Form 10-Q
period 2002-06-30
HUB INTERNATIONAL LTD
filed 2002-08-14
CIK 1133016

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended: June 30, 2002 Commission file number: 1-31310

                                 HUB INTL. LOGO

                           HUB INTERNATIONAL LIMITED

             (Exact name of registrant as specified in its Charter)

             ONTARIO, CANADA                                  36-4412416
     (State or other jurisdiction of             (I.R.S. Employer Identification No.)
      incorporation or organization)
   55 EAST JACKSON BOULEVARD, CHICAGO,                          60604
                 ILLINOIS
                                                              (Zip Code)
 (Address of principal executive offices)

                                 (877) 402-6601

               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                       OUTSTANDING AT AUGUST 14, 2002
        Common stock, no par value            28,564,118

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

HUB INTERNATIONAL LIMITED

INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................       3
Consolidated Balance Sheets as of June 30, 2002 and December
  31, 2001..................................................       3
Consolidated Statements of Earnings for the three months and
  six months ended June 30, 2002 and 2001...................       4
Consolidated Statements of Retained Earnings for the six
  months ended June 30, 2002 and 2001.......................       5
Consolidated Statements of Cash Flows for the three months
  and the six months ended June 30, 2002 and 2001...........       6
Notes to Interim Consolidated Financial Statements..........       7
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................      21
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................      26
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS...................................      26
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........      26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................      27
ITEM 5. OTHER INFORMATION...................................      28
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................      29
SIGNATURES..................................................      30

  2   HUB INTERNATIONAL LIMITED                     INTERIM REPORT JUNE 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

HUB INTERNATIONAL LIMITED
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

                                                                     2002        2001
                                                              -----------    --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $    30,218    $ 26,979
Trust cash..................................................       44,762      50,426
Accounts and other receivables..............................      123,842     101,313
Investment held for sale....................................           --      40,772
Income taxes receivable.....................................        2,166       1,460
Future income taxes.........................................        2,174       1,999
Prepaid expenses............................................        2,570       2,471
                                                              -----------    --------
TOTAL CURRENT ASSETS........................................      205,732     225,420
PROPERTY AND EQUIPMENT......................................       20,127      20,935
OTHER INTANGIBLE ASSETS.....................................       24,395      25,331
GOODWILL....................................................      223,606     220,848
FUTURE INCOME TAXES.........................................        6,225       2,671
OTHER ASSETS................................................        6,882       7,091
                                                              -----------    --------
TOTAL ASSETS................................................  $   486,967    $502,296
                                                              -----------    --------
LIABILITIES
CURRENT LIABILITIES:
Bank debt...................................................  $        --    $ 55,000
Accounts payable and accrued liabilities....................      163,501     164,094
Future income taxes.........................................        1,531       1,387
Current portion long-term debt and capital leases...........        3,388       4,169
                                                              -----------    --------
TOTAL CURRENT LIABILITIES...................................      168,420     224,650
LONG-TERM DEBT AND CAPITAL LEASES...........................       35,345      76,159
SUBORDINATED CONVERTIBLE DEBENTURES.........................       35,000      61,624
FUTURE INCOME TAXES.........................................        5,436       4,592
                                                              -----------    --------
TOTAL LIABILITIES...........................................      244,201     367,025
                                                              -----------    --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY........................................
Share capital...............................................      216,090     125,506
Cumulative translation account..............................        5,980       2,770
Retained earnings...........................................       20,696       6,995
                                                              -----------    --------
TOTAL SHAREHOLDERS' EQUITY..................................      242,766     135,271
                                                              -----------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $   486,967    $502,296
                                                              -----------    --------

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT JUNE 30, 2002                      HUB INTERNATIONAL LIMITED    3

HUB INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(IN THOUSAND OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                SECOND QUARTER               FIRST SIX MONTHS
                                           -------------------------    --------------------------
                                                2002            2001          2002            2001
                                           ---------    ------------    ----------    ------------
                                                        (As restated                  (As restated
                                                         see note 1)                   see note 1)
REVENUE
  Commission income......................  $  52,140    $     27,306    $   93,550    $     50,532
  Contingent commissions and volume
    overrides............................      3,273           1,118         9,431           5,104
  Other..................................      1,883             918         3,799           1,803
                                           ---------    ------------    ----------    ------------
                                              57,296          29,342       106,780          57,439
                                           ---------    ------------    ----------    ------------
EXPENSES
  Remuneration...........................     29,824          17,091        57,514          33,174
  Selling................................      2,728           1,472         5,649           3,191
  Occupancy..............................      2,901           1,586         5,626           3,155
  Depreciation...........................      1,354             572         2,634           1,144
  Administration.........................      5,765           3,028        10,979           5,860
                                           ---------    ------------    ----------    ------------
                                              42,572          23,749        82,402          46,524
                                           ---------    ------------    ----------    ------------
NET EARNINGS BEFORE THE FOLLOWING........     14,724           5,593        24,378          10,915
  Interest expense.......................      2,404             645         5,098           1,234
  Goodwill and other intangible asset
    amortization.........................        379             906           758           1,677
  Gain on disposal of property and
    equipment and investments............     (2,530)           (319)       (2,572)           (294)
  Other income -- put option liability...       (305)             --          (678)             --
                                           ---------    ------------    ----------    ------------
NET EARNINGS BEFORE INCOME TAXES.........     14,776           4,361        21,772           8,298
                                           ---------    ------------    ----------    ------------
PROVISION FOR INCOME TAX EXPENSE
  Current................................      3,233           1,748         6,014           3,043
  Future.................................        831              55           107             231
                                           ---------    ------------    ----------    ------------
                                               4,064           1,803         6,121           3,274
                                           ---------    ------------    ----------    ------------
NET EARNINGS.............................  $  10,712    $      2,558    $   15,651    $      5,024
                                           ---------    ------------    ----------    ------------
EARNINGS PER SHARE
  BASIC..................................      $0.53           $0.14         $0.79           $0.27
  DILUTED................................      $0.41           $0.14         $0.63           $0.27
WEIGHTED AVERAGE SHARES OUTSTANDING
  -- BASIC (000'S).......................     20,195          18,577        19,846          18,574
WEIGHTED AVERAGE SHARES OUTSTANDING
  -- DILUTED (000'S).....................     27,919          18,677        27,598          18,624

(the accompanying notes form an integral part of the interim financial statements)

  4   HUB INTERNATIONAL LIMITED                     INTERIM REPORT JUNE 30, 2002

HUB INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

                                                                  2002         2001
                                                              --------      -------
                                                                       (As restated
                                                                        see note 1)
RETAINED EARNINGS -- BEGINNING OF PERIOD....................  $  6,995      $   587
Net earnings for the period.................................    15,651        5,024
Dividends paid..............................................    (1,950)      (1,651)
                                                              --------      -------
RETAINED EARNINGS -- END OF PERIOD..........................  $ 20,696      $ 3,960
                                                              --------      -------

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT JUNE 30, 2002                      HUB INTERNATIONAL LIMITED    5

HUB INTERNATIONAL LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS AND SIX MONTHS ENDED
JUNE 30, 2002 AND 2001
(IN THOUSANDS OF U.S. DOLLARS)
(UNAUDITED)

                                                   SECOND QUARTER               FIRST SIX MONTHS
                                              -------------------------     -------------------------
                                                   2002            2001          2002            2001
                                              ---------    ------------     ---------    ------------
                                                           (As restated                  (As restated
                                                            see note 1)                   see note 1)
OPERATING ACTIVITIES
Net earnings................................  $  10,712    $      2,558     $  15,651    $      5,024
Items not affecting working capital
  Amortization and depreciation.............      1,733           1,478         3,392           2,821
  Gain on disposal of property and equipment
    and investments.........................     (2,530)           (319)       (2,572)           (294)
  Other income -- put option liability......       (305)             --          (678)             --
  Future income taxes.......................        831              55           107             231
                                              ---------    ------------     ---------    ------------
                                                 10,441           3,772        15,900           7,782
Non-cash working capital items
  Accounts and other receivables............    (44,045)        (14,843)      (20,219)         (7,982)
  Prepaid expenses..........................        777             (15)          313             135
  Accounts payable and accrued
    liabilities.............................     43,855          16,677        (1,235)          5,733
  Income taxes..............................     (1,013)            895          (771)            376
                                              ---------    ------------     ---------    ------------
                                                 10,015           6,486        (6,012)          6,044
                                              ---------    ------------     ---------    ------------
FINANCING ACTIVITIES
Bank debt...................................    (55,000)         38,393       (55,000)         38,393
Long-term debt -- advances..................         --          79,276            --          79,276
Long-term debt and capital leases --
  repayments................................    (68,168)           (490)      (70,100)         (2,230)
Share capital -- issued for cash net of
  issue costs...............................     88,091              --        88,091              --
Share capital -- repurchases................         --            (215)           --            (299)
Dividends paid..............................     (1,950)         (1,651)       (1,950)         (1,651)
                                              ---------    ------------     ---------    ------------
                                                (37,027)        115,313       (38,959)        113,489
                                              ---------    ------------     ---------    ------------
INVESTING ACTIVITIES
Property and equipment -- purchases.........       (910)           (337)       (1,691)           (868)
Proceeds from investment held for sale......     43,521              --        43,521              --
Sale of subsidiaries........................        719              --         1,687              --
Purchase of subsidiaries, net of cash
  received..................................       (993)       (104,418)         (993)       (105,975)
Other assets................................        185            (771)           22            (707)
                                              ---------    ------------     ---------    ------------
                                                 42,522        (105,526)       42,546        (107,550)
                                              ---------    ------------     ---------    ------------
CHANGE IN CASH AND CASH EQUIVALENTS AND
  TRUST CASH................................     15,510          16,273        (2,425)         11,983
CASH AND CASH EQUIVALENTS AND TRUST CASH --
  BEGINNING OF PERIOD.......................     59,470          27,985        77,405          32,275
                                              ---------    ------------     ---------    ------------
CASH AND CASH EQUIVALENTS AND TRUST CASH --
  END OF PERIOD.............................  $  74,980    $     44,258     $  74,980    $     44,258
                                              ---------    ------------     ---------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  AMOUNT OF INTEREST PAID IN THE PERIOD.....  $   7,890    $        559     $  10,391    $      1,222
  AMOUNT OF INCOME TAXES PAID IN THE
    PERIOD..................................  $   4,338    $        905     $   6,904    $      2,888

(the accompanying notes form an integral part of the interim financial statements)

  6   HUB INTERNATIONAL LIMITED                     INTERIM REPORT JUNE 30, 2002

HUB INTERNATIONAL LIMITED
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(IN THOUSANDS OF U.S. DOLLARS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE
INDICATED)

1.  NATURE OF OPERATIONS

BUSINESS OPERATIONS
Hub International Limited (the "Company") is an international insurance brokerage that provides a variety of property and casualty, life and health, employee benefits, investment and risk management products and services. The Company's shares are listed on both the Toronto Stock Exchange (TSX: HBG) and the New York Stock Exchange (NYSE: HBG).

INITIAL U.S. PUBLIC OFFERING
In June 2002, the Company completed its initial U.S. public offering ("U.S. IPO") of 6.9 million common shares at a price of $14 per share. The cash proceeds of the offering, net of issue costs of $8.5 million, were approximately $88.1 million, of which approximately $86.0 million was used to repay bank debt, long-term debt and a convertible subordinated debenture.

CHANGE IN REPORTING CURRENCY
The Company's consolidated financial statements historically have been expressed in Canadian dollars. Effective September 30, 2001, the Company adopted the U.S. dollar as its reporting currency. Comparative financial information has been restated in U.S. dollars using the translation of convenience method. At September 30, 2001, all historical financial statements, including financial results for the three months and the six months ending June 30, 2001, were converted from Canadian to U.S. dollars at the exchange rate in effect at September 30, 2001 of one Canadian dollar to 0.6338 U.S. dollar.

BUSINESS COMBINATIONS
Acquisitions of subsidiaries have been accounted for using the purchase method, whereby the results of acquired companies are included only from the date of acquisition.

Effective June 28, 2001, the Company acquired Kaye Group Inc. (Kaye). Kaye, primarily an insurance broker, also underwrote insurance risks through its subsidiaries, Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively Old Lyme). The Company indicated prior to the effective date of the acquisition that it intended to find a purchaser for the Old Lyme operations as soon as possible after closing.

At December 31, 2001, the net assets and liabilities of Old Lyme were recorded at their original cost as an investment held for sale in the Company's consolidated balance sheet. The net earnings of the Old Lyme operations from the date of acquisition in June, 2001 have been excluded from the Company's consolidated statements of earnings. On December 31, 2001, the Company entered into a stock purchase agreement with Fairfax Inc. to sell all of the issued and outstanding shares of Old Lyme, pending regulatory approval. Fairfax Inc. is a subsidiary of Fairfax Financial Holdings Limited (Fairfax), which owns approximately 27.9% of the Company's outstanding shares as of June 30, 2002. The sale of Old Lyme to Fairfax Inc. was completed on May 30, 2002. The agreed upon purchase price (which is considered to be fair market value) was Old Lyme's December 31, 2001 shareholder's equity of approximately $42.8 million determined in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), plus interest at four percent per annum from January 1, 2002 until May 30, 2002, resulting in total sale proceeds of approximately $43.5 million. The difference between the actual purchase price and the carrying amount of the investment held for sale was recorded as a gain on the sale of investment during the second quarter in the amount of approximately $2.6 million. This gain was not taxable. Approximately $36.5 million of the sale proceeds were used to repay bank debt. As a result of agreements entered into with Fairfax Inc. on the closing of the sale of Old Lyme, the Company is eligible to earn contingent commissions from Fairfax Inc. related to loss ratios on premium volume placed with Old Lyme.

INTERIM REPORT JUNE 30, 2002                      HUB INTERNATIONAL LIMITED    7

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (Canadian GAAP) for annual financial statements and accordingly, should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 as set out on pages 12 to 45 of the Company's 2001 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. These interim consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company's consolidated financial statements for the year ended December 31, 2001, except as noted below. Canadian GAAP differs in certain respects from U.S. GAAP and to the extent that these differences affect the Company, the differences are described in note 11 "Reconciliation to U.S. GAAP."

GOODWILL
Effective January 1, 2002, the Company adopted the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3062, "Goodwill and Other Intangible Assets" (Section 3062) without restatement of prior periods.

Goodwill and intangible assets with indefinite useful lives are no longer amortized but are subject to impairment tests on at least an annual basis. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying value of a reporting unit with its fair value. If any potential impairment is indicated, it is quantified by comparing the carrying value of goodwill to its fair value, based on the fair value of the assets and liabilities of the reporting unit.

Intangible assets, other than goodwill, which do not have indefinite lives are amortized over their useful lives. These intangible assets are subject to an annual impairment test comparing carrying values to net recoverable amounts.

In accordance with Section 3062, the Company has completed its impairment testing on the balance of goodwill and intangible assets with an indefinite life as of January 1, 2002. Based on the testing, no impairment losses were incurred for the three months and the six months ended June 30, 2002.

As required under Section 3062, no goodwill amortization expense was incurred for the three months and the six months ended June 30, 2002. For the three months and the six months ended June 30, 2001, the Company incurred goodwill amortization expense of $906 and $1,677 before tax and approximately $761 and $1,434 after tax ($0.04 and $0.08 per share), respectively.

The effect of the adoption of Section 3062 on net earnings and earnings per share for the three months and the six months ended June 30, 2002 and 2001 was as follows:

                                                          FOR THE                 FOR THE
                                                        THREE MONTHS             SIX MONTHS
                                                       ENDED JUNE 30,          ENDED JUNE 30,
                                                     ------------------      ------------------
                                                         2002      2001          2002      2001
                                                     --------    ------      --------    ------
Reported net earnings..............................  $ 10,712    $2,558      $ 15,651    $5,024
Add back: Goodwill amortization....................        --       761            --     1,434
                                                     --------    ------      --------    ------
Net earnings adjusted for goodwill.................  $ 10,712    $3,319      $ 15,651    $6,458
                                                     --------    ------      --------    ------
Basic EPS -- Reported..............................     $0.53     $0.14         $0.79     $0.27
Basic EPS -- Adjusted for goodwill.................     $0.53     $0.18         $0.79     $0.35
Diluted EPS -- Reported............................     $0.41     $0.14         $0.63     $0.27
Diluted EPS -- Adjusted for goodwill...............     $0.41     $0.18         $0.63     $0.35

  8   HUB INTERNATIONAL LIMITED                     INTERIM REPORT JUNE 30, 2002

ACCOUNTING POLICY FOR STOCK BASED COMPENSATION PLANS
The Company accounts for stock options awarded to employees under its equity incentive plan using the intrinsic value method of accounting. The Company has disclosed pro-forma net earnings and pro-forma earnings per share as if the fair value method of accounting has been used for stock options granted after January 1, 2002 in note 9.

3.  EARNINGS PER SHARE
Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Stock options under the equity incentive plan are anti-dilutive for the three months and six months ended June 30, 2002 and are not included in the calculation of diluted earnings per share as the exercise price of the options exceeds the average market price of the Company's common shares for the period that the options were outstanding. Earnings per common share has been compiled below:

                                                         FOR THE                  FOR THE
                                                      THREE MONTHS              SIX MONTHS
                                                     ENDED JUNE 30,           ENDED JUNE 30,
                                                   -------------------      -------------------
                                                       2002       2001        2002         2001
                                                   --------    -------      --------    -------
Net earnings (numerator).........................  $ 10,712    $ 2,558      $ 15,651    $ 5,024
Plus income effect of assumed conversions:
  Interest on 8.5% subordinated convertible
    debentures...................................       799         --         1,603         --
                                                   --------    -------      --------    -------
Net earnings plus assumed conversions
  (numerator)....................................  $ 11,511    $ 2,558      $ 17,254    $ 5,024
                                                   --------    -------      --------    -------
Weighted average shares outstanding -- basic
  (denominator)..................................    20,195     18,577        19,846     18,574
Plus incremental shares from assumed conversions:
  Put options....................................     2,153        100         2,153         50
  8.5% subordinated convertible debentures.......     5,571         --         5,599         --
                                                   --------    -------      --------    -------
Weighted average shares outstanding -- Diluted
  (denominator)..................................    27,919     18,677        27,598     18,624
                                                   --------    -------      --------    -------
Earnings per common share:
  Basic..........................................     $0.53      $0.14         $0.79      $0.27
  Diluted........................................     $0.41      $0.14         $0.63      $0.27

4.  COMMITMENTS AND CONTINGENCIES
(a) Under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $5,636 and $5,542 as of June 30, 2002 and December 31, 2001, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 652 and 669 common shares as of June 30, 2002 and December 31, 2001, respectively, which have a market value of $9,762 and $6,389 as of June 30, 2002 and December 31, 2001, respectively. Interest in the amount of $66 and $127 for the three months and six months ended June 30, 2002 and $105 and $222 for the respective periods in 2001 on the loans was paid by the Company.

(b) The Company has committed to award, under the Company's equity incentive plan, an aggregate of 266 restricted shares that will be paid for by the participants, subject to the provisions of the Sarbanes-Oxley Act of 2002, with loans either from the Company or from a bank and guaranteed by the Company, and an aggregate of 471 restricted share units that are exercisable for common shares, without payment of cash consideration. As of June 30, 2002, no restricted shares or restricted share units had been awarded or issued.

(c) The former owners of Burnham Insurance Group, Inc. could be entitled to contingent consideration in the event that the acquired Burnham operations meet certain profitability targets for the twelve-month period

INTERIM REPORT JUNE 30, 2002                      HUB INTERNATIONAL LIMITED    9
ended December 31, 2002. The contingent consideration to be issued, if the profitability criteria are met, shall be a portion of actual profitability in excess of the target. Any contingent consideration issued by the Company shall be paid 38% in cash, 51% in restricted common shares of the Company, and 11% in unrestricted common shares of the Company.

    Contingent consideration may also be issued in connection with the acquisition of J. P. Flanagan Corporation as follows:

                                                                              CONTINGENT
                                                             CONTINGENT    CONSIDERATION
                                                          CONSIDERATION           TARGET
YEAR                                                            (000'S)         CRITERIA
----                                                      -------------    -------------
2002....................................................      38 shares          Revenue
2002....................................................      38 shares    Profitability
2003....................................................      88 shares          Revenue
2003....................................................      37 shares    Profitability

    An additional $400 of contingent consideration, based primarily on revenue targets, may also be issued in connection with other acquisitions made by the Company in 2001.

(d) In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

5.  DISPOSITIONS
During the second quarter of 2002, the Company sold assets and shares of certain insurance brokerages for approximately $1,758. The gain on these sales was approximately $163. These dispositions are not material to the consolidated financial statements.

6.  OTHER INTANGIBLE ASSETS AND GOODWILL
As of June 30, 2002 and December 31, 2001 the gross carrying amount and accumulated amortization of intangible assets were as follows:

                                     AS OF JUNE 30, 2002                As of December 31, 2001
                              ---------------------------------    ---------------------------------
                                 GROSS                                Gross
                              CARRYING    ACCUMULATED              CARRYING   ACCUMULATED
                                AMOUNT   AMORTIZATION     TOTAL      AMOUNT   AMORTIZATION     TOTAL
                              --------   ------------   -------    --------   ------------   -------
Definite life intangible
  assets:
  Customer relationships....  $21,539    $     1,493    $20,046    $21,720     $       759   $20,961
Indefinite life intangible
  assets:
  Non-competition
    covenants...............    1,839             77      1,762      1,839              56     1,783
  Trademarks................    2,587             --      2,587      2,587              --     2,587
                              -------    -----------    -------    -------     -----------   -------
Total.......................  $25,965    $     1,570    $24,395    $26,146     $       815   $25,331
                              -------    -----------    -------    -------     -----------   -------

The Company is unable to estimate the useful life of non-competition covenants and trademarks. These indefinite life intangible assets will be reviewed at least annually for impairment. Once a non-competition covenant is triggered, the Company's policy is to amortize the related intangible asset over the remaining period of the contractual obligation.

  10   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

The changes in the carrying amount of goodwill for the three months and the six months ended June 30, 2002, are as follows:

                                                   OPERATIONS    OPERATIONS
                                                    IN CANADA       IN U.S.       TOTAL
                                                   ----------    ----------    --------
Balance as of January 1, 2002....................  $   74,282    $  146,566    $220,848
Goodwill (disposed)..............................        (681)         (166)       (847)
Cumulative translation adjustment................         313            --         313
                                                   ----------    ----------    --------
Balance as of March 31, 2002.....................      73,914       146,400     220,314
Goodwill (disposed)/acquired.....................        (975)          639        (336)
Cumulative translation adjustment................       3,628            --       3,628
                                                   ----------    ----------    --------
Balance as of June 30, 2002......................  $   76,567    $  147,039    $223,606
                                                   ----------    ----------    --------

For the three months and six months ended June 30, 2002 and 2001, amortization was comprised of the following:

                                                           FOR THE THREE     FOR THE SIX
                                                               MONTHS           MONTHS
                                                           ENDED JUNE 30,   ENDED JUNE 30,
                                                           --------------   --------------
                                                            2002     2001    2002     2001
                                                           -----    -----   -----    -----
Customer relationships...................................  $ 368    $  --   $ 737    $  --
Non-competition covenants................................     11       --      21       --
Goodwill.................................................     --      906      --    1,677
                                                           -----    -----   -----    -----
Total....................................................  $ 379    $ 906   $ 758    $1,677
                                                           -----    -----   -----    -----

We estimate that our amortization charges for 2002 through 2006 for all acquisitions consummated to date will be:

                                               2002      2003      2004      2005      2006
YEAR ENDED DECEMBER 31,                      ------    ------    ------    ------    ------
Customer relationships.....................  $1,455    $1,454    $1,454    $1,454    $1,454
Non-competition covenants..................      44        56         2        --        --
                                             ------    ------    ------    ------    ------
Total......................................  $1,499    $1,510    $1,456    $1,454    $1,454
                                             ------    ------    ------    ------    ------

7.  DEBT
Bank debt

At June 30, 2002 the Company has two separate credit facilities:

(a) $25 million facility. Borrowings under this facility are accessed at a floating rate of 135 basis points above LIBOR. This facility is guaranteed by certain of the Company's subsidiaries and by Fairfax. The Company fully repaid this facility with proceeds from the sale of Old Lyme. At June 30, 2002 no amount was drawn on this facility. This facility expired on July 18, 2002.

(b) $25 million facility. Borrowings under this facility are accessed either at a floating rate of 150 basis points above LIBOR, (maximum of $23.5 million) or at a fixed interest rate of 9% (maximum of $1.5 million). This facility is guaranteed by certain of the Company's subsidiaries. The facility subject to a floating interest rate was repaid with proceeds from the sale of Old Lyme as well as from the U.S. IPO. As of June 30, 2002 approximately $1.3 million was drawn on the fixed interest rate facility and is included in long-term debt, due October 31, 2005. As of June 30, 2002, no amounts were drawn on the floating rate facility. The floating rate facility expired on July 17, 2002.

The Company fully paid and terminated its $7.9 million facility with the proceeds from the sale of Old Lyme.

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    11

Long-term debt and capital leases

                                                              JUNE 30,    December 31,
                                                                  2002            2001
                                                              --------    ------------
Revolving U.S. Dollar LIBOR loans at 3.0%...................  $ 10,000    $     49,454
Put options.................................................    17,885          17,274
Term loan with interest at prime plus  3/4%, repayable at
  $24 monthly, due August 2005*.............................       751             849
Term loan with interest at 9%, repayable at $46 monthly, due
  October 2005*.............................................     1,333           1,533
Term loan with interest at 7.8%, repayable at $367
  quarterly, due June 2002*.................................        --             728
Term loan with interest at 7.75%, repayable at $13 monthly,
  due March 2002*...........................................        --              38
Note payable with interest at 5.92%, repayable at $272
  annually, due November 2005...............................       982             953
Term loan with interest at 8.25%, repayable at $364
  semi-annually, due June 2007*.............................     3,007           4,007
Term loan with interest at 8%, repayable at $18 monthly, due
  July 2010.................................................     1,306           1,353
Various other unsecured notes payable and debt..............     2,212           2,669
Capital leases*.............................................     1,257           1,470
                                                              --------    ------------
Long-term debt and capital leases...........................    38,733          80,328
Less current portion........................................    (3,388)         (4,169)
                                                              --------    ------------
                                                              $ 35,345    $     76,159
                                                              --------    ------------

---------------

* Certain capital assets have been pledged as collateral in amounts not less than the outstanding balance at June 30, 2002 and December 31, 2001, respectively.

Revolving U.S. dollar LIBOR loans

Borrowings under this $50 million facility total $10 million and $49.5 million at June 30, 2002 and December 31, 2001, respectively, and are accessed at a floating rate of 112.5 basis points above LIBOR. This facility expires on June 20, 2003 and requires the Company to maintain certain financial ratios. The Company intends to extend the facility for a further period of one year; however, if the revolving period is not extended, any amounts outstanding will automatically convert into a three-year term loan at a fixed interest rate equal to the Canadian dollar interest swap rate quoted by the lender plus 1.375%. The Company paid down approximately $39.5 million of this facility during the quarter with the proceeds from the U.S. IPO. At June 30, 2002, $40 million under this facility remained available to be drawn by the Company. The Company was in compliance with all financial covenants governing this facility as of June 30, 2002 and December 31, 2001.

  12   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

Put Options

Long-term debt includes the estimated value of the financial liability of $17,885 and $17,274 at June 30, 2002 and December 31, 2001, respectively, relating to written put option agreements on 2,153 common shares, exercisable at a price of C$17.00 per share, issued to former owners of brokerages acquired who are officers and employees of the Company. The put options are exercisable as follows:

                                                                 NUMBER
                                                              OF SHARES
DATE                                                            (000'S)
----                                                          ---------
June 18, 2006...............................................        365
July 1, 2006................................................        873
June 18, 2007...............................................         73
June 18, 2011...............................................        292
July 1, 2011................................................        550

The Company will not be required to settle the liabilities in cash if the common share price exceeds C$17.00 on each of the above mentioned exercise dates. Any options not exercised on the exercise date immediately expire.

Subordinated convertible debentures

In connection with the acquisition of Kaye on June 28, 2001, the Company issued
(1) a $28.2 million aggregate principal amount, 8.5% convertible subordinated debenture due June 28, 2006 to a third party (the third-party note); and (2) $35 million aggregate principal amount, 8.5% convertible subordinated debentures due June 28, 2007 to certain subsidiaries of Fairfax (the Fairfax notes). These convertible debentures were dilutive at June 30, 2002 and anti-dilutive to earnings per share as of December 31, 2001.

The third-party note was fully repaid with the proceeds of the U.S. IPO and as of June 30, 2002 no amount was outstanding thereunder.

The Fairfax notes are convertible by the holders at any time into the Company's common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company's common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would own approximately 35% of the total outstanding common shares as of June 30, 2002.

Future repayments of long-term debt and capital leases are as follows:

FOR THE TWELVE MONTHS ENDING JUNE 30,
2003........................................................  $ 3,388
2004........................................................    1,499
2005........................................................   12,382
2006........................................................    4,748
2007........................................................    8,689
2008 and thereafter.........................................    8,027
                                                              -------
                                                              $38,733
                                                              -------

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    13

8.  SHARE CAPITAL

At June 30, 2002 and December 31, 2001, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At June 30, 2002 and December 31, 2001, there were an unlimited number of common shares authorized, of which 28,564 in 2002 and 21,656 in 2001 were issued and outstanding.

                                                                   COMMON SHARES
                                                              ------------------------
                                                               OUTSTANDING
                                                                   (000'S)      AMOUNT
                                                              ------------    --------
Balance, December 31, 2001..................................        21,656    $125,506
Issued for cash -- U.S. IPO.................................         6,900      90,584
Issued for executive stock purchase plan (net of
  repurchases)..............................................             8          --
                                                              ------------    --------
Balance, June 30, 2002......................................        28,564    $216,090
                                                              ------------    --------

In June 2002, the Company completed its U.S. IPO of 6,900 shares.

9.  EQUITY INCENTIVE PLAN

On May 10, 2002, the shareholders of the Company approved an equity incentive plan under which up to 2,100 awards of common shares may be issued to employees and directors of the Company. Awards under the plan may be in the form of restricted shares, restricted share units or stock options. Currently, the maximum number of awards under the equity incentive plan that may be newly issued common shares is limited to 500 and the maximum number of common shares that may be subject to an award granted to participants in any calendar year may not exceed 1,000 common shares. However, subject to shareholder ratification, the Company's Board of Directors has approved removing the 500 and 1,000 share limitations currently in the plan.

The Company has made a commitment to award 266 restricted shares and 471 restricted share units. Subject to the provisions of the Sarbanes-Oxley Act of 2002, the restricted shares will be paid for by the participants with loans either from the Company or from a bank and guaranteed by the Company. The Company will pay the interest on the loans on behalf of the participants. The restricted shares will be held by a trustee in escrow and as security for the outstanding loan of the respective participant. Subject to payment of the loan, a participant's entitlement to the release of restricted shares from escrow will vest at the rate of 10% per year while the participant continues to be employed by the Company.

Restricted share units are exercisable for common shares, without payment of cash consideration. Common shares derived from restricted share units will be subject to transfer restrictions that will cease to apply and, subject to applicable securities laws, be freely tradable as to 50% after five years and the balance after ten years of continuous employment.

As of June 30, 2002, no restricted shares or restricted share units have been awarded or issued.

On June 17, 2002 the Company granted options exercisable for 1,270 common shares at an exercise price of $15.67 per share, the U.S. dollar equivalent of the closing price of the Company's common shares on the TSX on that date. The maximum option term is seven years, and the options vest over three years. No options were exercised or forfeited from the date of grant through June 30, 2002. Accordingly, at June 30, 2002, 1,270 options were outstanding at a weighted average exercise price of $15.67.

  14   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

If the compensation cost for the stock options had been measured at its fair value and charged as an expense, net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30, 2002          JUNE 30, 2002
                                                  ----------------------    -------------------
Net earnings --
  As reported...................................                 $10,712                $15,651
  Pro-forma.....................................                 $10,668                $15,607
Earnings per share -- basic --
  As reported...................................                   $0.53                  $0.79
  Pro-forma.....................................                   $0.53                  $0.79
Diluted earnings per share --
  As reported...................................                   $0.41                  $0.63
  Pro-forma.....................................                   $0.41                  $0.63

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 1.15%, (ii) expected volatility range of 30%, (iii) risk-free interest rate of 4.14% and (iv) expected life of five years.

10. SEGMENTED INFORMATION

The Company is an international insurance brokerage which provides a variety of property and casualty, life and health, employee benefits, investment and risk management products and services. In addition to its Corporate Operations, the Company has two operating segments within its insurance brokerage business:
Canadian Operations and U.S. Operations. Corporate Operations consist primarily of investment income, unallocated administrative costs, interest expense and the income tax expense or benefit which is not allocated to the Company's operating segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    15

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment are as follows:

                                           For the three months ended June 30,
                          ----------------------------------------------------------------------
                                         2002                                 2001
                          -----------------------------------   --------------------------------
                            CANADA        U.S.   CONSOLIDATED    CANADA      U.S.   CONSOLIDATED
                          --------   ---------   ------------   -------   -------   ------------
REVENUE
Brokerage...............  $ 23,704   $  33,614   $     57,318   $21,482   $ 7,805   $     29,287
Corporate...............     4,921      49,026         53,947     1,852        48          1,900
Elimination of
  intra-segment
  revenue...............    (4,924)    (49,045)       (53,969)   (1,809)      (36)        (1,845)
                          --------   ---------   ------------   -------   -------   ------------
                          $ 23,701   $  33,595   $     57,296   $21,525   $ 7,817   $     29,342
                          --------   ---------   ------------   -------   -------   ------------
NET EARNINGS BEFORE
  INCOME TAXES
Brokerage...............  $  4,678   $  13,340   $     18,018   $ 3,818   $ 1,532   $      5,350
Corporate...............     1,999      (5,241)        (3,242)      804    (1,793)          (989)
                          --------   ---------   ------------   -------   -------   ------------
                          $  6,677   $   8,099   $     14,776   $ 4,622   $  (261)  $      4,361
                          --------   ---------   ------------   -------   -------   ------------
INCOME TAXES
Brokerage...............  $  1,871   $   4,347   $      6,218   $ 1,993   $   632   $      2,625
Corporate...............      (141)     (2,013)        (2,154)     (119)     (703)          (822)
                          --------   ---------   ------------   -------   -------   ------------
                          $  1,730   $   2,334   $      4,064   $ 1,874   $   (71)  $      1,803
                          --------   ---------   ------------   -------   -------   ------------
NET EARNINGS
Brokerage...............  $  2,807   $   8,993   $     11,800   $ 1,825   $   900   $      2,725
Corporate...............     2,140      (3,228)        (1,088)      923    (1,090)          (167)
                          --------   ---------   ------------   -------   -------   ------------
                          $  4,947   $   5,765   $     10,712   $ 2,748   $  (190)  $      2,558
                          --------   ---------   ------------   -------   -------   ------------
AMORTIZATION............        $5        $374           $379      $607      $299           $906
ADDITIONS TO PROPERTY
  AND EQUIPMENT.........      $617        $306           $923      $299      $119           $418
DEPRECIATION............      $440        $914         $1,354      $437      $135           $572
INTEREST INCOME.........      $167        $311           $478      $292      $119           $411
INTEREST EXPENSE........    $2,150        $254         $2,404      $596       $49           $645

  16   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

                                           For the six months ended June 30,
                        ------------------------------------------------------------------------
                                        2002                                 2001
                        ------------------------------------   ---------------------------------
                           CANADA        U.S.   CONSOLIDATED     CANADA      U.S.   CONSOLIDATED
                        ---------   ---------   ------------   --------   -------   ------------
REVENUE
Brokerage.............  $  43,027   $  63,708   $    106,735   $ 39,923   $17,358   $     57,281
Corporate.............     10,009      49,293         59,302      4,051        72          4,123
Elimination of intra-
  segment revenue.....     (9,955)    (49,302)       (59,257)    (3,908)      (57)        (3,965)
                        ---------   ---------   ------------   --------   -------   ------------
                        $  43,081   $  63,699   $    106,780   $ 40,066   $17,373   $     57,439
                        ---------   ---------   ------------   --------   -------   ------------
NET EARNINGS BEFORE
  INCOME TAXES
Brokerage.............  $   5,901   $  19,066   $     24,967   $  5,684   $ 3,993   $      9,677
Corporate.............      4,321      (7,516)        (3,195)     1,940    (3,319)        (1,379)
                        ---------   ---------   ------------   --------   -------   ------------
                        $  10,222   $  11,550   $     21,772   $  7,624   $   674   $      8,298
                        ---------   ---------   ------------   --------   -------   ------------
INCOME TAXES
Brokerage.............  $   2,365   $   6,841   $      9,206   $  2,960   $ 1,647   $      4,607
Corporate.............       (186)     (2,899)        (3,085)       (32)   (1,301)        (1,333)
                        ---------   ---------   ------------   --------   -------   ------------
                        $   2,179   $   3,942   $      6,121   $  2,928   $   346   $      3,274
                        ---------   ---------   ------------   --------   -------   ------------
NET EARNINGS
Brokerage.............  $   3,536   $  12,225   $     15,761   $  2,724   $ 2,346   $      5,070
Corporate.............      4,507      (4,617)          (110)     1,972    (2,018)           (46)
                        ---------   ---------   ------------   --------   -------   ------------
                        $   8,043   $   7,608   $     15,651   $  4,696   $   328   $      5,024
                        ---------   ---------   ------------   --------   -------   ------------
AMORTIZATION..........        $10        $748           $758     $1,104      $573         $1,677
ADDITIONS TO PROPERTY
  AND EQUIPMENT.......     $1,156        $538         $1,694       $752      $218           $970
DEPRECIATION..........       $866      $1,768         $2,634       $886      $258         $1,144
INTEREST INCOME.......       $293        $523           $816       $563      $336           $899
INTEREST EXPENSE......     $4,537        $561         $5,098     $1,149       $85         $1,234

                                       As of June 30, 2002 and December 31, 2001
                       -------------------------------------------------------------------------
                                       2002                                  2001
                       ------------------------------------   ----------------------------------
                          CANADA        U.S.   CONSOLIDATED     CANADA       U.S.   CONSOLIDATED
                       ---------   ---------   ------------   --------   --------   ------------
IDENTIFIABLE ASSETS
Brokerage............  $ 133,260   $ 315,883   $    449,143   $109,896   $319,989   $    429,885
Investment held for
  sale...............         --          --             --         --     40,772         40,772
Corporate............     33,889       3,935         37,824     28,212      3,427         31,639
                       ---------   ---------   ------------   --------   --------   ------------
                       $ 167,149   $ 319,818   $    486,967   $138,108   $364,188   $    502,296
                       ---------   ---------   ------------   --------   --------   ------------

11. RECONCILIATION TO U.S. GAAP

The interim consolidated financial statements have been prepared in accordance with Canadian GAAP which differs in certain respects from U.S. GAAP.

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    17

NET EARNINGS AND COMPREHENSIVE INCOME

The table below represents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive insurance for the three months and the six months ended June 30, 2002 and 2001:

                                                        FOR THE THREE           FOR THE SIX
                                                         MONTHS ENDED          MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    -------------------
                                                          2002      2001        2002       2001
                                                      --------    ------    --------    -------
Net earnings for the period based on Canadian
  GAAP..............................................  $ 10,712    $2,558    $ 15,651    $ 5,024
Adjustment to investment held for sale (1)..........    (2,481)       --      (2,236)        --
Change in reporting currency (2)....................        --        63          --        144
Adjustment to put option liability (3)..............      (364)      (18)       (761)       (18)
                                                      --------    ------    --------    -------
Net earnings for the year based on U.S. GAAP (4)....     7,867     2,603      12,654      5,150
Other comprehensive income
  Unrealized gains (losses), net of tax of $16 --
    Q2/02, $(21) -- Q2/01, $(8) -- Q2/02 YTD, $46 --
    Q2/01 YTD.......................................       (25)       34          14        (75)
  Reclassification adjustment, net of tax -- $(85)
    -- 2002, $86 -- 2001............................       138      (143)        138       (143)
  Foreign currency translation adjustment, net of
    tax of $(2,725) -- Q2/02, $(1,557) -- Q2/01,
    $(3,250) -- Q2/02 YTD, $983 -- Q2/01 YTD........     4,440     2,538       5,296     (1,607)
                                                      --------    ------    --------    -------
Comprehensive income based on U.S. GAAP (5).........  $ 12,420    $5,032    $ 18,102    $ 3,325
                                                      --------    ------    --------    -------
Basic earnings per share based on U.S. GAAP.........     $0.39     $0.14       $0.64      $0.28
Diluted earnings per share based on U.S. GAAP.......     $0.31     $0.14       $0.52      $0.28

SHAREHOLDERS' EQUITY

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders' equity at June 30, 2002 and December 31, 2001:

                                                              JUNE 30,    December 31,
                                                                  2002            2001
                                                              --------    ------------
Shareholders' equity based on Canadian GAAP.................  $242,766    $    135,271
Adjustment to investment held for sale (1)..................    (1,716)            520
Accumulated other comprehensive income:
  Unrealized gains (losses), net of tax of $(8) -- 2002, $86
    -- 2001.................................................        12            (140)
  Cumulative translation account (2)........................     1,609              --
Adjustment to put option liability (3)......................    (4,911)         (4,898)
Executive share purchase plan loans (6).....................    (2,115)         (2,142)
                                                              --------    ------------
Shareholders' equity based on U.S. GAAP (4).................  $235,645    $    128,611
                                                              --------    ------------

---------------

Notes:

(1) Under Canadian GAAP, Old Lyme was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until disposal) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

  18   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

    Under U.S. GAAP, Old Lyme was recorded as an investment held for sale at its fair value of $40,938. Between acquisition and disposal the carrying value of the investment was adjusted for increases in fair value due to changes in its U.S. GAAP net asset value and interest accretion. Such adjustments were reflected as changes in goodwill arising on the Kaye acquisition. Interest on debt financing the purchase of Old Lyme was debited to the carrying value of the investment and did not impact earnings. The difference between the carrying value of the investment as of the date of disposal and the sale proceeds was reflected as an adjustment to goodwill arising on the Kaye acquisition and accordingly no gain or loss was recorded in income.

    The impact of the above noted Canadian and U.S. GAAP differences on earnings were as follows:

                                                   FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                    ENDED JUNE 30, 2002       ENDED JUNE 30, 2002
                                               ------------------------    ----------------------
    Gain recognized under Canadian GAAP not
      recorded under U.S. GAAP...............  $                 (2,613)   $               (2,613)
    Interest charged to earnings under
      Canadian GAAP not charged to earnings
      under U.S. GAAP........................                       132                       377
                                               ------------------------    ----------------------
                                               $                 (2,481)   $               (2,236)
                                               ------------------------    ----------------------

(2) The Company's consolidated financial statements historically have been expressed in Canadian dollars. Effective September 30, 2001, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP, comparative financial information has been restated in U.S. dollars using the translation of convenience method. At September 30, 2001, all historical financial statements were converted from Canadian to U.S. dollars at the exchange rate in effect at September 30, 2001 of one Canadian dollar to
    0.6338 U.S. dollar. Revenue and expenses subsequent to September 30, 2001 were translated to U.S. dollars at the average exchange rate for the period.

    Under U.S. GAAP, historical financial statements are translated using a different exchange rate, which: for assets and liabilities is the exchange rate at the balance sheet date; for the income statement is the average exchange rate for the period; and for the share capital accounts is the historical exchange rate.

    Under Canadian GAAP, foreign exchange differences are included in the cumulative translation account without adjustment for taxes. Under US GAAP, foreign exchange differences are included in the cumulative translation account net of tax.

    The aggregate impact of these differences has been presented in the reconciliation of shareholders' equity for Canadian to U.S. GAAP under the caption "cumulative translation account."

(3) Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with the Burnham and Flanagan acquisitions was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition dates are included in earnings. Under U.S. GAAP, the fair value of the share consideration and the attached put options is initially recorded in equity. The redemption value of the shares to which the put options are attached has been reclassified as mezzanine equity outside of shareholders' equity as a result of the put options granted on those shares to certain of the selling shareholders. The fair value of the put options at the date of issuance is also recorded as a debit to shareholders' equity, representing an unearned compensation expense, as the put options require the selling shareholders to remain employed by the Company in order to be able to exercise the put options. Compensation expense is being recognized using the straight-line method over the period from the issue date to the exercise date.

(4) The condensed consolidated statements of earnings and cash flows for the three months and six months ended June 30, 2002 and 2001 and the condensed consolidated balance sheets as at June 30, 2002 and December 31, 2001 under U.S. GAAP are as follows:

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    19

                                             FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                ENDED JUNE 30,            ENDED JUNE 30,
                                           ------------------------    --------------------
                                               2002            2001        2002        2001
                                           --------    ------------    --------    --------
Revenue..................................  $ 57,296    $     30,066    $106,780    $ 59,075
Net earnings before income taxes.........  $ 11,897    $      4,451    $ 18,759    $  8,516
Net earnings.............................  $  7,867    $      2,603    $ 12,654    $  5,150
Cash provided (used) by operating
  activities (7).........................  $  6,385    $     (8,298)   $    251    $ (7,972)
Cash provided (used) by investing
  activities.............................  $ 42,607    $   (108,553)   $ 42,598    $(112,139)
Cash provided (used) by financing
  activities.............................  $(37,301)   $    119,887    $(39,610)   $117,990

                                           JUNE 30,     December 31
                                               2002            2001
                                           --------    ------------
Total current assets.....................  $203,617    $    226,191
Total assets.............................  $484,837    $    500,852
Total current liabilities................  $169,012    $    224,968
Total liabilities........................  $226,327    $    350,070
Mezzanine equity.........................  $ 22,865    $     22,171
Total shareholders' equity...............  $235,645    $    128,611

(5) Under U.S. GAAP, comprehensive income is measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130). This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses on debt and equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company's investments in debt and equity securities are immaterial to the overall financial statement presentation.

(6) Under Canadian GAAP, loans granted by the Company to employees under the executive share purchase plan are treated as a receivable and included in the balance sheet caption "Accounts and other receivables." Under U.S. GAAP, these loans are included as a reduction to shareholders' equity.

(7) Under Canadian GAAP, the statement of cash flows reconciles changes in cash and cash equivalents and trust cash for each of the periods presented. The statement of cash flows includes changes in trust cash as it is available to settle accounts payable to insurance companies which are included as part of current liabilities. Under U.S. GAAP, the statement of cash flows reconciles changes in cash and cash equivalents only. Under U.S. GAAP, changes in trust cash are included as part of the change in non-cash working capital in the determination of cash provided from operating activities.

  20   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

PART 1 -- ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and accompanying notes. Certain information contained in "Management's discussion and analysis of financial condition and results of operations" are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere. Unless otherwise indicated, all dollar amounts are expressed in, and the term "dollars" and the symbol "$" refer to, U.S. dollars.

RESULTS OF OPERATIONS
Three months ended June 30, 2002
Compared with three months ended June 30, 2001

Revenue. Total revenue for the three months ended June 30, 2002 increased by $28.0 million, or 95%, to $57.3 million from $29.3 million for the three months ended June 30, 2001. Of this increase, $25.7 million was attributable to acquisitions. For the three months ended June 30, 2002, commission income increased by $24.8 million, or 91%, to $52.1 million from $27.3 million for the three months ended June 30, 2001. Excluding the effects of acquisitions, commission income increased by $2.7 million or 10%. This increase was mainly due to organic growth, including the continued firming of insurance premium rates. For the three months ended June 30, 2002 revenue from contingent commissions and volume overrides increased by $2.2 million, or 193%, to $3.3 million from $1.1 million for the three months ended June 30, 2001. Excluding the effects of acquisitions of $2.3 million, contingent commissions and volume overrides decreased $0.1 million, or 15%, compared with the prior period. This decrease was primarily the result of the timing of the receipt of contingent commissions. For the six month period ended June 30, 2002, excluding acquisitions, contingent commissions and volume overrides were greater than the prior year period. As a result of agreements entered into with Fairfax Inc. on the closing of the sale of Old Lyme, the Company could earn contingent commissions from Fairfax Inc. related to the premium volume placed with Old Lyme. Included in the increase of $2.3 million related to acquisitions is approximately $1.0 million of revenues recorded from Fairfax Inc. relating to the first quarter 2002 that were not previously recognized due to the timing of the closing of the sale of Old Lyme. For the three months ended June 30, 2002, other income, which includes fees and interest income, increased by $1.0 million or 105% to $1.9 million from $0.9 million for the three months ended June 30, 2001. Excluding the effects of acquisitions of $1.3 million, other income decreased $0.3 million or 34% as a result of a decrease in interest rates as compared to the prior year period.

  U.S. Operations

For the three months ended June 30, 2002, total revenue from U.S. Operations increased by $25.8 million, or 330%, to $33.6 million from $7.8 million for the three months ended June 30, 2001. This increase was attributable primarily to acquisitions. For the three months ended June 30, 2002, commission income increased by $22.5 million, or 304%, to $29.9 million from $7.4 million for the three months ended June 30, 2001. Excluding the effects of acquisitions, commission income increased by $0.3 million, or 4%. This increase was mainly due to organic growth. For the three months ended June 30, 2002 revenue from contingent commissions and volume overrides increased by $2.1 million, or 1,138%, to $2.3 million from $0.2 million for the three months ended June 30, 2001. Excluding the effects of acquisitions of $2.3 million, contingent commissions and volume overrides decreased by $0.2 million, or 103%, as compared with the prior year period. This decrease is primarily the result of the timing of the receipt of contingent commissions. For the six month period ended June 30, 2002, excluding acquisitions, contingent commissions and volume overrides increased $0.4 million, or 33%, from the prior year period. As mentioned above included in the increase of $2.3 million related to acquisitions is approximately $1.0 million of revenue recorded from Fairfax that relates to the first quarter of 2002. For the three months ended June 30, 2002, other income, which includes fees and interest income, increased by $1.2 million, or 509%, to $1.4 million from $0.2 million for the three months ended June 30, 2001. Excluding the effect of acquisitions of $1.3 million, other income decreased $0.1 million, or 63%, as a result of a decrease in interest rates as compared to the prior year period.

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    21

  Canadian Operations

For the three months ended June 30, 2002, total revenue from Canadian Operations increased by $2.2 million, or 10%, to $23.7 million from $21.5 million for the three months ended June 30, 2001. This increase was primarily attributable to organic growth and the continued firming of insurance premium rates. For the three months ended June 30, 2002, commission income increased by $2.4 million, or 12%, to $22.3 million from $19.9 million for the three months ended June 30, 2001, mainly due to organic growth, including the continued firming of insurance premium rates. For the three months ended June 30, 2002 and 2001, revenue from contingent commissions and volume overrides remained the same at $0.9 million. For the three months ended June 30, 2002, other income, which includes fees and interest income, decreased by $0.2 million, or 25%, to $0.5 million from $0.7 million for the three months ended June 30, 2001, primarily as a result of lower interest rates.

Remuneration. Remuneration costs for the three months ended June 30, 2002 increased by $12.7 million, or 75%, to $29.8 million from $17.1 million for the three months ended June 30, 2001. Remuneration costs as a percentage of total revenue decreased to 52% from 58% in 2001. The decrease in remuneration as a percentage of revenue is the result of organic growth, fixed costs within remuneration and a decrease in the accrual of management profitability bonuses of $2.1 million associated with the granting of stock options. During the quarter, the Company changed its management bonus compensation plan whereby approximately 50% of bonuses to be paid were replaced with stock option awards. Of the $2.1 million decrease, $0.2 million relates to a reduction of bonuses in the first quarter of 2002, as the change in the management bonus compensation plan was retroactive to January 1, 2002.

Selling. Selling expenses for the three months ended June 30, 2002 increased by $1.2 million, or 85%, to $2.7 million from $1.5 million for the three months ended June 30, 2001. Selling expenses as a percentage of total revenue of 5% remained unchanged for 2002 compared with 2001.

Occupancy. Occupancy expenses for the three months ended June 30, 2002 increased by $1.3 million, or 83%, to $2.9 million from $1.6 million for the three months ended June 30, 2001. Occupancy expenses as a percentage of total revenue of 5% remained unchanged for 2002 compared with 2001.

Depreciation. Depreciation expenses for the three months ended June 30, 2002 increased by $0.8 million, or 137%, to $1.4 million from $0.6 million for the three months ended June 30, 2001. Depreciation expenses as a percentage of total revenue of 2% remained unchanged for 2002 compared with 2001.

Administration. Administration expenses for the three months ended June 30, 2002 increased by $2.8 million, or 90%, to $5.8 million from $3.0 million for the three months ended June 30, 2001. Administration expenses as a percentage of total revenue of 10% remained unchanged for 2002 compared with 2001.

Interest expense. Interest expense for the three months ended June 30, 2002 increased by $1.8 million, or 273%, to $2.4 million from $0.6 million for the three months ended June 30, 2001. The increase was largely attributable to additional debt incurred to fund the acquisitions of Kaye Group Inc. and other brokerages acquired in 2001.

Goodwill and other intangible asset amortization. Goodwill and other intangible asset amortization for the three months ended June 30, 2002 decreased by $0.5 million, or 58%, to $0.4 million from $0.9 million for the three months ended June 30, 2001. The decrease was attributable to the elimination of goodwill amortization effective January 1, 2002 under The Canadian Institute of Chartered Accountants Accounting Standards Board Handbook Section 3062, "Goodwill and Other Intangible Assets."

Other income -- put option liability. Other income -- put option liability of $0.3 million for the three months ended June 30, 2002 reflects a change in the fair value of the put options. The put options were issued by the Company as consideration for certain businesses acquired in the second and third quarters of 2001 and the put option liability is classified as long-term debt at fair value until such time as the option is exercised or expires.

Gain on disposal of property and equipment and investments. Gain on disposal of property and equipment and investments for the three months ended June 30, 2002 increased by $2.2 million, or 693%, to $2.5 million from $0.3 million for the three months ended June 30, 2001. Included in the second quarter of 2002 is the gain on the sale of Old Lyme of $2.6 million, which is not taxable.

  22   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

Provision for income tax expense. Income taxes for the three months ended June 30, 2002 and 2001 were $4.1 million and $1.8 million, respectively, resulting in an effective tax rate of 28% and 41% for 2002 and 2001, respectively. Of the total 13% decrease, 5% was the result of the non-taxable gain on the sale of Old Lyme and the remainder was the result of a greater proportion of our revenues earned outside of Canada, where income is taxed at lower rates.

Net earnings. Net earnings for the three months ended June 30, 2002 increased by $8.1 million, or 319%, to $10.7 million compared with $2.6 million in 2001. Basic earnings per share increased 279% to $0.53 for 2002 from $0.14 per share for 2001. Diluted earnings per share increased 193% to $0.41 for 2002 from $0.14 for 2001. Excluding the gain on the sale of Old Lyme of $2.6 million, net earnings, basic earnings per share and diluted earnings per share would have been $8.1 million, $0.40 and $0.32, respectively.

RESULTS OF OPERATIONS
Six months ended June 30, 2002
Compared with six months ended June 30, 2001

Revenue. Total revenue for the six months ended June 30, 2002 increased by $49.4 million, or 86%, to $106.8 million from $57.4 million for the six months ended June 30, 2001. Of this increase, $44.5 million was attributable to acquisitions. For the six months ended June 30, 2002, commission income increased by $43.1 million, or 85%, to $93.6 million from $50.5 million for the six months ended June 30, 2001. Excluding the effects of acquisitions, commission income increased by $5.4 million, or 11%. This increase was mainly due to organic growth, including the continued firming of insurance premium rates. For the six months ended June 30, 2002 revenue from contingent commissions and volume overrides increased by $4.3 million, or 85%, to $9.4 million from $5.1 million for the six months ended June 30, 2001. This increase was attributable primarily to acquisitions. For the six months ended June 30, 2002, other income, which includes fees and interest income, increased by $2.0 million, or 111%, to $3.8 million from $1.8 million for the six months ended June 30, 2001. Excluding the effects of acquisitions of $2.6 million, other income decreased $0.6 million, or 36%, as a result of a decrease in interest rates compared with the prior year period.

  U.S. Operations

For the six months ended June 30, 2002, total revenue from U.S. Operations increased by $46.3 million, or 266%, to $63.7 million from $17.4 million for the six months ended June 30, 2001. Excluding the effect of acquisitions, total revenue increased $1.5 million, or 9%, primarily due to organic growth and the continued firming of insurance premium rates. For the six months ended June 30, 2002, commission income increased by $39.4 million, or 253%, to $55.0 million from $15.6 million for the six months ended June 30, 2001. Excluding the effect of acquisitions, commission income increased $1.4 million, or 9%. This increase was mainly due to organic growth, including the continued firming of insurance premium rates. For the six months ended June 30, 2002, revenue from contingent commissions and volume overrides increased by $4.6 million, or 355%, to $5.9 million from $1.3 million for the six months ended June 30, 2001. Excluding the effects of acquisitions of $4.2 million, contingent commissions and volume overrides increased by $0.4 million, or 33%, as compared with the prior year period. This increase was attributable primarily to volume overrides related to enhanced relationships with insurance carriers. For the six months ended June 30, 2002, other income, which includes fees and interest income, increased by $2.3 million, or 447%, to $2.8 million from $0.5 million for the six months ended June 30, 2001. Excluding the effect of acquisitions of $2.7 million, other income decreased $0.3 million, or 59%, as a result of a decrease in interest rates compared with the prior year period.

  Canadian Operations

For the six months ended June 30, 2002, total revenue from Canadian Operations increased by $3.0 million, or 8%, to $43.0 million from $40.0 million for the six months ended June 30, 2001. This increase was primarily due to organic growth and the continued firming of insurance premium rates. For the six months ended June 30, 2002, commission income increased by $3.7 million, or 11%, to $38.6 million from $34.9 million for the six months ended June 30, 2001. This increase was mainly due to organic growth, including the continued firming of insurance premium

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    23
rates. For the six months ended June 30, 2002 revenue from contingent commissions and volume overrides decreased by $0.3 million, or 7%, to $3.5 million from $3.8 million for the six months ended June 30, 2001. This decrease was primarily attributable to deteriorating loss ratios on business placed with insurance carriers during 2001. For the six months ended June 30, 2002, other income, which includes fees and interest income, decreased by $0.4 million, or 28%, to $0.9 million from $1.3 million for the six months ended June 30, 2001. This decrease was attributable primarily to a decrease in interest rates compared with the prior year period.

Remuneration. Remuneration costs for the six months ended June 30, 2002 increased by $24.3 million, or 73%, to $57.5 million from $33.2 million for the six months ended June 30, 2001. Remuneration costs as a percentage of total revenue decreased to 54% from 58% in 2001. The decrease in remuneration as a percentage of revenue is the result of organic growth, fixed costs within remuneration and a decrease in the accrual of management profitability bonuses of $2.1 million associated with the granting of stock options. In the second quarter of 2002 the Company changed its management bonus compensation plan (retroactive to January 1, 2002) whereby approximately 50% of bonuses to be paid were replaced with stock option awards.

Selling. Selling expenses for the six months ended June 30, 2002 increased by $2.4 million, or 77%, to $5.6 million from $3.2 million for the six months ended June 30, 2001. Selling expenses as a percentage of total revenue decreased to 5% in 2002 from 6% in 2001. This decrease was due to a combination of strong organic growth and certain fixed selling expenses.

Occupancy. Occupancy expenses for the six months ended June 30, 2002 increased by $2.4 million, or 78%, to $5.6 million from $3.2 million for the six months ended June 30, 2001. Occupancy expenses as a percentage of total revenue of 5% remained unchanged for 2002 compared with 2001.

Depreciation. Depreciation expenses for the six months ended June 30, 2002 increased by $1.5 million, or 130%, to $2.6 million from $1.1 million for the six months ended June 30, 2001. Depreciation expenses as a percentage of total revenue of 2% remained unchanged for 2002 compared with 2001.

Administration. Administration expenses for the six months ended June 30, 2002 increased by $5.1 million, or 87%, to $11.0 million from $5.9 million for the year ended June 30, 2001. Administration expenses as a percentage of total revenue of 10% remained unchanged for 2002 compared with 2001.

Interest expense. Interest expense for the six months ended June 30, 2002 increased by $3.9 million, or 313%, to $5.1 million from $1.2 million for the six months ended June 30, 2001. The increase is largely attributable to additional debt incurred to fund the acquisitions of Kaye Group Inc. and other brokerages we acquired in 2001.

Goodwill and other intangible asset amortization. Goodwill and other intangible asset amortization for the six months ended June 30, 2002 decreased by $0.9 million, or 55%, to $0.8 million from $1.7 million for the six months ended June 30, 2001. This decrease is attributable to the elimination of goodwill amortization effective January 1, 2002 under The Canadian Institute of Chartered Accountants Accounting Standards Board Handbook Section 3062, "Goodwill and Other Intangible Assets."

Gain on disposal of property and equipment and investments. Gain on disposal of property and equipment and investments for the six months ended June 30, 2002 increased by $2.3 million, or 775%, to $2.6 million from $0.3 million for the six months ended June 30, 2001. Included in the six months ended June 30, 2002 is the gain on the sale of Old Lyme of $2.6 million which is not taxable.

Other income -- put option liability. Other income -- put option liability of $0.7 million for the six months ended June 30, 2002 reflects a change in the fair value of the put options. The put options were issued by the Company as consideration for certain businesses acquired in the second and third quarters of 2001 and the put option liability is classified as long-term debt at fair value until such time as the option is exercised or expires.

Provision for income tax expense. Income taxes for the six months ended June 30, 2002 and 2001 amounted to $6.1 million and $3.3 million, respectively, resulting in an effective tax rate of 28% and 39% for 2002 and 2001, respectively. Of the total 11% decrease, 4% was the result of the non-taxable gain on the sale of Old Lyme and the remainder was the result of a greater proportion of our revenues earned outside of Canada, where income is taxed at lower rates.

  24   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

Net earnings. Net earnings for the six months ended June 30, 2002 increased by $10.7 million, or 212%, to $15.7 million compared with $5.0 million in 2001. Basic earnings per share increased 193% to $0.79 compared with $0.27 per share for 2001. Diluted earnings per share increased 133% to $0.63 for 2002 from $0.27 for 2001. Excluding the gain on the sale of Old Lyme of $2.6 million, net earnings, basic earnings per share and diluted earnings per share would have been $13.0 million, $0.66 and $0.53, respectively.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2002, the Company had cash and cash equivalents and trust cash of $75.0 million, of which $44.8 million was trust cash, a decrease of $2.4 million from $77.4 million as of December 31, 2001. For the six months ended June 30, 2002, $6.0 million of cash was used by operating activities, of which $5.7 million was trust cash, primarily as a result of timing differences between the payment of accounts payable and the collection of accounts receivable, partially offset by net earnings adjusted for items not affecting working capital. For the six months ended June 30, 2002, $39.0 million of cash was used in financing activities, of which $125.1 million was used in repayment of bank debt, long-term debt and capital leases and $2.0 million was used for the payment of dividends, offset by $88.1 million of net proceeds raised by the Company in its U.S. IPO. For the six months ended June 30, 2002, $42.5 million of cash was provided by investing activities, primarily from the sale of Old Lyme and other brokerages for $44.2 million, partially offset by capital asset purchases of $1.7 million.

Net debt, defined as long-term debt, including the current portion of long-term debt, bank debt and subordinated convertible debentures less non-trust cash and the investment held for sale, as of June 30, 2002, was $43.5 million, compared with $129.2 million as of December 31, 2001. The decrease in net debt is due to the repayment of bank debt and a subordinated convertible debenture from the proceeds of the sale of Old Lyme and the U.S. IPO in the six months ended June 30, 2002. The Company's net debt-to-equity ratio decreased to 0.18:1 at June 30, 2002 from 0.96:1 at December 31, 2001. As of June 30, 2002 the Company was in compliance with the financial covenants under all credit facilities.

We believe that the Company's existing cash, funds generated from operations and borrowings available under our credit facilities, will be sufficient to satisfy the Company's financial requirements, including strategic acquisitions, during the next twelve months.

SHAREHOLDERS' EQUITY
Share repurchases. For the three months and six months ended June 30, 2002 no common shares were purchased and cancelled.

Shares reserved for issuance. As of June 30, 2002, 2,100 common shares were reserved for issuance under the Company's equity incentive plan.

Shareholders' equity increased by $107.5 million, or 79%, to $242.8 million as of June 30, 2002 from $135.3 million as of December 31, 2001. This increase resulted from net earnings of $15.7 million and an increase in share capital of $90.6 million related to the U.S. IPO, and an increase of the cumulative translation account of $3.2 million. The increase in shareholders' equity was offset by the payment of dividends of $2.0 million.

MARKET RISK

Interest rate risk
The Company is exposed to interest rate risk in connection with its credit facilities. The Company had approximately $10 million of floating rate bank debt outstanding at June 30, 2002. Each 100 basis point increase in the interest rates charged on the balance of the Company's outstanding floating rate debt will result in a $0.06 million decrease annually in its net earnings. The Company currently does not engage in any derivatives or hedging transactions. However, the Company is investigating and may enter into an interest rate swap for its outstanding subordinated convertible debentures.

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    25

EXCHANGE RATE SENSITIVITY
The Company reports its revenue in U.S. dollars. The Company's Canadian Operations earn revenue and incur expenses in Canadian dollars. Given the Company's significant Canadian dollar revenue, it is sensitive to the fluctuations in the value of the Canadian dollar and is therefore exposed to foreign currency exchange risk. Foreign currency exchange risk is the potential for loss in revenue and net income as a result of a decline in the U.S. dollar value of Canadian dollar revenue due to a decline in the value of the Canadian dollar compared to the U.S. dollar.

The Canadian dollar is subject to volatility and has experienced a significant decline in its value compared to the U.S. dollar in recent years. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on the Company's revenue, debt, cumulative translation account and net earnings in prior periods.

                                                             THREE MONTHS    Six months
                                                                    ENDED         ended
                                                                 JUNE 30,      June 30,
                                                                     2002          2002
                                                             ------------    ----------
Canadian Operations revenue................................  $     23,701    $   43,081
  Percentage of total......................................         41.4%         40.3%
Canadian Operations net earnings...........................  $      4,947    $    8,043
  Percentage of total......................................         46.2%         51.4%
Canadian dollar denominated debt...........................  $      1,374    $    1,374
$0.01 change in value of C$ results in change in:
  Revenue..................................................  +/-$     237    +/-$   431
  Net earnings.............................................  +/-$      49    +/-$    80
Cumulative translation account.............................  +/-$      14    +/-$    14

The increasing proportion of revenue derived from U.S. Operations and earned in U.S. dollars has, in part, offset the potential risk of a decline in the Canadian dollar. The Company expects that the proportion of revenue earned by the Company in U.S. dollars will continue to increase, further mitigating its foreign currency exchange sensitivity. The Company has not entered into, and does not intend to enter into, foreign currency forward exchange agreements.

PART 1 -- ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk".

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries are subject to various claims and legal proceedings relating to insurance placed by us and other contractual matters. In the opinion of management, the ultimate resolution of such pending or threatened proceedings will not have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Information required by Item 701 of Regulation S-K:

(1) The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933, for which the use of proceeds information is being disclosed is June 17, 2002, and the Commission file number assigned to such registration statement is 333-84734.

(2) The offering commenced on June 17, 2002.

(3) N/A.

(4) (i) The Company completed the offering on June 21, 2002 and the over-allotment was completed on June 27, 2002.

  26   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002

    (ii) The managing underwriters were: J.P. Morgan Securities Inc., Cochran, Caronia Securities LLC, Stephens Inc., BMO Nesbitt Burns Corp. and Ferris, Baker Watts, Incorporated.

    (iii)   Common Shares.

    (iv) 6.9 million shares were registered and sold at an aggregate offering price of $96.6 million.

    (v) Expenses incurred in the offering were approximately $8.5 million, including $6.3 million of underwriting commissions. All such payments were direct payments to others.

    (vi) The net offering proceeds to the Company after deducting the total expenses described in paragraph (4) (v) of this Item were approximately $88.1 million.

    (vii) The Company used the net proceeds from the offering to repay (1) the C$42.5 million, or approximately $28.2 million, of 8.5% convertible subordinated debenture due June 28, 2006, issued to a third party in connection with the acquisition of Kaye Group Inc. and (2) $57.7 million outstanding under the Company's credit facilities incurred in connection with the Company's 2001 U.S. acquisitions. The remaining proceeds have been used for working capital and general corporate purposes. No other direct or indirect payments to others were made, and this description of the use of proceeds does not represent a material change from the use of proceeds described in the Company's prospectus related to the U.S. IPO.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2002 Annual and Special Meeting of Shareholders (the "Meeting") was held on May 10, 2002. Five matters were submitted to a vote of shareholders at the Meeting:

(1) Appointment and Remuneration of Auditors. PricewaterhouseCoopers LLP was appointed Auditors of the Company to serve until the Company's Annual Meeting of Shareholders to be held in 2003, at a remuneration to be fixed by the Board of Directors. In support of the vote, which was conducted by a show of hands, proxies in favour of such appointment and authorization had been received prior to the Meeting from the holders of 9,785,654 voting securities of the Company (common shares), with the holders of NIL common shares abstaining from voting or withholding their votes on the motion.

(2) Election of Directors. Prior to the Meeting, proxies had been received in favour of the election of each of the nominees to the Board of Directors from the holders of 9,558,443 common shares of the Company, with the holders of 227,211 common shares of the Company abstaining from or withholding their votes for the election of such directors. The following directors were nominated and, in the absence of further nominations, elected to hold office for the term expiring at the Company's Annual Meeting of Shareholders to be held in 2003:

    R. Craig Barton
    Anthony F. Griffiths
    Richard A. Gulliver
    Bruce D. Guthart
    Martin P. Hughes
    Bradley P. Martin
    Jean Martin
    Paul Murray

(3) Ratification of Amendment to By-Laws. An ordinary resolution was voted on to ratify the amendment of By-Law No. 1 of the Company, previously approved by the Board of Directors, to allow for the appointment of presidents of divisions and operational units of the Company.

    To become effective, the approval of at least a majority of the votes cast in person or proxy at the Meeting was required. The requisite ratification of shareholders was obtained at the Meeting. In support of the vote, which was conducted by a show of hands, proxies in favour of such ratification had been received prior to the Meeting from the holders of 9,592,433 common shares of the Company, with the holders of NIL common shares voting against the motion.

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    27

(4) Approval of Change of Address of Registered Office of the Company. A special resolution was voted on to approve a change of the Company's registered office from Toronto, Ontario to Brampton, Ontario.

    To become effective, the approval of at least two-thirds of the votes cast in person or proxy at the Meeting was required. The requisite approval of shareholders was obtained at the Meeting. In support of the vote, which was conducted by a show of hands, proxies in favour of such approval had been received prior to the Meeting from the holders of 9,785,254 common shares of the Company, with the holders of NIL common shares voting against the motion.

(5) Approval of Equity Incentive Plan. A resolution of disinterested shareholders was voted on to approve an equity incentive plan as previously adopted by the Board of Directors (the "Equity Incentive Plan").

    To become effective, the approval of at least a majority of the votes cast in person or proxy at the Meeting, excluding any votes in respect of common shares beneficially owned by insiders of the Company who are entitled to participate in the Equity Incentive Plan ("Insider Participants") and their associates, was required. To the knowledge of management of the Company, there were 6,063,119 common shares of the Company beneficially owned by Insider Participants and their associates. The votes of Insider Participants and their associates were not counted at the Meeting for the purpose of the vote to approve the Equity Incentive Plan. The requisite approval of shareholders was obtained at the Meeting. The results of the vote, including all common shares of the Company represented at the Meeting other than common shares held by Insider Participants and their associates, were as follows: the holders of 4,428,309 common shares voted in favour of the approval, the holders of 541,445 common shares voted against approval and the holders of 20,461 common shares abstained from or withheld their votes.

ITEM 5.  OTHER INFORMATION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This Form 10-Q includes, and from time to time management may make forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to risks associated with:

-   implementing our business strategies;

-   identifying and consummating acquisitions;

-   successfully integrating acquired businesses;

-   developing and implementing effective information technology systems;

-   recruiting and retaining qualified employees;

-   fluctuations in the demand for insurance products;

- fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

-   any loss of services of key executive officers;

-   industry consolidation;

-   increased competition in the industry;

- the passage of new federal or state legislation subjecting our business to regulation in the jurisdictions in which we operate.

The words "believe," "anticipate," "project," "expect," "intend," "will likely result" or "will continue" and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Additional information regarding these risks and other factors that could cause the Company's actual results to differ materially from its expectations is included in the prospectus dated June 17, 2002 (the "Prospectus") filed pursuant

  28   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002
to Rule 424(b) under the Securities Act relating to the Company's registration statement on Form S-1. The information appearing under the heading "Risk factors" in the Prospectus, except for those risks discussed under the captions "Our common shares have no prior trading history in the United States and an active trading market may not develop" and "Investors will incur immediate dilution and may experience further dilution," and as modified in Exhibit 99.1 of this Form 10-Q, is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Dividends
On May 9, 2002, the Board of Directors declared a dividend of C$0.07 on the Company's common shares, payable June 30, 2002 for the quarter ended March 31, 2002 to shareholders of record on June 14, 2002.

Audit committee approval of non-audit services provided by Auditors
The Company's Audit Committee has approved the following non-audit services to be performed by the Company's Auditors, PricewaterhouseCoopers LLP:

    -  provide tax planning advice;

    - provide advice in connection with the estimated value of the Company's financial liability relating to written put option agreements;

    - provide advice in connection with the Company's stock-based compensation plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Information incorporated by reference into Part II of Form 10-Q.

(b) Reports on Form 8-K

There were no reports on Form 8-K for the period April 1, 2002 to June 30, 2002.

INTERIM REPORT JUNE 30, 2002                     HUB INTERNATIONAL LIMITED    29

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HUB INTERNATIONAL LIMITED

                                         /s/ Dennis J. Pauls
                                         ---------------------------------------
                                         Dennis J. Pauls
                                         Vice President And Chief Financial
                                         Officer
                                         (duly authorized officer and principal
                                         financial
                                         officer)

DATE: August 14, 2002

  30   HUB INTERNATIONAL LIMITED                    INTERIM REPORT JUNE 30, 2002