Form 10-Q
period 2002-09-30
HUB INTERNATIONAL LTD
filed 2002-11-14
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2002 Commission file number: 1-31310

HUB INTERNATIONAL LIMITED

(Exact name of registrant as specified in its Charter)

Ontario, Canada (State or other jurisdiction of incorporation or organization)	36-4412416 (I.R.S. Employer Identification No.)

55 East Jackson Boulevard, Chicago, Illinois (Address of principal executive offices)	60604 (Zip Code)

(877) 402-6601

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at November 8, 2002 28,578,534

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of September 30, 2002 and December 31, 2001

(in thousands of U.S. dollars)

	2002	2001

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$42,887	$26,979

Trust cash	45,401	50,426

Accounts and other receivables	83,536	101,313

Investment held for sale	—	40,772

Income taxes receivable	—	1,460

Future income taxes	4,078	1,999

Prepaid expenses	3,179	2,471

Total current assets	179,081	225,420

Goodwill	222,924	220,848

Other intangible assets	24,901	25,331

Property and equipment	19,605	20,935

Future income taxes	4,582	2,671

Other assets	6,511	7,091

Total assets	$457,604	$502,296

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Bank debt	$—	$55,000

Accounts payable and accrued liabilities	124,733	164,094

Income taxes payable	836	—

Future income taxes	444	1,387

Current portion long-term debt and capital leases	2,193	4,169

Total current liabilities	128,206	224,650

Long-term debt and capital leases	45,067	76,159

Subordinated convertible debentures	35,000	61,624

Future income taxes	5,277	4,592

Total liabilities	213,550	367,025

Commitments and contingencies

Shareholders’ equity:

Share capital	216,438	125,506

Contributed surplus	575	—

Cumulative translation account	2,186	2,770

Retained earnings	24,855	6,995

Total shareholders’ equity	244,054	135,271

Total liabilities and shareholders’ equity	$457,604	$502,296

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 3

Hub International Limited

Consolidated Statements of Earnings

For the three months and nine months ended September 30, 2002 and 2001

(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Third quarter		First nine months

	2002	2001	2002	2001

		(As restated		(As restated
		see note 1)		see note 1)

Revenue

Commission income	$46,567	$41,449	$140,117	$91,981

Contingent commissions and volume overrides	767	220	10,198	5,324

Other	2,218	1,932	6,017	3,735

	49,552	43,601	156,332	101,040

Expenses

Remuneration	26,620	24,701	84,134	57,875

Non-cash stock option remuneration	575	—	575	—

Selling	2,695	2,439	8,344	5,630

Occupancy	2,856	2,798	8,482	5,953

Depreciation	1,444	1,245	4,078	2,389

Administration	5,552	5,211	16,531	11,071

	39,742	36,394	122,144	82,918

Net earnings before the following	9,810	7,207	34,188	18,122

Interest expense	1,110	3,346	6,208	4,580

Goodwill and other intangible asset amortization	389	1,424	1,147	3,101

(Gain) loss on disposal of property and equipment and investments	(6)	8	(2,578)	(286)

Other income — put option liability	(270)	—	(948)	—

Net earnings before income taxes	8,587	2,429	30,359	10,727

Provision for income tax expense (benefit)

Current	4,831	2,323	10,845	5,366

Future	(1,666)	(1,925)	(1,559)	(1,694)

	3,165	398	9,286	3,672

Net earnings	$5,422	$2,031	$21,073	$7,055

Earnings per share

Basic	$0.21	$0.10	$0.96	$0.37

Diluted	$0.19	$0.09	$0.79	$0.36

Weighted average shares outstanding

— Basic (000’s)	26,416	19,401	22,060	18,852

Weighted average shares outstanding

— Diluted (000’s)	31,696	21,524	29,139	19,598

(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

Hub International Limited

Consolidated Statements of Retained Earnings

For the nine months ended September 30, 2002 and 2001

(in thousands of U.S. dollars)
(Unaudited)

	2002	2001

		(As restated
		see note 1)

Retained earnings — Beginning of period	$6,995	$587

Net earnings for the period	21,073	7,055

Dividends paid	(3,213)	(2,639)

Retained earnings — End of period	$24,855	$5,003

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months and nine months ended September 30, 2002 and 2001

(in thousands of U.S. dollars)
(Unaudited)

	Third quarter		First nine months

	2002	2001	2002	2001

		(As restated		(As restated
		see note 1)		see note 1)

OPERATING ACTIVITIES

Net earnings	$5,422	$2,031	$21,073	$7,055
Items not affecting cash

Amortization and depreciation	1,833	2,669	5,225	5,490

(Gain) loss on disposal of property and equipment and investments	(6)	8	(2,578)	(286)

Other income — put option liability	(270)	—	(948)	—

Non-cash stock option remuneration	575	—	575	—

Future income taxes	(1,666)	(1,925)	(1,559)	(1,694)

	5,888	2,783	21,788	10,565
Non-cash working capital items

Accounts and other receivables	37,773	33,542	17,482	25,560

Prepaid expenses	(650)	(706)	(348)	(571)

Accounts payable and accrued liabilities	(36,752)	(24,535)	(39,163)	(18,802)

Income taxes payable	2,986	2,252	2,231	2,628

	9,245	13,336	1,990	19,380

FINANCING ACTIVITIES

Bank debt	—	15,107	(55,000)	53,500

Long-term debt — advances	14,101	2,808	14,101	82,084

Long-term debt and capital leases — repayments	(4,503)	(1,276)	(46,609)	(3,506)

Subordinated convertible debenture — repayment	—	—	(26,800)	—

Share capital — issued for cash net of issue costs	7	3,635	88,098	3,635

Share capital — repurchases	—	—	—	(299)

Dividends paid	(1,263)	(988)	(3,213)	(2,639)

	8,342	19,286	(29,423)	132,775

INVESTING ACTIVITIES

Property and equipment — purchases	(1,155)	(6,212)	(2,798)	(7,080)

Proceeds from investment held for sale	—	—	43,521	—

Sale of subsidiaries	18	—	2,029	—

Purchase of subsidiaries, net of cash received	(3,245)	(14,448)	(4,553)	(120,423)

Other assets	103	(107)	117	(814)

	(4,279)	(20,767)	38,316	(128,317)

Change in cash and cash equivalents and trust cash	13,308	11,855	10,883	23,838

Cash and cash equivalents and trust cash —

Beginning of period	74,980	44,258	77,405	32,275

Cash and cash equivalents and trust cash —

End of period	$88,288	$56,113	$88,288	$56,113

Supplemental disclosure of cash flow information

Amount of interest paid in the period	$261	$1,083	$5,933	$2,305

Amount of income taxes paid in the period	$1,880	$162	$8,784	$3,050

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months and nine months ended September 30, 2002 and 2001 (unaudited)

(in thousands of U.S. dollars, except per share amounts or as otherwise indicated)

1.  Nature of operations and recent significant transactions

Business operations

Hub International Limited (the “Company”) is an international insurance brokerage that provides a variety of property and casualty, life and health, employee benefits, investment and risk management products and services. The Company’s shares are listed on both the Toronto Stock Exchange (TSX: HBG) and the New York Stock Exchange (NYSE: HBG).

Initial U.S. Public Offering

In June 2002, the Company completed its initial U.S. public offering (“U.S. IPO”) of 6.9 million common shares at a price of $14 per share. The cash proceeds of the offering, net of issue costs of $8.5 million, were approximately $88.1 million of which approximately $86.0 million was used to repay bank debt, long-term debt and a convertible subordinated debenture during the second quarter of 2002.

Change in reporting currency

The Company’s consolidated financial statements historically have been expressed in Canadian dollars. Effective October 1, 2001, the Company adopted the U.S. dollar as its reporting currency. Comparative financial information has been restated in United States (U.S.) dollars using the translation of convenience method. All historical financial statements, including financial results for the three months and the nine months ending September 30, 2001, were converted from Canadian to U.S. dollars at the exchange rate in effect at September 30, 2001 of one Canadian dollar to 0.6338 U.S. dollar.

Sale of Old Lyme

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

From the date of acquisition, the net assets and liabilities of Old Lyme were recorded at their original cost in the Company’s consolidated balance sheet as an investment held for sale. The net earnings of the Old Lyme operations from the date of acquisition in June, 2001 were excluded from the Company’s consolidated statements of earnings. On December 31, 2001, the Company entered into a stock purchase agreement with Fairfax Inc. to sell all of the issued and outstanding shares of Old Lyme, pending regulatory approval. Fairfax Inc. is a subsidiary of Fairfax Financial Holdings Limited (Fairfax), which owns approximately 27.8% of the Company’s outstanding shares as of September 30, 2002. The sale of Old Lyme to Fairfax Inc. was completed on May 30, 2002. The agreed upon purchase price (which was considered to be fair market value) was Old Lyme’s December 31, 2001 shareholders’ equity of approximately $42.8 million determined in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), plus interest at four percent per annum from January 1, 2002 until May 30, 2002, resulting in total sale proceeds of approximately $43.5 million. The difference between the actual purchase price and the carrying amount of the investment held for sale was recorded as a gain on the sale of investment during the second quarter of 2002 in the amount of approximately $2.6 million. This gain was not taxable. Approximately $36.5 million of the sale proceeds were used to repay bank debt. As a result of agreements entered into with Fairfax Inc. on the closing of the sale of Old Lyme, the Company is eligible to earn contingent commissions from Fairfax Inc. related to loss ratios on premium volume placed with Old Lyme.

2.  Summary of significant accounting policies

The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (Canadian GAAP) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2001 as set out

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 7

on pages 12 to 45 of the Company’s 2001 Annual Report. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. These interim consolidated financial statements of the Company are expressed in U.S. dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2001, except as noted below. Canadian GAAP differs in certain respects from U.S. GAAP and to the extent that these differences affect the Company, the differences are described in note 11 “Reconciliation to U.S. GAAP.”

Goodwill and other intangible assets

Effective January 1, 2002, the Company adopted the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3062, “Goodwill and Other Intangible Assets” (Section 3062) without restatement of prior periods.

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

In accordance with Section 3062, the Company completed its impairment testing on the balance of goodwill and intangible assets as of January 1, 2002. Based on the testing, no impairment losses were incurred.

As required under Section 3062, no goodwill amortization expense was incurred for the three months and the nine months ended September 30, 2002. For the three months and the nine months ended September 30, 2001, the Company incurred goodwill amortization expense of $1,424 and $3,101 before tax and approximately $1,233 and $2,667 after tax ($0.06 and $0.14 per diluted share), respectively.

The effect of the adoption of Section 3062 on net earnings and earnings per share for the three months and the nine months ended September 30, 2002 and 2001 was as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net earnings	$5,422	$2,031	$21,073	$7,055

Add back: Goodwill amortization	—	1,233	—	2,667

Net earnings adjusted for goodwill	$5,422	$3,264	$21,073	$9,722

Basic EPS — Reported	$0.21	$0.10	$0.96	$0.37

Basic EPS — Adjusted for goodwill	$0.21	$0.17	$0.96	$0.52

Diluted EPS — Reported	$0.19	$0.09	$0.79	$0.36

Diluted EPS — Adjusted for goodwill	$0.19	$0.15	$0.79	$0.50

Stock based compensation

The Company issued stock options for the first time in the second quarter of 2002. On July 1, 2002, the Company changed its accounting policy with respect to stock based compensation issued to employees. The Company’s new accounting policy is to recognize the fair value of stock based compensation as an expense over the period in which entitlement to the compensation is earned. Prior to July 1, 2002, the Company followed the intrinsic value method of accounting for such awards. There was no material impact of the change in accounting policy on previously reported amounts.

8 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

3.  Earnings per share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Stock options under the equity incentive plan were anti-dilutive for the three months and nine months ended September 30, 2002 and were not included in the calculation of diluted earnings per share as the exercise price of the options exceeds the average market price of the Company’s common shares for the period that the options were outstanding. Earnings per common share has been compiled below:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net earnings (numerator)	$5,422	$2,031	$21,073	$7,055

Plus income effect of assumed conversions:

Interest on 8.5% subordinated convertible debentures (net of income tax)	460	—	2,063	—

Net earnings plus assumed conversions (numerator)	$5,882	$2,031	$23,136	$7,055

Weighted average shares outstanding — basic (denominator)	26,416	19,401	22,060	18,852

Plus incremental shares from assumed conversions:

Put options	2,153	2,123	2,153	746

8.5% subordinated convertible debentures	3,127	—	4,926	—

Weighted average shares outstanding — Diluted (denominator)	31,696	21,524	29,139	19,598

Earnings per common share:

Basic	$0.21	$0.10	$0.96	$0.37

Diluted	$0.19	$0.09	$0.79	$0.36

4.  Commitments and contingencies

(a)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $5,166 and $5,542 as of September 30, 2002 and December 31, 2001, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 619 and 669 common shares as of September 30, 2002 and December 31, 2001, respectively, which have a market value of $9,753 and $6,389 as of September 30, 2002 and December 31, 2001, respectively. Interest on the loans in the amount of $69 and $196 for the three months and nine months ended September 30, 2002, and $94 and $316 for the respective periods in 2001 was paid by the Company and is included in remuneration expense.

(b)	The Company has committed to award, under the Company’s equity incentive plan, an aggregate of 266 restricted shares that will be paid for by the participants with loans either from the Company or from a bank (guaranteed by the Company). In addition, the Company has committed to award an aggregate of 471 restricted share units that are exercisable for common shares, without payment of cash consideration. As of September 30, 2002, no restricted shares or restricted share units had been awarded or issued. See note 9.

(c)	The former owners of Burnham Insurance Group (Burnham), are entitled to contingent consideration based upon certain acquired operations of Burnham achieving profitability targets for the twelve-month period ended June 30, 2002, adjusted for profitability of those same operations for the twelve-month period ended December 31, 2002. The contingent consideration to be issued shall be a multiple of the final adjusted profitability at December 31, 2002 for those operations. Any contingent consideration to be issued by the Company shall be paid 38% in cash, 51% in restricted common shares of the Company at C$17.00 per share and 11% in unrestricted common shares of the Company at the average price at which the Company’s shares

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 9

are traded on the Toronto Stock Exchange during the five trading days immediately preceding the date at which the final contingent consideration is determined. As of September 30, 2002 the Company estimated the total contingent payment, including both the common shares and cash portions, to be in the range of $19,000 to $23,000, to be paid in the first quarter of 2003.

Contingent consideration may also be issued in connection with the acquisition of J. P. Flanagan Corporation as follows:

Contingent
	Contingent	consideration
	Consideration	Target
Year	(000’s)	criteria

2002	38 shares	Revenue

2002	38 shares	Profitability

2003	88 shares	Revenue

2003	37 shares	Profitability

If any of the 2002 contingent consideration is not earned, the former owners of J. P. Flanagan will still be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

The former owners of C.S. Nenner Insurance Agency, Inc. (Nenner) are also entitled to contingent consideration based upon certain acquired operations of Nenner achieving profitability targets over a period of three years, commencing in October 2002. Amounts are payable every six months during that period. The contingent consideration to be paid shall be a percentage of a multiple of EBITA (earnings before interest, taxes and amortization) for those operations, determined for the then most recent six-month period payable at the end of each six-month period as to 10% in common shares of the Company and 90% in cash. The number of shares payable shall be determined and paid at the end of each six-month period based on the last sales price of the Company’s shares on the New York Stock Exchange averaged over a period of 20 consecutive trading days prior to the end of each six-month period. The Company has the option to pay the full amount of any contingent consideration in cash. As of September 30, 2002, the Company estimated the total contingent payment, including both the stock and cash portion, to be approximately $3,500.

As of September 30, 2002, the Company had not recorded any liabilities nor the related adjustment to goodwill as it related to unpaid contingent consideration for acquisitions. In addition, diluted shares outstanding had not been increased for any contingent consideration that is payable in common shares.

(d)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

10 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

5.  Other intangible assets and goodwill

As of September 30, 2002 and December 31, 2001 the gross carrying amount and accumulated amortization of intangible assets were as follows:

	As of September 30, 2002			As of December 31, 2001

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Total	amount	amortization	Total

Definite life intangible assets:

Customer relationships	$22,365	$1,870	$20,495	$21,720	$759	$20,961

Indefinite life intangible assets:

Non-competition covenants	1,908	89	1,819	1,839	56	1,783

Trademarks	2,587	—	2,587	2,587	—	2,587

Total	$26,860	$1,959	$24,901	$26,146	$815	$25,331

The Company is unable to estimate the useful life of non-competition covenants and trademarks. These indefinite life intangible assets will be reviewed at least annually for impairment. Once a non-competition covenant is triggered, the Company’s policy is to amortize the related intangible asset over the remaining period of the contractual obligation.

The changes in the carrying amount of goodwill for the three months and the nine months ended September 30, 2002, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of January 1, 2002	$74,282	$146,566	$220,848

Goodwill (disposed)/acquired	(1,656)	3,220	1,564

Cumulative translation adjustment	512	—	512

Balance as of September 30, 2002	$73,138	$149,786	$222,924

For the three months and nine months ended September 30, 2002 and 2001, amortization was comprised of the following:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2002	2001	2002	2001

Customer relationships	$377	$—	$1,114	$—

Non-competition covenants	12	—	33	—

Goodwill	—	1,424	—	3,101

Total	$389	$1,424	$1,147	$3,101

We estimate that our amortization charges for 2002 through 2006 for all acquisitions consummated to date will be:

	2002	2003	2004	2005	2006
Year ended December 31,
Customer relationships	$1,455	$1,454	$1,454	$1,454	$1,454

Non-competition covenants	44	56	2	—	—

Total	$1,499	$1,510	$1,456	$1,454	$1,454

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 11

6.  Recent acquisitions

During the third quarter of 2002, the Company acquired the assets of two insurance brokerages, including Nenner, for approximately $3,519. The preliminary allocation of aggregate purchase prices to the fair values of the assets acquired was as follows: goodwill — $2,777, customer relationships — $660, non-competition covenants — $69, and capital assets — $13.

7.  Debt

Long-term debt and capital leases

	September 30,	December 31,
	2002	2001

Revolving U.S. Dollar LIBOR loans at 2.95%	$15,600	$49,454

Put options	16,863	17,274

Term loan, interest only at 10%, due February 2007(1)	7,500	—

Term loan with interest at prime plus 3/4%, repayable at $23 monthly, due August 2005*	652	849

Term loan with interest at 9%, repayable at $46 monthly, due October 2005*	1,233	1,533

Note payable with interest at 5.92%, repayable at $272 annually, due November 2005	995	953

Term loan with interest at 8%, repayable at $18 monthly, due July 2010	1,268	1,353

Term loan with interest at 8.25%, repayable at $364 semi-annually, due June 2007	—	4,007

Term loan with interest at 7.8%, repayable at $367 quarterly, due June 2002	—	728

Term loan with interest at 7.75%, repayable at $13 monthly, due March 2002	—	38

Various other unsecured notes payable and debt	2,045	2,669

Capital leases*	1,104	1,470

Long-term debt and capital leases	47,260	80,328

Less current portion	(2,193)	(4,169)

	$45,067	$76,159

(1)	This term loan is from an insurance carrier. Provisions of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduce the principal payment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement both the annual interest payments as well as the principal payment can be reduced to zero. As of September 30, 2002, it was not yet determinable if a credit had been earned.

*	Certain capital assets have been pledged as collateral in amounts not less than the outstanding balance at September 30, 2002 and December 31, 2001, respectively.

Revolving U.S. dollar LIBOR loans

Borrowings under this $50 million facility totaled $15.6 million and $49.5 million at September 30, 2002 and December 31, 2001, respectively, and are accessed at a floating rate of 112.5 basis points above LIBOR, which was 1.81% and 2.09% at September 30, 2002 and December 31, 2001, respectively. This facility expires on June 20, 2003 and requires the Company to maintain certain financial ratios. The Company intends to extend the facility for a further period of one year; however, if the revolving period is not extended, any amounts outstanding will automatically convert into a three-year term loan at a fixed interest rate equal to the Canadian dollar interest swap

12 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

rate quoted by the lender plus 1.375%. At September 30, 2002, $34.4 million under this facility remained available to be drawn by the Company. The Company was in compliance with all financial covenants governing this facility as of September 30, 2002 and December 31, 2001.

Put Options

Long-term debt includes the estimated value of the financial liability of $16,863 and $17,274 at September 30, 2002 and December 31, 2001, respectively, relating to put options on 2,153 common shares, exercisable at a price of C$17.00 per share, issued to former owners of brokerages acquired who are officers and employees of the Company. The put options are exercisable as follows:

Number
of shares
Date	(000’s)

June 18, 2006	365

July 1, 2006.	873

June 18, 2007	73

June 18, 2011	292

July 1, 2011.	550

The Company will not be required to settle the liabilities in cash if the common share price exceeds C$17.00 on each of the above mentioned exercise dates. Any put options not exercised on the exercise date immediately expire.

Subordinated convertible debentures

In connection with the acquisition of Kaye on June 28, 2001, the Company issued (1) a $28.2 million aggregate principal amount, 8.5% convertible subordinated debenture due June 28, 2006 to a third party (the third-party note); and (2) a $35 million aggregate principal amount, 8.5% convertible subordinated debentures due June 28, 2007 to certain subsidiaries of Fairfax (the Fairfax notes).

The third-party note was fully repaid with the proceeds of the U.S. IPO on June 28, 2002. As of September 30, 2002, the $35 million Fairfax notes remain outstanding.

The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 35% of the total outstanding common shares as of September 30, 2002.

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ending September 30,

2003	$2,193

2004	1,434

2005	17,142

2006	10,582

2007	8,305

2008 and thereafter	7,604

$47,260

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 13

8.  Share Capital

At September 30, 2002 and December 31, 2001, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At September 30, 2002 and December 31, 2001, there were an unlimited number of common shares authorized, of which 28,582 in 2002 and 21,656 in 2001 were issued and outstanding.

	Common shares

	Outstanding
	(000’s)	Amount

Balance, December 31, 2001	21,656	$125,506

Issued — U.S. IPO	6,900	90,584

Issued for executive stock purchase plan (net of repurchases)	2	—

Purchase of subsidiaries	24	348

Balance, September 30, 2002	28,582	$216,438

9.  Equity Incentive Plan

On May 10, 2002, the shareholders of the Company approved an equity incentive plan under which up to 2,100 awards of common shares may be issued to employees and directors of the Company. Awards under the plan may be in the form of restricted shares, restricted share units or stock options. Currently, the maximum number of awards under the equity incentive plan that may be newly issued common shares is limited to 500 and the maximum number of common shares that may be subject to an award granted to participants in any calendar year may not exceed 1,000 common shares. However, subject to shareholder ratification, the Company’s Board of Directors has approved removing the 500 and 1,000 share limitations currently in the plan.

The Company has made a commitment to award 266 restricted shares and 471 restricted share units. The restricted shares will be paid for by the participants with loans either from the Company or from a bank and guaranteed by the Company. The Company will pay the interest on the loans on behalf of the participants. The restricted shares will be held by a trustee in escrow and as security for the outstanding loan of the respective participant. Subject to payment of the loan, a participant’s entitlement to the release of restricted shares from escrow will vest at the rate of 10% per year while the participant continues to be employed by the Company.

Restricted share units are exercisable for common shares, without payment of cash consideration. Common shares derived from restricted share units will be subject to transfer restrictions that will cease to apply with respect to 50% of the shares after five years and the balance of the shares after ten years of continuous employment.

As of September 30, 2002, no restricted shares or restricted share units have been awarded or issued.

On June 17, 2002 the Company granted options exercisable for 1,270 common shares at an exercise price of $15.67 per share, the U.S. dollar equivalent of the closing price of the Company’s common shares on the TSX on that date. The maximum option term is seven years, and the options vest as to one-third per year over three years of continuous employment. No options were exercised or forfeited and none expired from the date of grant through September 30, 2002. Accordingly, at September 30, 2002, 1,270 options were outstanding at a weighted average exercise price of $15.67. The remaining average contract life of the options at September 30, 2002 was 6.7 years.

The aggregate fair value of options granted of $5,995 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 1.15%, (ii) expected volatility range of 30%, (iii) risk-free interest rate of 4.14% and (iv) expected life of five years. The fair value of the options granted is being recognized as an expense over the vesting period.

14 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

10. Segmented information

The Company is an international insurance brokerage which provides a variety of property and casualty, life and health, employee benefits, investment and risk management products and services. In addition to its Corporate Operations, the Company has two operating segments within its insurance brokerage business: Canadian Operations and U.S. Operations. Corporate Operations consist primarily of investment income, unallocated administrative costs, interest expense and the income tax expense or benefit which is not allocated to the Company’s operating segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended September 30,

	2002			2001

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue

Brokerage	$21,264	$28,330	$49,594	$19,354	$24,225	$43,579

Corporate	4,336	372	4,708	5,353	99	5,452

Elimination of intra-segment revenue	(4,345)	(405)	(4,750)	(5,320)	(110)	(5,430)

	$21,255	$28,297	$49,552	$19,387	$24,214	$43,601

Net earnings before income taxes

Brokerage	$2,875	$5,032	$7,907	$1,010	$3,090	$4,100

Corporate	3,034	(2,354)	680	1,576	(3,247)	(1,671)

	$5,909	$2,678	$8,587	$2,586	$(157)	$2,429

Income taxes

Brokerage	$991	$1,712	$2,703	$697	$1,236	$1,933

Corporate	809	(347)	462	(263)	(1,272)	(1,535)

	$1,800	$1,365	$3,165	$434	$(36)	$398

Net earnings

Brokerage	$1,884	$3,320	$5,204	$313	$1,854	$2,167

Corporate	2,225	(2,007)	218	1,839	(1,975)	(136)

	$4,109	$1,313	$5,422	$2,152	$(121)	$2,031

Amortization	$12	$377	$389	$606	$818	$1,424

Additions to property and equipment	$366	$764	$1,130	$324	$6,017	$6,341

Depreciation	$478	$966	$1,444	$442	$803	$1,245

Interest income	$210	$283	$493	$362	$399	$761

Interest expense	$886	$224	$1,110	$2,954	$392	$3,346

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 15

	For the nine months ended September 30,

	2002			2001

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue

Brokerage	$64,291	$92,038	$156,329	$59,277	$41,583	$100,860

Corporate	14,345	49,665	64,010	9,404	171	9,575

Elimination of intra-segment revenue	(14,300)	(49,707)	(64,007)	(9,228)	(167)	(9,395)

	$64,336	$91,996	$156,332	$59,453	$41,587	$101,040

Net earnings before income taxes

Brokerage	$8,776	$24,098	$32,874	$6,694	$7,083	$13,777

Corporate	7,355	(9,870)	(2,515)	3,516	(6,566)	(3,050)

	$16,131	$14,228	$30,359	$10,210	$517	$10,727

Income taxes

Brokerage	$3,356	$8,553	$11,909	$3,657	$2,883	$6,540

Corporate	623	(3,246)	(2,623)	(295)	(2,573)	(2,868)

	$3,979	$5,307	$9,286	$3,362	$310	$3,672

Net earnings

Brokerage	$5,420	$15,545	$20,965	$3,037	$4,200	$7,237

Corporate	6,732	(6,624)	108	3,811	(3,993)	(182)

	$12,152	$8,921	$21,073	$6,848	$207	$7,055

Amortization	$22	$1,125	$1,147	$1,710	$1,391	$3,101

Additions to property and equipment	$1,522	$1,302	$2,824	$1,076	$6,235	$7,311

Depreciation	$1,344	$2,734	$4,078	$1,328	$1,061	$2,389

Interest income	$503	$806	$1,309	$925	$735	$1,660

Interest expense	$5,423	$785	$6,208	$4,103	$477	$4,580

	As of September 30, 2002 and December 31, 2001

	2002			2001

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets

Brokerage	$121,785	$291,416	$413,201	$109,896	$319,989	$429,885

Investment held for sale	—	—	—	—	40,772	40,772

Corporate	32,318	12,085	44,403	28,212	3,427	31,639

	$154,103	$303,501	$457,604	$138,108	$364,188	$502,296

16 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

11. Reconciliation to U.S. GAAP

The interim consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

Net earnings and comprehensive income

The table below represents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the three months and the nine months ended September 30, 2002 and 2001:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net earnings for the period based on Canadian GAAP	$5,422	$2,031	$21,073	$7,055

Adjustment to investment held for sale (1)	—	260	(2,236)	260

Change in reporting currency (2)	—	42	—	186

Adjustment to put option liability (3)	(344)	(189)	(1,105)	(207)

Net earnings for the year based on U.S. GAAP (4)	5,078	2,144	17,732	7,294
Other comprehensive income (5)

Unrealized gains (losses), net of tax of $40 —Q3/02, $(1) — Q3/01, $31 — Q3/02 YTD, $27 — Q3/01 YTD	(64)	2	(50)	(73)

Reclassification adjustment, net of tax $(85) — 2002, $86 — 2001.	—	—	138	(143)

Foreign currency translation adjustment, net of tax of $3,209 — Q3/02, $1,909 — Q3/01, $(37) — Q3/02 YTD, $2,895 — Q3/01 YTD	(5,880)	(3,115)	(584)	(4,722)

Comprehensive income based on U.S. GAAP (5)	$(866)	$(969)	$17,236	$2,356

Basic earnings per share based on U.S. GAAP	$0.19	$0.11	$0.80	$0.39

Diluted earnings per share based on U.S. GAAP	$0.17	$0.10	$0.68	$0.37

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at September 30, 2002 and December 31, 2001:

	September 30,	December 31,
	2002	2001

Shareholders’ equity based on Canadian GAAP	$244,054	$135,271

Adjustment to investment held for sale (1)	(1,716)	520

Accumulated other comprehensive income:

Unrealized losses, net of tax of $20 — 2002, $86 —2001	(52)	(140)

Cumulative translation account (2)	(217)	—

Adjustment to put option liability (3)	(5,076)	(4,898)

Executive share purchase plan loans (6)	(1,956)	(2,142)

Shareholders’ equity based on U.S. GAAP (4)	$235,037	$128,611

Notes:

(1)	Under Canadian GAAP, Old Lyme was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 17

the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until closing) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

Under U.S. GAAP, Old Lyme was recorded as an investment held for sale at its fair value of $40,938. Between acquisition and completion of the sale the carrying value of the investment was adjusted for increases in fair value due to changes in its U.S. GAAP net asset value and interest accretion. Such adjustments were reflected as changes in goodwill arising on the Kaye acquisition. Interest on debt financing the purchase of Old Lyme was debited to the carrying value of the investment and did not impact earnings. The difference between the carrying value of the investment as of the date of completion of the sale and the sale proceeds was reflected as an adjustment to goodwill arising on the Kaye acquisition and accordingly no gain or loss was recorded in income.

The impact of the above noted Canadian and U.S. GAAP differences on earnings were as follows:

	For the three	For the six
	months ended	months ended
	September 30,	September 30,
	2002	2002

Gain recognized under Canadian GAAP not recorded under U.S. GAAP	$—	$(2,613)

Interest charged to earnings under Canadian GAAP not charged to earnings under U.S. GAAP	—	377

	$—	$(2,236)

(2)	The Company’s consolidated financial statements historically have been expressed in Canadian dollars. Effective October 1, 2001, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP, comparative financial information has been restated in U.S. dollars using the translation of convenience method. All historical financial statements, including financial results for the three months and nine months ended September 30, 2001, were converted from Canadian to U.S. dollars at the exchange rate in effect at September 30, 2001 of one Canadian dollar to 0.6338 U.S. dollar. Revenue and expenses subsequent to September 30, 2001 were translated to U.S. dollars at the average exchange rate for the period.

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

The aggregate impact of these differences has been presented in the reconciliation of shareholders’ equity for Canadian to U.S. GAAP under the caption “cumulative translation account.”

(3)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with the Burnham and Flanagan acquisitions was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition dates are included in earnings. Under U.S. GAAP, the fair value of the share consideration and the attached put options is initially recorded in equity. The redemption value of the shares to which the put options are attached has been reclassified as mezzanine equity outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. The fair value of the put options at the date of issuance is also recorded as a debit to shareholders’ equity, representing an unearned compensation expense, as the put options require the selling shareholders to remain employed by the Company in order to be able to exercise the put options. Compensation expense is being recognized using the straight-line method over the period from the issue date to the exercise date.

18 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

(4)	The condensed consolidated statements of earnings and cash flows for the three months and nine months ended September 30, 2002 and 2001 and the condensed consolidated balance sheets as at September 30, 2002 and December 31, 2001 under U.S. GAAP are as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,

	2002	2001	2002	2001

Revenue	$49,552	$44,512	$156,332	$103,587

Net earnings before income taxes	$8,139	$2,723	$26,898	$11,239

Net earnings	$5,078	$2,144	$17,732	$7,294

Cash provided by operating activities (7)	$8,445	$13,078	$7,452	$5,106

Cash provided (used) by investing activities	$(4,954)	$(22,961)	$37,693	$(135,100)

Cash provided (used) by financing activities	$9,178	$19,329	$(29,237)	$137,319

	September 30,	December 31,
	2002	2001

Total current assets	$177,125	$226,191

Total assets	$454,522	$500,852

Total current liabilities	$128,798	$224,968

Total liabilities	$196,620	$350,070

Mezzanine equity	$ 22,865	$ 22,171

Total shareholders’ equity	$235,037	$128,611

(5)	Under U.S. GAAP, comprehensive income is measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (SFAS 130). This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses on debt and equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(6)	Under Canadian GAAP, loans granted by the Company to employees under the executive share purchase plan are treated as receivables and included in the balance sheet caption “Accounts and other receivables.” Under U.S. GAAP, these loans are included as a reduction to shareholders’ equity.

(7)	Under Canadian GAAP, the statement of cash flows reconciles changes in cash and cash equivalents and trust cash for each of the periods presented. The statement of cash flows includes changes in trust cash as it is available to settle accounts payable to insurance companies which are included as part of current liabilities. Under U.S. GAAP, the statement of cash flows reconciles changes in cash and cash equivalents only. Under U.S. GAAP, changes in trust cash are included as part of the change in non-cash working capital in the determination of cash provided from operating activities.

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 19

Part 1 — Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and accompanying notes. Certain information contained in “Management’s discussion and analysis of financial condition and results of operations” are forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars.

Results of Operations

Three months ended September 30, 2002
Compared with three months ended September 30, 2001

Revenue. Total revenue for the three months ended September 30, 2002 increased by $6.0 million, or 14%, to $49.6 million from $43.6 million for the three months ended September 30, 2001. Of this increase, $6.2 million was attributable to organic growth and $0.2 million was attributable to net dispositions. For the three months ended September 30, 2002, commission income increased by $5.2 million, or 12%, to $46.6 million from $41.4 million for the three months ended September 30, 2001. This increase was mainly due to organic growth, including the continued firming of insurance premium rates. For the three months ended September 30, 2002 revenue from contingent commissions and volume overrides increased by $0.5 million, or 248%, to $0.8 million from $0.3 million for the three months ended September 30, 2001. This increase was primarily the result of contingent commissions of $0.6 million earned from Fairfax Inc., a related party, related to premium volume placed with Old Lyme. For the three months ended September 30, 2002, other income, which includes fees and interest income, increased by $0.3 million or 15% to $2.2 million from $1.9 million for the three months ended September 30, 2001. This increase is due to an increase in income earned related to the financing of client premiums partially offset by lower interest income as a result of a decrease in interest rates compared with the prior year period.

    U.S. Operations

For the three months ended September 30, 2002, total revenue from U.S. Operations increased by $4.1 million, or 17%, to $28.3 million from $24.2 million for the three months ended September 30, 2001. This increase was attributable primarily to organic growth, including the continued firming of insurance premium rates. For the three months ended September 30, 2002, commission income increased by $3.2 million, or 14%, to $26.1 million from $22.9 million for the three months ended September 30, 2001. Excluding the effects of acquisitions, commission income increased by $3.0 million, or 13%. This increase was mainly due to organic growth. For the three months ended September 30, 2002, revenue from contingent commissions and volume overrides increased by $0.5 million, or 349%, to $0.7 million from $0.2 million for the three months ended September 30, 2001. As mentioned above this increase was primarily the result of contingent commissions from Fairfax Inc. For the three months ended September 30, 2002, other income, which includes fees and interest income, increased by $0.4 million, or 33%, to $1.5 million from $1.1 million for the three months ended September 30, 2001. This increase is due to an increase in income earned related to the financing of client premiums partially offset by lower interest income as a result of a decrease in interest rates compared with the prior year period.

    Canadian Operations

For the three months ended September 30, 2002, total revenue from Canadian Operations increased by $1.9 million, or 10%, to $21.3 million from $19.4 million for the three months ended September 30, 2001. Excluding the effect of net dispositions of $0.3 million, total revenue increased by $2.2 million, or 11%. This increase was primarily attributable to organic growth and the continued firming of insurance premium rates. For the three months ended September 30, 2002, commission income increased by $2.0 million, or 11%, to $20.5 million from $18.5 million for the three months ended September 30, 2001. Excluding the effect of net dispositions of $0.3 million, commission income increased by $2.3 million, or 12%. This increase was mainly due to organic growth, including the continued firming of insurance premium rates. For the three months ended September 30, 2002 and

20 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

2001, revenue from contingent commissions and volume overrides remained the same at $0.1 million. For the three months ended September 30, 2002, other income, which includes fees and interest income of $0.7 million decreased by $0.1 million, or 9%, from $0.8 million.

Remuneration. Remuneration costs for the three months ended September 30, 2002 increased by $1.9 million, or 8%, to $26.6 million from $24.7 million for the three months ended September 30, 2001. Remuneration costs as a percentage of total revenue decreased to 54% from 57% in 2001. The decrease in remuneration as a percentage of revenue is the result of certain fixed remuneration costs which, as we grew organically, remained constant, in addition to a decrease in the accrual of executive management profitability bonuses (of $0.3 million) associated with the granting of stock options.

Non-cash stock option remuneration. Non-cash stock option remuneration of $0.6 million for the three months ended September 30, 2002 reflects the impact of a change in accounting policy relating to stock options in the third quarter of 2002. The Company’s new policy is to expense the fair value of stock options granted to employees over the period in which entitlement to the compensation is earned. The Company issued stock options for the first time in the second quarter of 2002. Non-cash stock option remuneration as a percentage of total revenue was 1% for the three months ended September 30, 2002.

Selling. Selling expenses for the three months ended September 30, 2002 increased by $0.3 million, or 11%, to $2.7 million from $2.4 million for the three months ended September 30, 2001. Selling expenses as a percentage of total revenue of 6% remained unchanged for 2002 compared with 2001.

Occupancy. Occupancy expenses for the three months ended September 30, 2002 increased by $0.1 million, or 2%, to $2.9 million from $2.8 million for the three months ended September 30, 2001. Occupancy expenses as a percentage of total revenue of 6% remained unchanged for 2002 compared with 2001.

Depreciation. Depreciation expenses for the three months ended September 30, 2002 increased by $0.2 million, or 16%, to $1.4 million from $1.2 million for the three months ended September 30, 2001. Depreciation expenses as a percentage of total revenue of 3% remained unchanged for 2002 compared with 2001.

Administration. Administration expenses for the three months ended September 30, 2002 increased by $0.4 million, or 7%, to $5.6 million from $5.2 million for the three months ended September 30, 2001. Administration expenses as a percentage of total revenue decreased to 11% in 2002 from 12% in 2001. This decrease was due to a combination of strong organic growth and certain fixed administration expenses.

Interest expense. Interest expense for the three months ended September 30, 2002 decreased by $2.2 million, or 67%, to $1.1 million from $3.3 million for the three months ended September 30, 2001. The decrease was largely attributable to the repayment of bank debt and a subordinated convertible debenture from the proceeds of the sale of Old Lyme and the U.S. IPO in the second quarter of 2002.

Goodwill and other intangible asset amortization. Intangible asset amortization for the three months ended September 30, 2002 decreased by $1.0 million, or 73%, to $0.4 million from $1.4 million for the three months ended September 30, 2001. The decrease was attributable to the elimination of goodwill amortization effective January 1, 2002 under The Canadian Institute of Chartered Accountants Accounting Standards Board Handbook Section 3062, “Goodwill and Other Intangible Assets.”

Other income — put option liability. Other income — put option liability of $0.3 million for the three months ended September 30, 2002 reflects a change in the fair value of the put options. The put options were issued by the Company as consideration for certain businesses acquired in the second and third quarters of 2001 and the put option liability is classified as long-term debt at fair value until such time as the options are exercised or expire.

Provision for income tax expense. Income taxes for the three months ended September 30, 2002 and 2001 were $3.2 million and $0.4 million, respectively, resulting in an effective tax rate of 37% and 16% for 2002 and 2001, respectively. This increase was primarily the result of changes in future income tax rates and the related effect on future tax assets. In addition, in the third quarter of 2001, interest expense related to the acquisitions of Kaye and Burnham offset all of the income of U.S. brokerages, which resulted in a significantly lower tax rate in 2001.

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 21

Net earnings. Net earnings for the three months ended September 30, 2002 increased by $3.4 million, or 167%, to $5.4 million compared with $2.0 million in 2001. Basic earnings per share increased 110% to $0.21 for 2002 from $0.10 per share for 2001. Diluted earnings per share increased 111% to $0.19 for 2002 from $0.09 for 2001.

Results of Operations

Nine months ended September 30, 2002
Compared with nine months ended September 30, 2001

Revenue. Total revenue for the nine months ended September 30, 2002 increased by $55.3 million, or 55%, to $156.3 million from $101.0 million for the nine months ended September 30, 2001. Of this increase, $44.3 million was attributable to acquisitions and $11.0 million was attributable to organic growth. For the nine months ended September 30, 2002, commission income increased by $48.1 million, or 52%, to $140.1 million from $92.0 million for the nine months ended September 30, 2001. Excluding the effects of acquisitions, commission income increased by $10.6 million, or 12%. This increase was mainly due to organic growth, including the continued firming of insurance premium rates. For the nine months ended September 30, 2002 revenue from contingent commissions and volume overrides increased by $4.9 million, or 92%, to $10.2 million from $5.3 million for the nine months ended September 30, 2001. Excluding the effects of acquisitions of $4.2 million, contingent commissions and volume overrides increased by $0.7 million or 14% as compared with the prior year period. This increase was attributable primarily to contingent commissions for the third quarter of 2002 from Fairfax Inc., as previously discussed. For the nine months ended September 30, 2002, other income, which includes fees and interest income, increased by $2.3 million, or 61%, to $6.0 million from $3.7 million for the nine months ended September 30, 2001. Excluding the effects of acquisitions of $2.6 million, other income decreased $0.3 million, or 10%, primarily as a result of a decrease in interest rates compared with the prior year period.

    U.S. Operations

For the nine months ended September 30, 2002, total revenue from U.S. Operations increased by $50.4 million, or 121%, to $92.0 million from $41.6 million for the nine months ended September 30, 2001. Excluding the effect of acquisitions, total revenue increased $5.5 million, or 13%, primarily due to organic growth and the continued firming of insurance premium rates. For the nine months ended September 30, 2002, commission income increased by $42.5 million, or 110%, to $81.1 million from $38.6 million for the nine months ended September 30, 2001. Excluding the effect of acquisitions, commission income increased $4.5 million, or 12%. This increase was mainly due to organic growth, including the continued firming of insurance premium rates. For the nine months ended September 30, 2002, revenue from contingent commissions and volume overrides increased by $5.2 million, or 354%, to $6.6 million from $1.4 million for the nine months ended September 30, 2001. Excluding the effects of acquisitions of $4.2 million, (which includes $1.8 million of contingent commission from Fairfax Inc. for the first six months of 2002) contingent commissions and volume overrides increased by $1.0 million, or 67%, as compared with the prior year period. This increase was attributable primarily to contingent commissions for the third quarter of 2002 from Fairfax Inc., as previously discussed, in addition to enhanced relationships with insurance carriers. For the nine months ended September 30, 2002, other income, which includes fees and interest income, increased by $2.7 million, or 170%, to $4.3 million from $1.6 million for the nine months ended September 30, 2001. Excluding the effect of acquisitions of $2.7 million, other income remained unchanged from 2001 notwithstanding a decrease in interest rates compared with the prior year period.

    Canadian Operations

For the nine months ended September 30, 2002, total revenue from Canadian Operations increased by $4.9 million, or 8%, to $64.3 million from $59.4 million for the nine months ended September 30, 2001. Excluding the effect of net dispositions of $0.6 million, total revenue increased by $5.5 million or 9%. This increase was primarily due to organic growth and the continued firming of insurance premium rates. For the nine months ended September 30, 2002, commission income increased by $5.6 million, or 11%, to $59.0 million from $53.4 million for the nine months ended September 30, 2001. Excluding the effect of net dispositions of $0.6 million, commission income increased by $6.2 million, or 12%. This increase was mainly due to organic growth, including the continued firming of insurance

22 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

premium rates. For the nine months ended September 30, 2002 revenue from contingent commissions and volume overrides decreased by $0.3 million, or 7%, to $3.6 million from $3.9 million for the nine months ended September 30, 2001. This decrease was primarily attributable to deteriorating loss ratios on business placed with insurance carriers during 2001. For the nine months ended September 30, 2002, other income, which includes fees and interest income, decreased by $0.4 million, or 21%, to $1.7 million from $2.1 million for the nine months ended September 30, 2001. This decrease was attributable primarily to a decrease in interest rates compared with the prior year period.

Remuneration. Remuneration costs for the nine months ended September 30, 2002 increased by $26.2 million, or 45%, to $84.1 million from $57.9 million for the nine months ended September 30, 2001. Remuneration costs as a percentage of total revenue decreased 3% to 54% from 57% in 2001. The decrease in remuneration as a percentage of revenue is the result of certain fixed remuneration costs which, as we grew organically, remained constant, in addition to a decrease in the accrual of executive management profitability bonuses (of $2.4 million or 1.5% of revenue) associated with the granting of stock options. In the second quarter of 2002 the Company changed its executive management bonus compensation plan (retroactive to January 1, 2002) whereby approximately 50% of cash bonuses to be paid were replaced with stock option awards.

Non-cash stock option remuneration. Non-cash stock option remuneration of $0.6 million for the nine months ended September 30, 2002 reflects the impact of a change in accounting policy relating to stock options in the third quarter of 2002. The Company’s new policy is to expense the fair value of stock options granted to employees over the period in which entitlement to the compensation is earned. The Company issued stock options for the first time in the second quarter of 2002. Non-cash stock option remuneration as a percentage of total revenue was 0.4% for the nine months ended September 30, 2002.

Selling. Selling expenses for the nine months ended September 30, 2002 increased by $2.7 million, or 48%, to $8.3 million from $5.6 million for the nine months ended September 30, 2001. Selling expenses as a percentage of total revenue of 6% remained unchanged for 2002 compared with 2001.

Occupancy. Occupancy expenses for the nine months ended September 30, 2002 increased by $2.5 million, or 43%, to $8.5 million from $6.0 million for the nine months ended September 30, 2001. Occupancy expenses as a percentage of total revenue decreased to 5% in 2002 from 6% in 2001. This decrease was due to cost savings associated with various lease renewals for the nine months ended September 30, 2002.

Depreciation. Depreciation expenses for the nine months ended September 30, 2002 increased by $1.7 million, or 71%, to $4.1 million from $2.4 million for the nine months ended September 30, 2001. Depreciation expenses as a percentage of total revenue increased to 3% in 2002 from 2% in 2001. This increase was primarily the result of additional assets purchased in the fourth quarter of 2001 related to leaseholds of new premises.

Administration. Administration expenses for the nine months ended September 30, 2002 increased by $5.4 million, or 49%, to $16.5 million from $11.1 million for the nine months ended September 30, 2001. Administration expenses as a percentage of total revenue of 11% remained unchanged for 2002 compared with 2001.

Interest expense. Interest expense for the nine months ended September 30, 2002 increased by $1.6 million, or 36%, to $6.2 million from $4.6 million for the nine months ended September 30, 2001. The increase is largely attributable to additional debt incurred to fund the acquisitions of Kaye Group Inc. and other brokerages we acquired in the second and third quarters of 2001.

Goodwill and other intangible asset amortization. Intangible asset amortization for the nine months ended September 30, 2002 decreased by $2.0 million, or 63%, to $1.1 million from $3.1 million for the nine months ended September 30, 2001. This decrease is attributable to the elimination of goodwill amortization effective January 1, 2002 under The Canadian Institute of Chartered Accountants Accounting Standards Board Handbook Section 3062, “Goodwill and Other Intangible Assets.”

Gain on disposal of property and equipment and investments. Gain on disposal of property and equipment and investments for the nine months ended September 30, 2002 increased by $2.3 million, or 801%, to $2.6 million from

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 23

$0.3 million for the nine months ended September 30, 2001. Included in the nine months ended September 30, 2002 is the gain on the sale of Old Lyme of $2.6 million which was not taxable.

Other income — put option liability. Other income — put option liability of $0.9 million for the nine months ended September 30, 2002 reflects a change in the fair value of the put options. The put options were issued by the Company as consideration for certain businesses acquired in the second and third quarters of 2001 and the put option liability is classified as long-term debt at fair value until such time as the options are exercised or expire.

Provision for income tax expense. Income taxes for the nine months ended September 30, 2002 and 2001 amounted to $9.3 million and $3.7 million, respectively, resulting in an effective tax rate of 31% and 34% for 2002 and 2001, respectively. This decrease in effective tax rate was primarily the result of the non-taxable gain of $2.6 million on the sale of Old Lyme.

Net earnings. Net earnings for the nine months ended September 30, 2002 increased by $14.0 million, or 199%, to $21.1 million compared with $7.1 million in 2001. Basic earnings per share increased 159% to $0.96 compared with $0.37 per share for 2001. Diluted earnings per share increased 119% to $0.79 for 2002 from $0.36 for 2001. Excluding the gain on the sale of Old Lyme of $2.6 million, net earnings, basic earnings per share and diluted earnings per share would have been $18.5 million, $0.84 and $0.70, respectively.

Cash Flow, Liquidity and Capital Resources

As of September 30, 2002, the Company had cash and cash equivalents and trust cash of $88.3 million, of which $45.4 million was trust cash, an increase of $10.9 million from $77.4 million as of December 31, 2001. For the nine months ended September 30, 2002 and 2001, $2.0 million and $19.4 million of cash was provided by operating activities. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. The reason for the decrease of $17.4 million in cash provided by operating activities for the nine months ended September 30, 2002 versus the same period for 2001 is due to a net pay down of accounts payable and accrued liabilities in the first quarter of 2002 partially offset by an increase in net earnings adjusted for items not affecting cash. For the nine months ended September 30, 2002, $29.4 million of cash was used in financing activities, which was a combination of $114.3 million used to repay bank debt, long-term debt, a subordinated convertible debenture and capital leases net of advances, $3.2 million used for the payment of dividends, offset by $88.1 million of net proceeds raised by the Company in its U.S. IPO. For the nine months ended September 30, 2002, $38.3 million of cash was provided by investing activities, primarily from the sale of Old Lyme and other brokerages for $45.6 million, partially offset by the purchase of property and equipment, and subsidiaries of $2.7 million and $4.6 million, respectively.

Net debt, defined as long-term debt, including the current portion of long-term debt, bank debt and subordinated convertible debentures less non-trust cash and the investment held for sale (Old Lyme), as of September 30, 2002, was $39.4 million compared with $129.2 million as of December 31, 2001. The decrease in net debt is due to the repayment of bank debt and a subordinated convertible debenture from the proceeds of the sale of Old Lyme and the U.S. IPO in the second quarter of 2002. The Company’s net debt-to-equity ratio decreased to 0.16:1 at September 30, 2002 from 0.96:1 at December 31, 2001. As of September 30, 2002, the Company was in compliance with the financial covenants under its credit facilities.

We believe that the Company’s existing cash, funds generated from operations and borrowings available under our credit facilities, will be sufficient to satisfy the Company’s financial requirements, including some strategic acquisitions, during the next twelve months. The Company may finance acquisitions with available cash or its existing credit facility, but may, depending on the number and size of future acquisitions, need to supplement its finance requirements with the proceeds from debt financing, the issuance of additional equity securities, or a combination of both. If the Company is unable to obtain additional financing on acceptable terms, the extent to which the Company can increase its market share or expand its business through acquisitions may be limited.

24 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

Contingent Obligations

Acquisitions

The former owners of Burnham Insurance Group (Burnham), are entitled to contingent consideration based upon certain acquired operations of Burnham achieving profitability targets for the twelve-month period ended June 30, 2002, adjusted for profitability of those same operations for the twelve-month period ended December 31, 2002. The contingent consideration to be issued shall be a multiple of the final adjusted profitability at December 31, 2002 for those operations. Any contingent consideration to be issued by the Company shall be paid 38% in cash, 51% in restricted common shares of the Company at C$17.00 per share and 11% in unrestricted common shares of the Company at the average price at which the Company’s shares are traded on the Toronto Stock Exchange during the five trading days immediately preceding the date at which the final contingent consideration is determined. As of September 30, 2002 the Company estimated the total contingent payment, including both the common shares and cash portions, to be in the range of $19,000 to $23,000, to be paid in the first quarter of 2003.

The former owners of C.S. Nenner Insurance Agency, Inc. (Nenner) are also entitled to contingent consideration based upon certain acquired operations of Nenner achieving profitability targets over a period of three years, commencing in October 2002. Amounts are payable every six months during that period. The contingent consideration to be paid shall be a percentage of a multiple of EBITA (earnings before interest, taxes and amortization) for those operations, determined for the then most recent six-month period payable at the end of each six-month period as to 10% in common shares of the Company and 90% in cash. The number of shares payable shall be determined based on the last sales price of the Company’s shares on the New York Stock Exchange averaged over a period of 20 consecutive trading days prior to the end of each six-month period. The Company has the option to pay the full amount of any contingent consideration in cash. As of September 30, 2002, the Company estimated the total contingent payment, including both the common shares and cash portions, to be approximately $3,500.

Contingent consideration may also be issued in connection with the acquisition of J.P. Flanagan Corporation as follows:

Contingent
	Contingent	consideration
	Consideration	Target
Year	(000’s)	criteria

2002	38 shares	Revenue

2002	38 shares	Profitability

2003	88 shares	Revenue

2003	37 shares	Profitability

If any of the 2002 contingent consideration is not earned, the former owners of J.P. Flanagan will still be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

As of September 30, 2002, the Company had not recorded any liabilities nor the related adjustment to goodwill as it related to unpaid contingent consideration for acquisitions. In addition, diluted shares outstanding had not been increased for any contingent consideration that is payable in common shares.

Other

In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $5,166 and $5,542 as of September 30, 2002 and December 31, 2001, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 619 and 669 common shares as of September 30, 2002 and December 31, 2001, respectively, which have a market value of $9,753 and $6,389 as of September 30, 2002 and December 31, 2001, respectively. Interest on the loans in the amount of $69 and $196 for the three months

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 25

and nine months ended September 30, 2002, and $94 and $316 for the respective periods in 2001 was paid by the Company and is included in remuneration expense.

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

Shareholders’ equity

Share repurchases. For the three months and nine months ended September 30, 2002 no common shares were repurchased by the Company.

Shares reserved for issuance. As of September 30, 2002, 2.1 million common shares were reserved for issuance under the Company’s equity incentive plan.

Shareholders’ equity increased by $108.8 million, or 80%, to $244.1 million as of September 30, 2002 from $135.3 million as of December 31, 2001. This increase resulted from net earnings of $21.1 million and an increase in share capital of $90.6 million related to the U.S. IPO, $0.6 million related to non-cash stock option expense, and $0.3 million related to shares issued in an acquisition. The increase in shareholders’ equity was offset by the payment of dividends of $3.2 million and a decrease in the cumulative translation account of $0.6 million.

Market risk

Interest rate risk

The Company is exposed to interest rate risk in connection with its credit facilities. The Company had approximately $15.6 million of floating rate bank debt outstanding at September 30, 2002. Each 100 basis point increase in the interest rates charged on the balance of the Company’s outstanding floating rate debt will result in a $0.1 million decrease annually in its net earnings. The Company currently does not engage in any derivatives or hedging transactions.

Exchange rate sensitivity

The Company reports its revenue in U.S. dollars. The Company’s Canadian Operations earn revenue and incur expenses in Canadian dollars. Given the Company’s significant Canadian dollar revenue, it is sensitive to the fluctuations in the value of the Canadian dollar and is therefore exposed to foreign currency exchange risk. Foreign currency exchange risk is the potential for loss in revenue and net income as a result of a decline in the U.S. dollar value of Canadian dollar revenue due to a decline in the value of the Canadian dollar compared to the U.S. dollar.

26 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

The Canadian dollar is subject to volatility and has experienced a significant decline in its value compared to the U.S. dollar in recent years. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on the Company’s revenue, debt, cumulative translation account and net earnings for the three months and nine months ended September 30, 2002.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2002	2002

Canadian Operations revenue	$21,255	$64,336

Percentage of total	42.9%	41.2%

Canadian Operations net earnings	$ 4,109	$12,152

Percentage of total	75.8%	57.7%

Canadian dollar denominated debt	$ 1,482	$ 1,482

$0.01 change in value of C$ results in change in:

Revenue	+/—$213	+/—$643

Net earnings	+/—$41	+/—$122

Cumulative translation account	+/—$15	+/—$15

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market risk”.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) within 90 days of the filing date of this quarterly report (the Evaluation Date). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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

Item 2. Changes in Securities and Use of Proceeds

In connection with our acquisition of substantially all of the assets of Nenner in September 2002, we issued 23,751 common shares to the former shareholders of Nenner.

All the common shares issued in the transaction described above were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 27

Item 5. Other Information

Information Concerning Forward-Looking Statements

This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the passage of new federal or state legislation subjecting our business to regulation in the jurisdictions in which we operate.

The words “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result” or “will continue” and similar expressions identify forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Additional information regarding these risks and other factors that could cause the Company’s actual results to differ materially from its expectations is included in the prospectus dated June 17, 2002 (the “Prospectus”) filed pursuant to Rule 424(b) under the Securities Act relating to the Company’s registration statement on Form S-1. The information appearing under the heading “Risk factors” in the Prospectus, except for those risks discussed under the captions “Our common shares have no prior trading history in the United States and an active trading market may not develop,” “Investors will incur immediate dilution and may experience further dilution,” “Our significant Canadian Operations expose us to exchange rate fluctuations, and our net income may suffer if the Canadian dollar declines in value,” and “Future sales or the possibility of future sales of a substantial amount of our common shares may depress the price of your common shares” and as modified in Exhibit 99.1 of this Form 10-Q, is incorporated by reference into and made a part of this Form 10-Q. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Dividends

On August 9, 2002, the Board of Directors declared a dividend of C$0.07 on the Company’s common shares, payable September 30, 2002 for the quarter ended September 30, 2002 to shareholders of record on September 16, 2002.

28 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Information incorporated by reference into Part II of Form 10-Q.
99.2	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

The Company filed a Current Report on Form 8-K on July 2, 2002, announcing that the Company redeemed in its entirety the C$42.5 million principal amount, five year 8.50% subordinate convertible debenture held by Zurich Insurance Company since June 2001.

The Company filed two Current Reports on Form 8-K on August 14, 2002, which furnished information relating to, and which included as exhibits, the Certifications of each of the Company’s Chief Executive Officer and Chief Financial Officer pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 29

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial
Officer)

DATE: November 14, 2002

30 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

CERTIFICATIONS

I, Martin P. Hughes, Chairman of the Board and Chief Executive Officer, of Hub International Limited, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hub International Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Martin P. Hughes
Chairman of the Board and Chief Executive Officer

DATE: November 14, 2002

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 31

I, Dennis J. Pauls, Vice President and Chief Financial Officer, of Hub International Limited, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hub International Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dennis J. Pauls
Vice President and Chief Financial Officer

DATE: November 14, 2002

32 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2002

EXHIBIT INDEX

99.1	Information incorporated by reference into Part II of Form 10-Q.
99.2	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INTERIM REPORT SEPTEMBER 30, 2002	HUB INTERNATIONAL LIMITED 33