Form 10-K
period 2002-12-31
HUB INTERNATIONAL LTD
filed 2003-03-14
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2002 Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 1-31310

HUB INTERNATIONAL LIMITED

(Exact name of Registrant as specified in its charter)

Ontario, Canada	36-4412416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 East Jackson Boulevard, Chicago, IL	60604
(Address of principal executive offices)	(Zip Code)

(877) 402-6601

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, no par value	New York Stock Exchange Toronto Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., other than directors, officers, or holders of more than 5% of the registrant’s common stock although such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant) computed by reference to the closing sales price on the New York Stock Exchange on June 28, 2002 was $278,317,309.

The number of shares of the registrant’s common stock, issued and outstanding as of March 3, 2003 was 29,036,711.

Documents Incorporated by Reference

Those sections or portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and other matters at the annual and special meeting of shareholders of the registrant to be held on May 6, 2003, are incorporated by reference in Part III of this report.

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Reference in this Annual Report on Form 10-K to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. We publish our consolidated financial statements in U.S. dollars. All reference in this report to “dollars” or “$” refer to U.S. dollars and all reference to “Canadian dollars” and “C$” refer to Canadian dollars, unless otherwise noted. Except as otherwise indicated, all financial statements, financial data contained in this Annual Report on From 10-K have been prepared in accordance with generally accepted accounting principles in Canada, or Canadian GAAP, which differs in certain significant respects from generally accepted accounting principles in the United States of America, or U.S. GAAP. Please see note 18 to our audited consolidated financial statements for a description of the material differences between Canadian GAAP and U.S. GAAP.

Information Concerning Forward-Looking Statements

This Form 10-K includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.

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

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 3

PART I

Item 1. Business

Overview

We are a leading North American insurance brokerage providing a broad array of property and casualty, life and health, employee benefits, investment and risk management products and services. We focus primarily on middle-market commercial accounts in the United States and Canada, which we serve through our approximately 2,300 employees in 122 locations, using a variety of retail and wholesale distribution channels. We define the middle market as those clients with 20 to 499 employees, which typically generate annual commissions and fees ranging from $2,500 to $250,000. Since our company was formed in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired an additional 86 brokerages and have established a strong presence in the northeastern, midwestern and western United States and in the Canadian provinces of Ontario, Quebec and British Columbia. Through a combination of acquiring quality brokerages with proven track records and organic growth, we have grown our revenue from $38.7 million in 1998 to $220.0 million in 2002, of which 85% of the increase is attributable to acquisitions.

We operate through an organizational structure comprised of our head office, larger regional brokerages that we call “hub” brokerages and smaller brokerages that we call “fold-ins.” Our head office oversees the acquisition of hub brokerages, coordinates selling and marketing efforts, identifies cross-selling opportunities among our brokerages, negotiates significant contracts with insurers and handles general administrative functions. We have eleven hub brokerages, six operating in the United States and five in Canada. Each hub brokerage has a significant market presence in a geographic region of the United States or Canada. Each hub provides insurance brokerage services and is responsible for integrating the fold-in acquisitions in its region.

We operate our hub brokerages in a decentralized manner so they may more effectively address their local market conditions. A hub brokerage is responsible not only for the development of its own business, but also the identification of fold-ins that can be acquired by and integrated into the operations of the hub brokerage. This process allows each hub brokerage an opportunity to strengthen its regional market presence by acquiring new or complementary products and services and management talent and improve profit margins through the reduction or elimination of redundant administrative functions, premises and systems. Our structure enables our hub brokerages to more effectively and quickly meet the changing needs of our clients in various markets, while benefiting from the operating efficiencies and leverage of a large brokerage.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor Relations section of our Internet website (http://www.hubinternational.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Our products and services

We offer commercial and specialized insurance products and services to businesses, personal insurance products and services to individuals and program products to affinity groups and associations. We offer three categories of commercial products and services: property and casualty products, employee benefits and risk management services. We offer two categories of personal products and services: property and casualty products and life, health and financial products and services. Our program products involve the development, in collaboration with insurance companies, of baskets of insurance products for members of affinity groups or associations, such as lawyers’ associations, medical associations and other professional groups. Our specialized risk products cover diverse exposures such as environmental, professional liability and directors’ and officers’ liability.

Our business is compromised of two geographic segments, the United States and Canada. The mix of products and services we offer in the United States differs from those we offer in Canada. Our product mix in the United States is comprised of more commercial line products and services as compared with more personal line products and services in Canada. In the United States in 2002, 91.1% of our commission income was generated from the sale of commercial lines and 8.9% from personal lines. In Canada in 2002, 52.7% of our commission income was generated from the sale of commercial lines and 47.3% from personal lines. As we continue to expand our business in the

4 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

United States, we expect a change in our product mix and commission income associated with this increase in revenue in the United States.

The chart below lists a selection of our commercial and personal insurance products and services.

Commercial insurance

Risk management
Property and casualty	Employee benefits	services

• Business property	• Group life and health	• Claims management
• Auto and trucking fleets	• Employment issues	• Risk finance structuring
• Technology	• Human resources	• Exposure evaluation
• Intellectual property	• Retirement plans	• Coverage analysis
• Natural disaster	• Contract review	• Contract review
• Workers’ compensation
• Liability
• Surety bonds
• Business income
• Accounts receivable
• Environmental risks

Personal insurance

Property and casualty	Life, health and financial

• Home	• Disability
• Personal property	• Life
• Auto and recreational vehicles	• Investments
• Travel accident and trip cancellation	• Financial planning

Strategy

Our primary goals are to further develop our position as a leading North American insurance brokerage and to generate significant sustained shareholder value. We plan to achieve these objectives by executing the following strategies:

Focus on middle-market commercial accounts. We focus our sales efforts on middle-market companies. We believe that the insurance and risk management needs of these companies are underserved because many of the brokers that target them have limited capital resources and lack the breadth of products and services that we are able to offer due to our scale and strong insurer relationships. We primarily target commercial accounts because they generally generate higher profit margins than personal accounts. Commercial accounts also provide us with the opportunity to sell personal insurance products and employee benefits to the employees of those businesses.

Grow organically. We intend to increase profitability per customer and attract new clients by leveraging our existing infrastructure to sell a broad range of products and services through the efficient use of a variety of distribution channels, effectively and efficiently identify and target profitable client segments by employing technology to capitalize on our extensive customer databases, and maximize cross-selling opportunities among our brokerages.

Grow through selected acquisitions. The introduction of new brokerages through acquisitions is a fundamental component of our strategy. We have acquired an additional 86 brokerages since our formation in 1998. We acquire brokerages to grow our revenue, complement and supplement our existing products and services and add experienced management. In addition, acquisitions of larger brokerages allow us to further expand our hub platform and geographic reach. We believe that we are well positioned to compete for quality brokerages and that our

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 5

proven success in consolidating brokerages in the past will make us attractive to regional brokerages seeking to join with and share in the resources of a larger North American brokerage.

Standardize procedures to increase operating efficiency and reduce costs. We strive to implement the best operating and sales practices of our brokerages across our company. We provide centralized marketing support to our brokers for many specialized risk programs and group home and auto plans and we integrate promotional programs, internet technology, procurement and risk management across our brokerage offices. Our brokerages share certain systems, such as accounting and payroll, which reduce redundancies and increase operating efficiencies. In addition, we are implementing a comprehensive quality control program and a standardized approach to our sales and marketing efforts across our brokerages.

Recruit, train and retain qualified personnel. We have formalized our recruiting and training program to continue to build and sustain a sales and service team with a wide variety of experience and capabilities. We recruit directly from college campuses and other industries and provide new employees with effective training and attractive compensation packages. In addition, we are developing a company-wide sales culture by promoting the techniques and results of our most successful producers through regular newsletters, sales meetings, sales tracking, awards, recognition programs and training. We have implemented Hub Academy which is a formal program designed to provide educational and training opportunities to our employees who want to advance their professional skill sets. Programs such as the new producer training program are designed to groom selected candidates to be successful producers within our company. Participants spend several weeks learning about the insurance industry, our company, quality standards, products and services and leading sales techniques from our leading producers, members of management, representatives of insurance companies and other members of the industry.

Competitive advantages

We believe the following competitive advantages will enable us to achieve our objectives:

Decentralized hub approach. Our decentralized hub approach allows us to react to regional market conditions while still centrally managing the growth and profitability of our business with consistent standards. Our geographic diversity allows us to balance our revenue stream across markets and better insulate us from regional adverse developments. Our hub structure provides us with a ready platform, capable of reacting quickly to smaller brokerage acquisition opportunities, and to assimilate fold-ins once acquired.

Broad array of products and services offered through multiple distribution channels. We offer a broad array of products and services, which allows us to maintain and maximize existing client relationships and attract new clients. We offer these insurance products and services through four distribution channels: retail, wholesale property and casualty, wholesale life and financial and call-centers. Our diversity provides us not only with the flexibility to determine the most appropriate products and services but also, distribution channels to employ for particular market segments.

Benefits of scale. Our scale, relative to smaller brokerages, provides insurers with greater incentives to work with us. Enhanced insurer relationships often result in mutual cost savings, increased volume overrides and contingent commissions, favorable commission rates, collaborative marketing arrangements and product design, exclusive distribution rights for certain territories and products, and, in some cases, expanded authority to price and approve insurance policies on behalf of insurance companies. Our scale also makes us attractive to smaller brokerages as a potential acquiror.

Committed and experienced management. Most of the senior managers of our brokerages have over 20 years of experience in the industry, extensive contacts in the insurance brokerage industry, and participate in prominent industry associations, brokerage networks and insurance company brokerage councils. Most of management also has significant shareholdings in our company. A significant number of the shares held by management are subject to transfer restrictions, in some cases for up to ten years. In addition, designated key employees in each brokerage are rewarded for their contribution to our success through a bonus program that recognizes brokerage and over-all company performance in excess of specified targets. We believe that these strategies encourage loyalty and align the interests of management of our brokerages with our corporate goals and the interests of our shareholders, combining to create a powerful incentive to maximize financial results.

6 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Our operations

We were created in November 1998 when 11 Canadian brokerages merged to form Hub. Significant events that have occurred since our formation in the last four years include:

•	January 1999 — Fairfax Financial Holdings Limited (Fairfax) purchased 5.4 million common shares of Hub for $34.2 million cash.

•	January 1999 — We completed a financing whereby we issued a total of 2,838,080 common shares, on a private placement basis, at a price of $8.60 per common share or approximately $24.4 million in the aggregate. Fairfax purchased, through certain of its wholly-owned subsidiaries, 1,185,184 of the common shares.

•	February 1999 — We completed a public offering in Canada of 865,624 common shares at a price of $8.60 per share for total proceeds of approximately $7.4 million and listed our common shares on the Toronto Stock Exchange (TSX).

•	During 1999 — We acquired 44 brokerages in Canada and completed our first acquisition in the United States, Mack and Parker, Inc. (Mack and Parker).

•	During 2000 — We acquired 18 brokerages in Canada and the United States including C.J. McCarthy Insurance Agency, Inc (McCarthy).

•	During 2001 — We acquired 16 brokerages in Canada and the United States including J.P. Flanagan Corporation (Flanagan), Kaye Group Inc. (Kaye) and Burnham Insurance Group, Inc. (Burnham).

•	June 2002 — We completed an initial public offering in the United States of 6,900,000 common shares, at a price of $14.00 per share. Total net proceeds from the offering after deducting total expenses were approximately $88.1 million.

•	During 2002 — we acquired 8 brokerages in Canada and the United States including Hooper, Hayes and Associates, Inc. (Hooper Hayes) and Fifth Third Insurance Services, Inc., which we have renamed Hub International of Indiana Limited (Hub Indiana).

Our operations are currently conducted from principal offices located in Chicago, New York, Los Angeles, Boston, Toronto, Vancouver and Montreal.

Acquisition process

Our senior management is responsible for identifying and negotiating the acquisition of hub brokerages that are strategically suited to our growth strategy. Typically we are familiar with the owners and management of the acquisition target well before we initiate discussions. Most of the hub brokerages we acquire are owner operated. We perform extensive diligence on potential targets and we determine what the budget of the acquired brokerage, including payroll and other adjustments, will be prior to completing the acquisition.

We anticipate that we will selectively acquire more hub brokerages in geographic regions where we currently have a limited presence, most notably the southeastern and southwestern United States. There are many more brokerages in the United States that we would consider suitable hub brokerage acquisition candidates than in Canada due to the market size of the United States. Each new hub will be characterized by the following attributes:

•	an experienced and talented management team prepared to make a long-term commitment to executing our strategic business plan;

•	the ability to identify, acquire and seamlessly integrate smaller brokerages (fold-ins) in its region;

•	specialization in certain products or services that may be beneficial to or complement our other brokerages; and

•	a demonstrated record of organic growth and profitability, operating at, or capable of achieving in the near term, minimum financial performance targets.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 7

We expect that future acquisitions will be financed with available cash, the issuance of common shares, the proceeds of other financings, or a combination of the foregoing.

The retention of existing management at the hub brokerages we acquire is important to the successful integration and subsequent operation of acquired brokerages. We have in the past, and may continue in the future, to encourage existing management to stay with the acquired hub brokerage by using our common shares to pay a large portion of the acquisition price. The shares the owner/management receive are, in some cases, subject to transfer restrictions, for up to ten years. We also utilize our equity incentive plan to grant options to acquire our shares (in partial consideration of management bonuses) and restricted shares and restricted share units (in lieu of cash compensation or in consideration of non-competition covenants) which have vesting, exercise and transfer restrictions that are designed to encourage the long-term commitment of management to our company.

Distribution channels

We utilize retail, wholesale and call-center distribution channels, and have the ability to employ these distribution channels for specific market segments. Our brokerages use a combination of different distribution channels:

•	Retail sales and service centers that target middle-market companies provide a broad range of property and casualty insurance, life and health insurance, risk management and financial services from traditional office locations leased by our brokerages in local communities. All of our brokerages utilize this distribution channel;

•	Retail call-centers provide sales and services by telephone to individuals or members of employee groups, associations, affinity groups and specific communities. We operate call-centers in Chicago, Toronto, Saint John, New Brunswick and Chilliwack, British Columbia;

•	Wholesale life and financial services centers, known as managing general agents, provide life and financial products and expertise to independent agents on a wholesale basis from our locations in Vancouver, Calgary, Edmonton, Montreal and Toronto; and

•	Wholesale property and casualty insurance centers provide products, international risk solutions, captive management programs and specialty lines to independent brokers and corporations in North America and internationally from our locations in New York, Toronto and Vancouver.

In addition, we are a member of the Worldwide Broker Network, a consortium of international brokerages which we can access to service clients resident in the United States and Canada who require insurance internationally.

Decision-making process

We have established an executive committee that consists of our senior executive officers and the presidents of each of our hub brokerages. The executive committee is comprised of two subcommittees that meet independently of each other, one comprised of U.S. representatives (chaired by Bruce Guthart, our President, U.S. Operations), and the other comprised of Canadian representatives (chaired by Craig Barton, our President, Canadian Operations). The mandate of the sub-committees is to discuss topics of common concern and opportunity for the brokerages of the respective country, to make recommendations to the executive committee and to implement and report to the executive committee regarding initiatives that are undertaken. The executive committee convenes regularly to discuss company-wide strategies and developments.

Competition

The insurance brokerage industry is highly competitive. We face several sources of competition including other brokerages, insurance companies, banks and other financial services companies. Brokerage consolidators have been active in the market over several years. Consolidators, often publicly traded corporations, consolidate small to medium size independent brokerages with a view to strengthening their competitive position and increasing their market share. In addition to direct competition from the insurance companies, new sources of competition are emerging as banks in the United States accelerate their efforts to diversify their financial services to include insurance brokerage services (often through the acquisition of established insurance brokerages) and as the Canadian chartered banks lobby for greater flexibility to create and market insurance products.

8 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

We compete for clients in both the United States and in Canada on the basis of reputation, client service, program and product offerings and the ability to tailor our products and risk management services to the specific needs of a client. We believe that we are in a favorable competitive position in most of the meaningful aspects of our business because of our broad array of products and services, diversity of distribution channels, industry focus and expertise, and management experience.

Like some of our competitors, we focus our sales efforts primarily on middle-market commercial accounts. We believe that the most likely source of competition for us in the United States will be other brokerages who pursue an acquisition or consolidation strategy similar to ours. We believe that our primary competitors in Canada are local retail brokers.

Government regulation

Licenses

In every state, province and territory in which we do business, the relevant brokerage is required to be licensed or to have received regulatory approval to conduct business. In addition to licensing requirements, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.

Our operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which we operate. Licensing laws and regulations vary from jurisdiction to jurisdiction and are always subject to amendment or interpretation by regulatory authorities. Such authorities generally have the discretion to grant, renew and revoke licenses and approvals.

Privacy

The management and dissemination of information is critical to our business. We gather information from our clients to assess and address their insurance needs. We share information both internally, among our employees, and, where appropriate and permitted, between our brokerages, as well as externally, with insurers. We believe we have taken appropriate steps to safeguard our clients’ information. In both the United States and Canada comprehensive privacy laws have been introduced to protect the privacy of individuals from the undisclosed or non-consensual sharing of sensitive information for commercial purposes. As the gathering and use of information is such an integral component of our business, we must always be alert for changes in the information regulatory environment.

Employees

As of December 31, 2002, we employed 2,294 persons on a full-time basis, 1,889 of whom were employed in sales and customer service and 405 of whom were employed in corporate, finance and administration. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees is good.

We have generally entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants who have access to our proprietary information. In addition, each member of senior management of our brokerages is subject to an employment agreement that sets out the terms of his or her employment. These agreements typically include non-solicitation and non-competition covenants, which continue for up to two years after the cessation of employment.

Risks related to our business

We may be unsuccessful in identifying and acquiring suitable acquisition candidates, which could impede our growth and ability to remain competitive in our industry.

Our strategic plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Since our formation in 1998, approximately 85% of our revenue growth has been attributable to acquisitions. However, we may not successfully identify suitable acquisition candidates. Prospective acquisition candidates may not become available or we may not be able to complete an acquisition once negotiations have commenced. We compete for acquisition and expansion opportunities with entities that have substantially greater

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 9

resources than we do and these entities may be able to outbid us for these acquisition targets. If we fail to execute our acquisition strategy, our revenue growth is likely to suffer and we may be unable to remain competitive.

Our continued growth is partly based on our ability to successfully integrate acquired brokerages and our failure to do so may have an adverse effect on our revenue and expenses.

We may be unable to successfully integrate brokerages that we may acquire in the future. The integration of an acquisition involves a number of factors that may affect our operations. These factors include:

•	diversion of management’s attention;

•	difficulties in the integration of acquired operations and retention of personnel;

•	entry into unfamiliar markets;

•	unanticipated problems or legal liabilities; and

•	tax and accounting issues.

A failure to integrate acquired brokerages may be disruptive to our operations and negatively impact our revenue or increase our expenses.

Insurance brokerages that we have acquired may have liabilities that we are not aware of and may not be as profitable as we expect them to be.

Since our formation in November 1998 through the merger of 11 insurance brokerages, we have acquired an additional 86 brokerages. Although we conduct due diligence in respect of the business and operations of each of the brokerages we acquire, we may not have identified all material facts concerning these brokerages. For example, on one occasion we discovered a brokerage’s liability for unaccrued corporate taxes only after we had completed the acquisition of the brokerage. Unanticipated events or liabilities relating to these brokerages could have a material adverse effect on our financial condition. Furthermore, once we have integrated an acquired brokerage, it may not achieve levels of revenue, profitability, or productivity comparable to our existing locations, or otherwise perform as expected. Our failure to integrate one or more acquired brokerages so that they achieve our performance goals may have a material adverse effect on our results of operations and financial condition.

If we fail to obtain additional financing for acquisitions, we may be unable to expand our business.

Our acquisition strategy may require us to seek additional financing. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we may not be able to maintain or increase our market share or expand our business through acquisitions. Our ability to obtain additional financing will depend upon a number of factors, many of which are beyond our control. We may not be able to obtain additional satisfactory financing because we already have debt outstanding and because we may not have sufficient cash flow to service or repay our existing or additional debt. For example, as of December 31, 2002, we had $107 million of total debt and our two credit facilities contain covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional debt.

We cannot accurately forecast our commission revenue because our commissions depend on premium rates charged by insurance companies, which historically have varied and are difficult to predict. Any declines in premiums may adversely impact our profitability.

In 2002, we derived approximately 91% of our revenue from commissions paid by insurance companies on the sale of their insurance products to our clients. Our revenue from commissions fluctuates with premiums charged by insurers, as commissions typically are determined as a percentage of premiums. When premiums decline, we experience downward pressure on our revenue and earnings. Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions. Significant reductions in premium rates occurred during the years 1988 through 2000 as a result of expanded underwriting capacity of property and casualty insurance companies and increased competition. In some cases, property and casualty insurance companies lowered

10 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

commission rates. Because we cannot determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenue, including whether it will significantly decline. If premiums decline or commission rates are reduced, our revenue, earnings and cash flow could decline. In addition, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenue.

Insurance company contingent commissions and volume overrides are less predictable than normal commissions, which impairs our ability to forecast the amount of such revenue that we will receive and may negatively impact our operating results.

We derive a portion of our revenue from contingent commissions and volume overrides. The aggregate of these sources of revenue generally has accounted for approximately 5% of our total revenue. Contingent commissions may be paid by an insurance company based on the profit it makes on the overall volume of business that we place with it. Volume overrides and contingent commissions are typically calculated in the first or second quarter of the following year by the insurance companies and are paid once calculated. As a result of recent developments in the property and casualty insurance industry, including changes in underwriting criteria due in part to the higher numbers and dollar value of claims as compared to the premiums collected by insurance companies, we cannot predict the payment of these performance-based revenues as accurately as we have been able to in the past. Further, we have no control over the process by which insurance companies estimate their own loss reserves, which affects our ability to forecast contingent commissions. Because these contingent commissions affect our revenue, any decrease in their payment to us could adversely affect our results of operations.

Proposed tort reform legislation in the United States, if enacted, could decrease demand for liability insurance, thereby reducing our commission revenue.

Legislation concerning tort reform is currently being considered in the United States Congress and in several states. Among the provisions being considered for inclusion in such legislation are limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits, including lawsuits asserting professional liability of the kind for which insurance is offered under certain policies we sell. Enactment of these or similar provisions by Congress, or by states or countries in which we sell insurance, could result in a reduction in the demand for liability insurance policies or a decrease in policy limits of such policies sold, thereby reducing our commission revenue.

We have entered into put option arrangements with former shareholders of our acquired brokerage J.P. Flanagan Corporation, which may require us to pay substantial amounts to repurchase our common shares from these shareholders. Those payments would reduce our cash flow and the funds available to grow our business.

In connection with our acquisition of Flanagan, we entered into put option arrangements with the former shareholders of that company whereby we gave them the right to require us to repurchase their shares of Hub that were issued in consideration of the acquisitions. The rights under the put arrangements may be exercised between 2006 and 2011, and if exercised, we could be required to buy back our common shares at C$17.00 per share at specific exercise dates set out under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingent obligations.” We may not have sufficient cash on hand on the exercise dates to satisfy our obligations under these put arrangements and as a consequence we may have to obtain additional financing. However, we may not be able to incur additional debt at such time. Our inability to satisfy our obligations under the put options may adversely affect our relationship with the management team at Flanagan and may result in the loss of key management personnel from this subsidiary and, in turn, the loss of customers, which would adversely affect our business and financial condition. In addition, our failure to satisfy our obligations under the put options may cause us to breach our agreements with those shareholders.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 11

A substantial portion of our total assets are represented by goodwill and other intangible assets as a result of our acquisitions and under new accounting standards, we may be required to write down the value of our goodwill and other intangible assets.

When we acquire a brokerage, virtually the entire purchase price for the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of purchase price allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets paid by us to acquire the brokerage.

On July 1, 2001, we adopted the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 1581, “Business Combinations”. These new rules require that all business combinations after June 30, 2001 be accounted for in accordance with the purchase method of accounting and expand the definition of other identifiable intangible assets acquired in a business combination using the purchase method.

On January 1, 2002, we adopted CICA’s Section 3062, “Goodwill and Other Intangible Assets”. For all business combinations accounted for using the purchase method prior to June 30, 2001, Section 3062 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of definite life and indefinite life intangible assets. Indefinite life intangible assets, similar to goodwill, will no longer be amortized and will be tested at least annually for impairment. The carrying value of our goodwill and other indefinite life intangible assets may be adversely affected by this new accounting standard.

The loss of members of our senior management or a significant number of our brokers could negatively affect our financial plans, marketing and other objectives.

The loss of or failure to attract key personnel could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management but also on the individual brokers and teams that service our clients and maintain client relationships. In the past, we have experienced short-term disruptions to certain brokerage operations due to the early retirement of senior members of management at those brokerages. Our operations are not generally dependent on any one individual; however, the loss of Martin Hughes, our Chairman and Chief Executive Officer, or Bruce Guthart, our President, U.S. Operations, could negatively impact our acquisition strategy in the United States due to their significant relationships and expertise in the insurance industry.

The insurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams. We believe that our future success will depend in large part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not be successful in doing so because the competition for qualified personnel in our industry is intense. If we fail to recruit and retain top producers, our organic growth may be adversely affected.

Competition in our industry is intense, and if we are unable to compete effectively, we may lose market share and our business may be materially adversely affected.

The insurance brokerage business is highly competitive and we actively compete with other insurance brokerages for customers and insurance company markets, many of which have existing relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance brokers and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced. See “Business — Competition” for a further discussion of the level of competition in our industry.

We face competition in all markets in which we operate, based on product breadth, innovation, quality of service and price. We compete with a number of brokerages in the United States, who may have greater resources than we do, as well as with numerous Internet-based, specialist and regional firms in the United States and Canada. If we are unable to compete effectively against our competitors, we will suffer a loss of market share, decreased revenue and reduced operating margins.

In addition, regulatory changes in the financial services industry in the United States and Canada have permitted banks, securities firms and insurance companies to affiliate, causing rapid consolidation in the insurance industry.

12 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Some insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers on policies they sell directly. Increasing competition from insurance companies and from within the financial services industry, generally, could have a negative effect on our operations.

We do business with certain subsidiaries of our largest shareholder and if a conflict of interest were to arise it may not be resolved in our favor and could adversely affect our revenue.

As of December 31, 2002, Fairfax Financial Holdings Limited owned or controlled 27% of our common shares, 35% if Fairfax converted our convertible subordinated debentures it holds. We do business with certain subsidiaries of Fairfax which represented approximately 10% of our revenue in 2002. We expect that this percentage will increase as a result of our sale of Old Lyme Insurance Company of Rhode Island, Inc. and Old Lyme Insurance Company Ltd., which together we call Old Lyme, to Fairfax, as we will continue to do a significant amount of business with Old Lyme. The sale of Old Lyme was completed on May 30, 2002. If a conflict of interest were to arise between us and Fairfax or one of its subsidiaries, we cannot assure you that this conflict would be resolved in a manner that would favor us. In addition, if Fairfax were to sell our common shares that it owns, it may no longer be as interested in continuing to do business with us which could have a material adverse effect on our revenue and expenses and such a sale by Fairfax could also impact our share price.

We depend on our information processing systems. Interruption or loss of our information processing systems could have a material adverse effect on our business.

Our ability to provide administrative services depends on our capacity to store, retrieve, process and manage significant databases and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have disaster recovery procedures in place for all our hub brokerages and insurance to protect against such contingencies, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide services.

Privacy legislation may impede our ability to utilize our customer database as a means to generate new sales.

We intend to utilize our extensive customer databases for marketing and sales purposes, which we believe will enhance our ability to meet our organic growth targets. However, new privacy legislation, such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 in the United States and the Personal Information Protection and Electronic Documents Act in Canada, as well as other regulatory changes, may restrict our ability to utilize personal information that we have collected in our normal course of operations to generate new sales. If we become subject to new restrictions, or other regulatory restrictions, which we are not aware of, our ability to grow our business may be adversely affected.

The security of the databases that contain our customers’ personal information may be breached which could subject us to litigation or adverse publicity.

We depend on computer systems to store information about our customers, some of which is private. Database privacy, identity theft and related computer and internet issues are matters of growing public concern. We have installed privacy protection systems and devices on our network in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the private information we maintain in our databases and protect it from theft or inadvertent leakage. In such circumstances, we may be held liable to our customers, which could result in litigation or adverse publicity that could have a material adverse effect on our business.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 13

Our corporate structure and strategy of operating through decentralized brokerages may make it more difficult for us to become aware of and respond to adverse operating or financial developments at our brokerages.

We depend on timely and accurate reporting of business conditions and financial results from our brokerages to affect our business plan and determine and report our operating results. We receive end of month reports from each of our brokerages regarding their financial condition and operating results. If an adverse business or financial development occurs at one or more of our brokerages near the beginning of a month, we may not become aware of the occurrence for several weeks which could make it more difficult for us to effectively respond to that development. In addition, if one of our brokerages was to report inaccurate financial information, we might not learn of these inaccuracies for several weeks, if at all, which could adversely affect our ability to determine and report our financial results. For example, on occasion, inconsistent accounting treatment at a brokerage has not been detected until preparation of our quarterly financial statements. We have purchased enterprise reporting software that will enable us to extract financial and operating data from our brokerages electronically and on a real time basis. We anticipate that such a system will be implemented in 2003. However, such system may not be implemented within this time frame and it may not be effective.

Our profitability and liquidity may be materially adversely affected by errors and omissions.

We have extensive operations and are subject to claims and litigation in the ordinary course of business resulting from alleged errors and omissions. Errors and omissions claims can involve significant defense costs and may result in large damage awards against us. Errors and omissions could include, for example, our employees or sub-agents failing, whether negligently or intentionally, to place coverage or to notify insurance companies of claims on behalf of clients, to provide insurance companies with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. It is not always possible to prevent and detect errors and omissions and the precautions we take may not be effective in all cases.

The amount of coverage limits and related deductible amounts of our errors and omissions insurance policies are established annually based upon our assessment of our errors and omissions exposure, loss experience and the availability and pricing of coverage within the marketplace. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages.

Our profitability and liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

If we fail to comply with regulatory requirements for insurance brokerages, we may not be able to conduct our business.

Our business is subject to legal requirements and governmental regulatory supervision in the jurisdictions in which we operate. These requirements are designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information as well as financial criteria.

Our activities in the United States and Canada are subject to regulation and supervision by state and provincial authorities. Although the scope of regulation and form of supervision by state and provincial authorities may vary from jurisdiction to jurisdiction, insurance laws in the United States and Canada are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our ability to conduct our business in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.

Our clients have the right to file complaints with the regulators about our services, and the regulators may investigate and require us to address these complaints. Our failure to satisfy the regulators that we are in compliance

14 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

with their requirements or the legal requirements governing our activities can result in disciplinary action, fines, reputational damage and financial harm.

In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational improvements or modifications at various locations which could result in higher costs or hinder our ability to operate our business. See “Business — Government regulation.”

Risks related to our common shares

The price of our common shares may fluctuate substantially, which could negatively affect the holders of our common shares.

The price of our common shares may fluctuate substantially due to the following factors: (1) fluctuations in the price of the shares of the small number of public companies in the insurance brokerage business, (2) announcements of acquisitions as part of our growth strategy, (3) additions or departures of key personnel, (4) announcements of legal proceedings or regulatory matters and (5) the general volatility in the stock market. The market price of our common shares could also fluctuate substantially if we fail to meet or exceed securities analysts’ expectations of our financial results or if there is a change in financial estimates or securities analysts’ recommendations. From the beginning of 2001 to March 3, 2003, the price of our common shares on the TSX has ranged from a low of C$12.00 to a high of C$29.00, and on the NYSE has ranged from a low of $11.45 to a high of $18.60 from the date we became traded on the NYSE in the second quarter of 2002 to March 3, 2003.

In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many companies, and that has often been unrelated to the operating performance of these companies. A number of other factors, many of which are beyond our control, could also cause the market price of our common shares to fluctuate substantially.

Significant fluctuation in the market price of our common shares could result in securities class action claims against us.

Significant price and value fluctuations have occurred with respect to the securities of insurance and insurance-related companies. Our common share price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company’s securities, class action litigation has often been pursued against the respective company. If similar litigation was pursued against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Our controlling shareholder may substantially influence certain actions requiring shareholders approval.

As of December 31, 2002, Fairfax owned or controlled 27% of our common shares. Fairfax also owns or controls $35 million of subordinated convertible notes, which it can convert at any time into our common shares at C$17.00 per share. If Fairfax converts the notes it would hold 35% of our common shares. Under our by-laws and articles of incorporation, Fairfax has the ability to substantially influence certain actions requiring shareholder approval, including:

•	electing members of our board of directors;

•	adopting amendments to our articles and by-laws; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.

Fairfax may have different interests than you have and therefore may make decisions that are adverse to your interests.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 15

We are incorporated in Ontario, Canada, and, as a result, it may not be possible for shareholders to enforce civil liability provisions of the securities laws of the United States.

We are organized under the laws of Ontario, Canada and some of our assets are located outside the United States. As a result, it may not be possible for the holders of our common shares to enforce against us in United States courts judgments based on the civil liability provisions of the securities laws of the United States. In addition, there is doubt as to whether the courts of Canada would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state or hear actions brought in Canada against us or those persons based on those laws.

Item 2. Properties

We maintain our corporate headquarters in Chicago, Illinois at premises that we sublet from Mack and Parker, one of our subsidiaries. This facility, totaling approximately 3,500 square feet, contains corporate, finance, administration, sales and customer support functions. The lease on the premises expires on October 1, 2011. In addition, our brokerages lease office space in the locations in which they operate, none of which is material. In total, our brokerages hold 154 leases covering 725,800 square feet with a total annual base rent for all of these locations of approximately $9.2 million.

We believe that our facilities are well maintained and in good condition and are adequate for our current needs. We expect that suitable additional space will be available as required.

Item 3.	Legal Proceedings

In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

16 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

In connection with our initial public offering in the United States, our common shares became listed on the New York Stock Exchange (NYSE) on June 18, 2002 under the symbol HBG. Our common shares are also listed and posted for trading on the Toronto Stock Exchange (TSX) in Canada under the symbol HBG. The following table sets forth the high and low sales prices per share for our common shares on the NYSE and TSX:

	NYSE		TSX

					Cash
	High	Low	High	Low	Dividends

2001
First Quarter			C$20.00	C$12.00	C$0.07
Second Quarter			C$18.00	C$15.75	C$0.07
Third Quarter			C$17.25	C$13.75	C$0.07
Fourth Quarter			C$15.75	C$13.00	C$0.07
2002
First Quarter			C$21.00	C$15.50	C$0.07
Second Quarter	$16.80	$13.46	C$25.75	C$20.00	C$0.07
Third Quarter	$16.60	$12.90	C$25.25	C$20.25	C$0.07
Fourth Quarter	$18.60	$11.45	C$29.00	C$17.71	C$0.07
2003
First Quarter (through March 3, 2003)	$15.05	$12.15	C$23.12	C$18.82	$ —

On December 31 2002, the closing price of our common shares on the NYSE was $12.83 and on the TSX the closing sale price was C$20.13. The exchange rate in effect at December 31, 2002 was C$1.00 per $0.6339. As of March 3, 2003, there were 29,036,711 of our common shares issued and outstanding. As of the close of business March 3, 2003, we had approximately 330 holders of record of our common shares.

We have paid a dividend of C$0.07 per common share for each quarter commencing June 30, 2000. We have no formal dividend policy other than the board of directors considers the payment of dividends as quarterly financial information becomes available. In the future, dividends will be paid at the discretion of our board of directors depending on our financial position and capital requirements, general business conditions, contractual restrictions and other factors. During the fourth quarter of 2002, we adopted a new policy that dividends, if any, declared payable after December 31, 2002, will be declared in U.S. dollars instead of Canadian dollars.

Item 6.	Selected Financial Data

We were formed in November 1998 through the merger of 11 independent insurance brokerages into a new company. The merger was accounted for using the pooling-of-interests method. Accordingly, our results for the year ended December 31, 1998 includes the assets, liabilities, shareholders’ equity, revenue and expenses of the combined companies, without adjustments.

Our results for the four year period ending December 31, 2002 reflect the acquisition of brokerages that occurred in each respective period. These acquisitions were accounted for using the purchase method. Thus, results of acquisitions are only included from the date of acquisition forward. Accordingly, the results in each period are not directly comparable.

Our historical consolidated financial statements are prepared in accordance with Canadian GAAP, which differs in certain significant respects from U.S. GAAP. For a discussion of the principal differences between Canadian GAAP

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 17

and U.S. GAAP as it relates to us, see note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
(in thousands of U.S. dollars,
except per share amounts)(1)	2002	2001	2000	1999	1998

Consolidated statement of earnings data:
Revenue:
Commission income	$200,792	$143,063	$86,410	$47,964	$34,952
Contingent commissions and volume overrides	11,464	5,899	4,909	2,824	2,604
Other	7,704	5,031	3,921	3,309	1,170

	219,960	153,993	95,240	54,097	38,726

Expenses:
Compensation	118,678	88,015	54,701	29,519	21,849
Selling, occupancy and administration	44,932	35,276	21,778	13,235	10,635
Depreciation	5,492	3,940	1,885	1,275	897
Interest expense	7,317	7,447	1,981	632	806
Goodwill and other intangible asset amortization	1,671	4,940	3,260	1,626	1,087
(Gain) loss on disposal of investment held for sale, property, equipment and investments	(2,679)	(173)	127	14	(84)
(Gain) on put option liability	(186)	(719)	—	—	—
Non-cash stock-option compensation	1,078	—	—	—	—

	176,303	138,726	83,732	46,301	35,190

Net earnings before income taxes	43,657	15,267	11,508	7,796	3,536
Provision for income tax expense	14,256	5,262	5,370	4,052	1,848

Net earnings(2)	$29,401	$10,005	$6,138	$3,744	$1,688

Net earnings per share:(2)
Basic	$1.27	$0.53	$0.34	$0.22	$0.26
Diluted	$1.06	$0.50	$0.34	$0.22	$0.26
Weighted average shares:
Basic	23,181	19,012	18,327	16,941	6,448
Diluted	30,199	20,105	18,327	16,941	6,448
Dividends declared per share(3)	$0.18	$0.18	$0.13	—	—
Reconciliation to U.S. GAAP:
Net earnings (Canadian GAAP)	$29,401	$10,005	$6,138	$3,744	$1,688
Adjustment to investment held for sale(4)	(2,236)	520	—	—	—
Change in reporting currency(5)	—	144	405	233	109
Adjustment to put option liability(6)	(814)	(811)	—	—	—

Net earnings (U.S. GAAP)(7)	$26,351	$9,858	$6,543	$3,977	$1,797

Net earnings per share (U.S. GAAP):(7)
Basic	$1.14	$0.52	$0.36	$0.23	$0.28
Diluted	$0.96	$0.49	$0.36	$0.23	$0.28

18 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

(1)	Effective October 1, 2001, we adopted the U.S. dollar as our reporting currency. Our financial results for all periods prior to October 1, 2001 have been restated from Canadian dollars to U.S. dollars at the exchange rate in effect at September 30, 2001 of C$1.00 = $0.6338.

(2)	As discussed in note 2, “Summary of significant accounting policies,” of the notes to the audited consolidated financial statements, we adopted Canadian Institute of Chartered Accountants (CICA) Section 3062 on January 1, 2002. Upon adoption of CICA Section 3062, goodwill is no longer amortized. The following table illustrates the effect that CICA Section 3062 would have had on net earnings and per share information under Canadian GAAP for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 had goodwill not been amortized:

	Year Ended December 31,
(in thousands of U.S. dollars, except
per share amounts)	2002	2001	2000	1999	1998

Reported net earnings — Canadian GAAP	$29,401	$10,005	$6,138	$3,744	$1,688
Add back: Goodwill amortization	—	3,996	2,820	1,490	1,010

Net earnings adjusted for goodwill	$29,401	$14,001	$8,958	$5,234	$2,698

Basic EPS — Reported	$1.27	$0.53	$0.34	$0.22	$0.26
Basic EPS — Adjusted for goodwill	$1.27	$0.74	$0.49	$0.31	$0.42
Diluted EPS — Reported	$1.06	$0.50	$0.34	$0.22	$0.26
Diluted EPS — Adjusted for goodwill	$1.06	$0.70	$0.49	$0.31	$0.42

(3)	We commenced payment of dividends in the second quarter of 2000.

(4)	As part of our acquisition of Kaye, we acquired Old Lyme, which we have sold to a subsidiary of Fairfax. Under U.S. GAAP, interest expense on debt we incurred to finance the purchase of Old Lyme is not charged to earnings. See note 18 to our audited consolidated financial statements for more information.

(5)	We changed our reporting currency from Canadian dollar to U.S. dollar in 2001.

(6)	Under U.S. GAAP, the fair value of put options is recorded as a debit to shareholders’ equity, representing an unearned compensation expense which is amortized to earnings using the straight-line method over the period from the issue date to the put date. See note 18 to our audited consolidated financial statements for more information.

(7)	As discussed in the section “Effects of New Accounting Pronouncements” included in note 18, “Reconciliation to U.S. GAAP” of the notes to the audited consolidated financial statements, we adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142 (SFAS No. 142) on January 1, 2002. Upon adoption of SFAS No. 142 goodwill is no longer amortized. The following table illustrates the effect that SFAS No. 142 would have had on net earnings and per share information under US GAAP for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, had goodwill not been amortized:

	Year Ended December 31,
(in thousands of U.S. dollars, except
per share amounts)	2002	2001	2000	1999	1998

Reported net earnings — U.S. GAAP	$26,351	$9,858	$6,543	$3,977	$1,797
Add back: Goodwill amortization	—	4,065	2,988	1,583	1,076

Net earnings adjusted for goodwill	$26,351	$13,923	$9,531	$5,560	$2,873

Basic EPS — Reported	$1.14	$0.52	$0.36	$0.23	$0.28
Basic EPS — Adjusted for goodwill	$1.14	$0.73	$0.52	$0.33	$0.45
Diluted EPS — Reported	$0.96	$0.49	$0.36	$0.23	$0.28
Diluted EPS — Adjusted for goodwill	$0.96	$0.69	$0.52	$0.33	$0.45

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 19

	As of December 31

(in thousands of U.S. dollars)(1)	2002	2001	2000	1999	1998

Consolidated balance sheet data
Total assets	$596,876	$502,296	$206,157	$171,202	$49,133
Total debt(2)	$107,038	$196,952	$34,665	$20,565	$14,388
Total shareholders’ equity	$284,274	$135,271	$112,212	$105,462	$13,463
Reconciliation to U.S. GAAP:
Total shareholders’ equity
(Canadian GAAP)	$284,274	$135,271	$112,212	$105,462	$13,463
Adjustment to investment held for sale(3)	(1,716)	520	—	—	—
Accumulated other comprehensive income:
Unrealized gains (losses), net of tax of $51 — 2002, $85 — 2001, $(122) — 2000, $(26) — 1999	(83)	(140)	198	42	—
Cumulative translation account(4)	496	—	5,811	9,836	370
Adjustment to put option liability(5)	(1,702)	(4,898)	—	—	—
Executive share purchase plan loan(6)	(1,912)	(2,142)	—	—	—

Total shareholders’ equity (U.S. GAAP)	$279,357	$128,611	$118,221	$115,340	$13,833

(1)	Effective October 1, 2001, we adopted the U.S. dollar as our reporting currency. Our financial results for all periods prior to October 1, 2001 have been restated from Canadian dollars to U.S. dollars using the exchange rate in effect at September 30, 2001 of C$1.00 = $0.6338.

(2)	Includes long-term debt and capital leases (including current portion), bank debt and subordinated convertible notes.

(3)	As part of our acquisition of Kaye, we acquired Old Lyme, which we have sold to a subsidiary of Fairfax. See note 1 to our audited consolidated financial statements for more information. Under U.S. GAAP, interest expense on debt we incurred to finance the purchase of Old Lyme is not charged to earnings. See note 18 to our audited consolidated financial statements for more information.

(4)	Under U.S. GAAP, financial statements are translated using a current exchange rate. See note 18 to our audited consolidated financial statements for more information.

(5)	Under U.S. GAAP, the fair value of put options is recorded as a debit to shareholders’ equity, representing an unearned compensation expense which is amortized to earnings using the straight-line method over the period from the issue date to the put date. Further, the redemption value of the common shares to which the put options is attached has been reclassified as mezzanine equity outside of shareholders’ equity. See note 18 to our audited consolidated financial statements for more information.

(6)	Under U.S. GAAP, loans granted to employees under the executive share purchase plan must be included as a reduction to shareholders’ equity. See note 18 to our audited consolidated financial statements for more information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s discussion and analysis of financial condition and results of operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the heading “Risk Factors”.

20 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (United States GAAP) and to the extent that they effect us are described in Note 18 to our audited consolidated financial statements.

Overview

Hub is a leading North American insurance brokerage providing a wide variety of property and casualty, life and health, employee benefits, investment and risk management products and services from 122 locations across North America. We were formed in November 1998 through the merger of 11 independent, privately held insurance brokerages.

We have acquired 86 brokerages in Canada and the United States, with substantially all of our large acquisitions focused in the United States over the past four years. Accordingly our revenue base also has shifted increasingly into the United States. Listed in the chart below is a summary of our major acquisitions for the past four years:

Name	Region	Date Acquired

TOS Insurance Services Ltd.	Canada	August 1999
Mack and Parker, Inc.	United States	October 1999
C.J. McCarthy (McCarthy)	United States	June 2000
J.P. Flanagan Corporation (Flanagan)	United States	May 2001
Kaye Group Inc. (Kaye)	United States	June 2001
Burnham Insurance Group, Inc. (Burnham)	United States	July 2001
Hooper, Hayes & Associates, Inc. (Hooper Hayes)	United States	November 2002
Hub International of Indiana Limited	United States	December 2002

We applied the purchase method of accounting for these acquisitions, and as a result, the acquired brokerages’ financial results are included only from the date of acquisition.

Industry Conditions. Insurance brokerages derive a significant portion of their revenue from commissions. Commissions are calculated and paid as a percentage of the total insurance premium and therefore vary directly with changes in premiums charged by the insurance companies.

In 2001, premium rates — the cost per dollar of insurance coverage — began rising. The terrorist attacks of 2001 accelerated this increase in premium rates. In 2002, premium rates increased an average of 12% — 17% over 2001. This substantial pattern of premium rate increase follows more than a decade of low premiums in the insurance market. Years of excess capacity and competitive market conditions resulted in a downward pressure on premiums and an increase in underwriting losses by insurance companies. These losses were at least partly offset by favorable investment portfolio returns fueled by a strong economy and robust capital markets. A combination of a stagnant economy, declining investment portfolio values and losses related to the events of September 11, 2001, resulted in additional underwriting losses, which forced insurance companies to dramatically accelerate the rate of premium increases and limit coverage availability.

Although the insurance industry is typically less sensitive to economic cycles than other industries, primarily because insurance is considered a necessity for most businesses, reductions in a client’s sales, inventories and employee head counts during a slow economy can lead to a reduction in total premiums for certain types of insurance. In addition, clients often respond to higher premium rates by adjusting coverage, increasing deductibles or making other changes to reduce their insurance costs. As a result, our commission revenue did not keep pace with premium rate increases.

U.S. initial public offering. Reflecting our growing emphasis on the U.S. market, we completed our U.S. initial public offering on June 18, 2002, selling 6.9 million common shares at $14 per share and generating net proceeds of $88.1 million. Proceeds of the offering were used to pay down both short-term and long-term debt, which greatly strengthened our balance sheet and reduced interest costs. In connection with our U.S. initial public offering, we

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 21

listed our common shares on the NYSE under the symbol “HBG”. Our common shares also are listed on the Toronto Stock Exchange (TSX) under the symbol “HBG”.

Revenue. From 1998 through 2002 our annual revenue increased from $38.7 million to $220.0 million, representing a growth rate compounded annually (CAGR) of 54%. Growth related to acquisitions during this period represented $153.9 million, or 85% of the increase. Organic growth was $27.4 million or 15% of the increase. We define organic growth as an increase in revenue for one period as compared to a prior period, including net new business and net increases in commissions from existing business. Revenue from a brokerage we acquire is excluded from the calculation of organic growth for the first 12 months after the acquisition.

Revenue growth

(1)	The growth rate has been compounded annually.

22 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

The chart below shows that in the last three years acquisitions and organic growth increased the portion of revenue generated in the United States to 61% in 2002 from 21% in 2000. We expect that future acquisitions in the United States, will further increase the percentage of revenue and earnings derived from our U.S. Operations.

(in thousands of U.S. dollars,
except percentages)	2002		2001		2000

Revenue
U.S. Operations	$134,149	61.0%	$75,429	49.0%	$20,004	21.0%
Canadian Operations	85,811	39.0%	78,564	51.0%	75,236	79.0%

Total	$219,960	100.0%	$153,993	100.0%	$95,240	100.0%

The chart below summarizes our revenue by category:

Revenue

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 23

We generate commission income from the sale of both personal and commercial insurance. As the charts (below) show, U.S. operations generate nearly 91% of commissions from commercial insurance, while commercial business is approximately 53% of commissions in Canada. Primary factors attributing to this difference include:

•	In Canada we operate three personal insurance call centers and we are also the largest broker of government underwritten auto insurance in the province of British Columbia. This causes the weighting of personal lines insurance to be heavier in Canada.

•	U.S. Operations have a heavier concentration of commissions from group benefits, usually purchased through businesses and therefore classified as commercial insurance, while Canada’s public health care system reduces the insurance premiums from this type of coverage in Canada.

U.S.

Canada

24 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

In addition to commissions, we also earn revenue on volume overrides and contingent commissions related to the total of all insurance accounts placed by a brokerage with an insurance company, otherwise known as a book of business.

•	Volume overrides are additional compensation paid by insurance companies to brokerages on the basis of the overall volume of business a brokerage places with the insurance company.

•	Contingent commissions are based on the profit an insurance company makes on the book of business a brokerage places with the insurance company.

Volume overrides and contingent commissions are typically calculated in the first or second quarter of the following year by the insurance companies and are paid once calculated. In 2002, $11.5 million, or 5.2% of our total revenue, was derived from contingent commissions and volume overrides.

Other income consists of fees and interest income, including income earned while we hold client premiums on behalf of insurance companies. In 2002, $7.7 million, or 3.5% of our total revenue, was derived from other income.

We are not dependent on any single client or on a few clients for our revenue, nor are we dependent on a single industry or client type for a substantial amount of our business. We place insurance policies with more than 150 different insurance companies in the United States and Canada and do not depend on any single insurance company or group of related insurance companies for the products we market to our clients or for any substantial amount of our revenue.

As of December 31, 2002, we had placed insurance polices with seven insurance companies owned by Fairfax Financial Holdings Limited (Fairfax), which owns approximately 27% of our common shares, each of which offers competitively-priced products. All of our transactions with the Fairfax companies are conducted in the normal course of business, at fair market value and in the aggregate our brokerage subsidiaries generated approximately 10% of our total revenue in 2002 from these related parties.

Expenses. The majority of expenses we incur are compensation expenses related to salaries, management profitability bonuses and employee benefits, which accounted for approximately 67% of our total operating expenses in 2002. The next largest category of expenses are, selling, occupancy and administrative expenses. Selling includes marketing and advertising, but not commissions paid to our sales producers, occupancy includes rent and related operating costs and administration includes, among other expenses, office supplies, postage, telephone, training, technology, insurance and bad debts. The graph below shows that compensation expenses, and selling, occupancy and administrative expenses as a percentage of revenue both decreased by 300 basis points in 2002. These decreases were the result of changes to our management profitability bonus plan discussed below and maintaining fixed costs as our revenue grew.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 25

Expenses as a percentage of total revenue

During 2002, we changed our management bonus plan to require that half of certain earned bonuses be paid in the form of stock options. These options must be earned through achievement of specific earnings goals. We also began expensing stock options in 2002. This non-cash expense reduced our 2002 pre-tax income by $1,078, and diluted net earnings per share of $0.02.

Net Earnings. We increased net earnings at a growth rate compounded annually of 104% from $1.7 million in 1998 to $29.4 million in 2002. Net margin, which represents net earnings as a percentage of revenue, increased to 13% in 2002 from 4% in 1998, reflecting increases in revenue as well as operating efficiencies and economies of scale. On a diluted per share basis, net earnings increased at a growth rate compounded annually of 42% to $1.06 in 2002 from $0.26 in 1998. The growth rate of diluted earnings per share did not keep pace with the growth rate of net earnings due to a substantial increase in the number of shares outstanding over that time period as a result of shares issued in connection with acquisitions and our initial public offering in Canada in 1999, and most recently, our common shares outstanding grew by 6.9 million, due to the U.S. initial public offering in June of 2002.

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenue. We increased total revenue by $66.0 million, or 43%, to $220.0 million in 2002 from $154.0 million in 2001. Of this increase, $46.2 million or 70% was attributable to acquisitions, primarily from the acquisitions of Kaye, Burnham and Flanagan in 2001, and $19.8 million or 30% was attributable to organic growth. Commission income increased by $57.7 million, or 40%, to $200.8 million in 2002, from $143.1 million in 2001. Excluding the effect of acquisitions, commission income increased by $18.4 million, or 13%, due to organic growth, including the continued firming of insurance premium rates. In 2002, revenue from contingent commissions and volume overrides increased by $5.6 million, or 94%, to $11.5 million from $5.9 million in 2001. Excluding the effects of acquisitions of $4.2 million, contingent commissions and volume overrides increased by $1.4 million or 23% as compared with the prior year. This increase resulted primarily from contingent commissions earned in the third and fourth quarters of 2002 from Fairfax related to premium volume placed with Old Lyme. In 2002, other income, which includes fees and interest income, increased by $2.7 million, or 53%, to $7.7 million from $5.0 million in 2001. Excluding the effects of acquisitions of $2.7 million, other income remained unchanged.

26 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

The table below shows a breakdown of our revenue by segment and type for 2002 including organic growth:

(in thousands of U.S. dollars, except percentages)

					Adjustment
	Revenue				for
			Total Net	Total Net	(Acquisitions)	Organic	Organic
	2002	2001	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$200,792	$143,063	$57,729	40%	$(39,213)	$18,516	13%
Contingent Commissions and Volume Overrides	11,464	5,899	5,565	94%	(4,194)	1,371	23%
Other Income	7,704	5,031	2,673	53%	(2,702)	(29)	-1%

Total	$219,960	$153,993	$65,967	43%	$(46,109)	$19,858	13%

U.S.
Commission Income	$120,557	$71,202	$49,355	69%	$(39,906)	$9,449	13%
Contingent Commissions and Volume Overrides	7,780	1,693	6,087	360%	(4,214)	1,873	111%
Other Income	5,812	2,534	3,278	129%	(2,729)	549	22%

Total	$134,149	$75,429	$58,720	78%	$(46,849)	$11,871	16%

Canada
Commission Income	$80,235	$71,861	$8,374	12%	$693	$9,067	13%
Contingent Commissions and Volume Overrides	3,684	4,206	(522)	-12%	20	(502)	-12%
Other Income	1,892	2,497	(605)	-24%	27	(578)	-23%

Total	$85,811	$78,564	$7,247	9%	$740	$7,987	10%

U.S. Operations

Total revenue from U.S. Operations increased by $58.8 million, or 78%, to $134.2 million in 2002 from $75.4 million in 2001. Excluding the effect of acquisitions, total revenue increased $11.9 million, or 16%, primarily due to increases in commission income. Commission income increased by $49.4 million, or 69%, to $120.6 million in 2002 from $71.2 million in 2001. Excluding the effect of acquisitions, commission income increased $9.4 million, or 13% due to organic growth and higher premium rates. Revenue from contingent commissions and volume overrides increased by $6.1 million, or 360%, to $7.8 million in 2002 from $1.7 million in 2001. Excluding the effect of acquisitions of $4.2 million, contingent commissions and volume overrides increased by $1.9 million, or 111%, as compared with the prior year. Of this increase, $1.2 million was attributable to contingent commissions earned in the third and fourth quarters of 2002 from Fairfax, as previously discussed, and the remainder was the result of enhanced relationships established with other insurance companies. Other income, which includes fees and interest income, increased by $3.3 million, or 129%, to $5.8 million in 2002 from $2.5 million in 2001. Excluding the effect of acquisitions of $2.7 million, other income increased $0.6 million, or 22% from 2001. This increase is due to an increase in income earned related to the financing of client premiums partially offset by lower interest income as a result of a decrease in interest rates compared with the prior year.

Canadian Operations

Total revenue from Canadian Operations increased by $7.2 million, or 9%, to $85.8 million in 2002 from $78.6 million in 2001. Excluding the effect of net dispositions of $0.7 million, total revenue increased by $7.9 million or 10%. This increase was due to increases in commission income. Commission income increased by $8.3 million, or 12%, to $80.2 million in 2002 from $71.9 million in 2001. Excluding the effect of net dispositions of $0.7 million, commission income increased by $9.0 million, or 13%, the result of organic growth and higher premium rates. Contingent commissions and volume overrides decreased by $0.5 million, or 12%, to $3.7 million in 2002 from $4.2 million in 2001. This decrease was primarily attributable to deteriorating loss ratios on business placed with insurance companies during 2001. Other income, which includes fees and interest income, decreased by $0.6 million,

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 27

or 24%, to $1.9 million in 2002 from $2.5 million in 2001. This decrease was attributable primarily to lower interest rates in 2002 compared with 2001.

Compensation. Compensation costs in 2002 increased by $30.7 million, or 35%, to $118.7 million from $88.0 million in 2001. Compensation costs as a percentage of total revenue decreased 3% to 54% from 57% in 2001. This proportional decrease resulted largely from revenue growth as certain fixed compensation costs remained constant, and from a decrease in the accrual of executive management profitability bonuses (approximately $4.7 million or 2.1% of revenue) associated with the granting of stock options. In 2002 we changed our executive management bonus plan to require that 50% of earned bonuses be paid with stock option awards.

Selling, occupancy and administration. Selling, occupancy and administration expenses increased by $9.6 million, or 27%, to $44.9 million in 2002 from $35.3 million in 2001. As a percentage of total revenue, selling, occupancy and administration expenses decreased to 20% in 2002 from 23% in 2001. This decrease was due to efforts to ensure that certain fixed costs remained constant while revenue grew.

Depreciation. Depreciation expenses increased by $1.6 million, or 39%, to $5.5 million in 2002 from $3.9 million in 2001. Depreciation expenses remained unchanged as a percentage of total revenue at 3% in both 2002 and 2001.

Interest expense. Interest expense decreased by $0.1 million, or 2%, to $7.3 million in 2002 from $7.4 million in 2001. In June 2002, we repaid $122.5 million of our total outstanding long-term debt and subordinated convertible debentures with proceeds from the sale of Old Lyme and our U.S. initial public offering. This reduction in debt decreased interest expense in the third and fourth quarter of 2002 by approximately $1.5 million per quarter compared to 2001.

Goodwill and other intangible asset amortization. Intangible asset amortization decreased by $3.2 million, or 66%, to $1.7 million in 2002 from $4.9 million in 2001. This decrease is attributable to the elimination of goodwill amortization, effective January 1, 2002, in accordance with The Canadian Institute of Chartered Accountants Accounting Standards Board Handbook Section 3062, “Goodwill and Other Intangible Assets.”

Gain on disposal of investment held for sale, property, equipment and investments. These gains have increased by $2.5 million, or 1449%, to $2.7 million in 2002 from $0.2 million in 2001. Included in 2002 is a $2.6 million, non-taxable gain on the sale of Old Lyme. This gain increased basic and diluted earnings per share by $0.11 and $0.09, respectively. As part of our acquisition of Kaye in 2001, we acquired Old Lyme, with the intent to sell the operation and have since sold it to a subsidiary of Fairfax at a purchase price equivalent to its U.S. GAAP book value as of December 31, 2001 of approximately $43.5 million. The sale of Old Lyme was completed on May 30, 2002. As of December 31, 2002, Fairfax owned 27% of our common shares. Prior to the sale, we recorded Old Lyme as an investment available for sale, and accordingly, its results of operations are not included in our consolidated earnings.

Gain on put option liability. The gain on put option liability of $0.2 million in 2002, as compared to $0.7 million in 2001, reflect changes in the fair value of put options granted by us. We issued put options as consideration for certain businesses acquired in the second and third quarters of 2001. The related put option liability is classified as long-term debt at fair value until such time as the options are exercised or expire. Factors affecting the fair market value of the put option are the stock price, stock volatility, and interest rates.

Non-cash stock option compensation. Non-cash stock option compensation of $1.1 million in 2002 reflects the impact of approximately 1.3 million stock options granted in June of 2002. The options were granted with an exercise price of $15.67 per share (fair market value at date of grant) and vest evenly over three years. The options expire in seven years. Our policy is to expense the fair value of stock options granted to employees over the period in which entitlement to the compensation vests. Non-cash stock option compensation was 0.5% of total revenue for 2002.

Provision for income tax expense. Income taxes in 2002 and 2001 amounted to $14.3 million and $5.3 million, respectively, resulting in an effective tax rate of 33% and 34% in 2002 and 2001, respectively. This decrease in effective tax rate was primarily the result of the non-taxable gain of $2.6 million on the sale of Old Lyme.

28 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Net earnings. Net earnings in 2002 increased by $19.4 million, or 194%, to $29.4 million in 2002 compared with $10.0 million in 2001. Basic earnings per share increased 140% to $1.27 in 2002 compared with $0.53 per share in 2001. Diluted earnings per share increased 112% to $1.06 in 2002 from $0.50 in 2001.

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenue. We increased total revenue by $58.8 million, or 62%, to $154.0 million in 2001 from $95.2 million in 2000. Of this increase, $55.6 million or 95% was attributable to acquisitions and reflects the inclusion of the results of each brokerage we acquired during the year from the respective date of each acquisition. Commission income increased by $56.7 million or 66%, to $143.1 million in 2001 from $86.4 million in 2000. Excluding the effect of acquisitions, commission income increased $4.5 million or 5%, primarily due to organic growth, including premium rate increases. Revenue from contingent commissions and volume overrides increased by $1.0 million or 20% to $5.9 million in 2001 from $4.9 million in 2000. This increase resulted primarily from acquisitions. For 2001, other income, which includes fees and interest income, increased by $1.1 million or 28% to $5.0 million from $3.9 million in 2000. This increase resulted primarily from acquisitions.

U.S. Operations

Total revenue from U.S. Operations increased by $55.4 million, or 277%, to $75.4 million in 2001 from $20.0 million in 2000. This increase was primarily due to acquisitions. Excluding the effect of acquisitions, total revenue increased $2.1 million or 10% primarily due to organic growth.

Canadian Operations

Total revenue from Canadian Operations increased by $3.4 million, or 5%, to $78.6 million in 2001 from $75.2 million in 2000. Excluding the effect of acquisitions, total revenue increased $1.1 million or 1%.

Compensation. Compensation costs increased by $33.3 million, or 61%, to $88.0 million in 2001 from $54.7 million in 2000. Compensation costs as a percentage of total revenue remained unchanged at 57% for 2001 as compared to 2000.

Selling, occupancy and administration. Selling, occupancy and administration expenses increased by $13.5 million, or 62%, to $35.3 million in 2001 from $21.8 million in 2000. Selling, occupancy and administration expenses as a percentage of total revenue of 23% remained unchanged in both 2001 and 2000.

Depreciation. Depreciation expenses increased by $2.0 million, or 105%, to $3.9 million in 2001 from $1.9 million in 2000. Depreciation expenses as a percentage of total revenue increased to 3% in 2001 from 2% in 2000. This increase was primarily due to property and equipment that we acquired with our brokerage acquisitions.

Interest expense. Interest expense increased by $5.4 million, or 270%, to $7.4 million in 2001 from $2.0 million in 2000. This increase was largely attributable to our issuance of 8.5% convertible subordinated notes and new short-term bank loans incurred to fund the acquisitions of Kaye and other brokerages we acquired in 2001.

Goodwill and other intangible asset amortization. Goodwill and other intangible asset amortization increased by $1.6 million, or 48%, to $4.9 million in 2001 from $3.3 million in 2000. This increase is attributable to acquisitions in 2001 and 2000.

Provision for income tax expense. Income taxes for 2001 and 2000 amounted to $5.3 million and $5.4 million, respectively, resulting in an effective tax rate of 34% and 47% for 2001 and 2000, respectively. The decrease in our effective income tax rate was the result of a greater proportion of our revenue earned outside of Canada, where income is taxed at lower rates.

Net earnings. Net earnings increased by $3.9 million or 63% to $10.0 million in 2001 compared to $6.1 million in 2000. Basic earnings per share increased to $0.53 per share in 2001 from $0.34 per share in 2000. Diluted earnings per share increased to $0.50 per share in 2001 from $0.34 per share in 2000.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 29

Cash Flow, Liquidity and Capital Resources

We act as an intermediary between insurance companies and their insured clients. As such, we collect and hold premiums paid by clients on behalf of the insurers. We deduct commissions and other expenses from these payments and hold the remainder in trust for the insurers. We earn interest on those funds during the time between receipt of the cash and the time the cash is paid out to the insurers. However, we may not use the funds for any purpose and we must remit the funds within a specified period after the effective date of the respective policy. The cash we hold in trust is shown separately on our balance sheet. On the statement of cash flows, changes in trust cash are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.

As of December 31, 2002, we had cash and cash equivalents of $40.6 million, an increase of $13.6 million from $27.0 million as of December 31, 2001. During 2002, $19.1 million of cash was provided by operating activities primarily as a result of net earnings adjusted for items not affecting working capital partially offset by an increase in trust cash of $3.2 million and the payment of the following other payables and accrued liabilities that existed at December 31, 2001: $2.4 million of deferred compensation related to the Kaye acquisition; $4.5 million of amounts owed by Kaye to Old Lyme; $1.5 million of tax liabilities related to the Flanagan acquisition; and $1.4 million related to the relocation of Kaye’s New York City office.

In 2002, $2.9 million of cash was provided by financing activities. $80.7 million was used to repay short-term and long-term debt, $4.5 million was used for the payment of dividends, and $88.1 million of net proceeds was provided from our U.S. initial public offering.

In 2002, $8.4 million of cash was used by investing activities. The sale of Old Lyme, other brokerages and investments generated $46.8 million, the purchase of property and equipment used $4.5 million, and the purchase of brokerages used $50.7 million.

As of December 31, 2001, we had cash and cash equivalents of $27.0 million an increase of $7.1 million from $19.9 million as of December 31, 2000. During 2001, $8.8 million of cash was provided by operating activities, primarily as a result of increased net earnings. Long-term debt financing and bank debt financing generated $137.8 million of cash and share capital issued, net of repurchases, also generated cash of $3.3 million. From these amounts and existing cash balances, $123.4 million (net of $25.4 million cash received) was used to acquire brokerages, $5.2 million was used to repay long-term debt and capital leases, $3.6 million was used to pay dividends, and $10.9 million was used for additions to property and equipment and other assets.

As of December 31, 2000, we had cash and cash equivalents of $19.9 million, a decrease of $1.5 million from $21.4 million as of December 31, 1999. During 2000, $10.9 million of cash was provided from operating activities primarily as a result of increased net earnings adjusted for non-cash income and expenses. Long-term debt financing generated $29.8 million of cash and the sale of other assets generated $2.8 million of cash. From these amounts and existing cash balances, $18.9 million was used to acquire brokerages, $2.8 million was used to repurchase our common shares, $18.9 million was used to repay long-term debt, capital leases, and bank debt, $2.5 million was used to pay dividends, and $2.1 million was used for additions to property and equipment.

As of December 31, 2002, we had client premiums receivable outstanding of $110.7 million, of which 2.2% were over 90 days old. We monitor these receivables on a regular and timely basis and have controls in place to manage aging accounts. In addition, we can mitigate the risk of loss related to client premiums receivable by requesting that the insurance company cancel the contract for insurance where payment is overdue, thereby reducing the related premiums payable to insurance companies and the related amounts to be collected from the client. Therefore, we do not believe that the aging of our accounts receivable presents a material liquidity risk.

We maintain two separate credit facilities:

•	$50 million facility. Borrowings under this facility are accessed at a floating rate of 112.5 basis points above LIBOR, which was 1.42% as of December 31, 2002. This facility expires on June 20, 2003 and requires us to maintain certain financial ratios. We intend to extend this facility for a further period of one year, but if the revolving period is not extended, any amounts outstanding will automatically convert into a three-year term

30 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

loan at a fixed interest rate equal to the Canadian dollar interest swap rate quoted by the lender plus 1.375%. As of December 31, 2002, $50 million had been drawn on this facility.

•	$7.6 million facility. Borrowings under this facility are at the bank’s U.S. Base rate which is currently 4.75%. Payment is due on demand. As of December 31, 2002 no amount had been drawn on this facility.

As of December 31, 2002, we had $8.3 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2003 through 2010. Of the outstanding subsidiary debt, $2.7 million is secured by liens on certain assets of our subsidiaries.

As of December 31, 2002, we had outstanding $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax (the Fairfax notes).

The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. If Fairfax converted all of the Fairfax notes, Fairfax would own approximately 35% of our total outstanding common shares as of December 31, 2002. Net debt, defined as long-term debt, including the current portion of long-term debt, bank debt and subordinated convertible debentures less non-trust cash and the investment held for sale as of December 31, 2002, was $66.4 million compared with $129.2 million as of December 31, 2001. The decrease in net debt is due to the repayment of bank debt and a subordinated convertible debenture from the proceeds of the sale of Old Lyme and the U.S. initial public offering in the second quarter of 2002 partially offset by new borrowings for financing of acquisitions in 2002 and the release of the Burnham put option liability at December 31, 2002. Our net debt-to-equity ratio decreased to 0.23:1 at December 31, 2002 from 0.96:1 at December 31, 2001. As of December 31, 2002, we were in compliance with the financial covenants under our credit facilities.

We believe that our existing cash, funds generated from operations and borrowings available under our credit facilities, will be sufficient to satisfy our financial requirements, including some strategic acquisitions, during the next twelve months. We may finance acquisitions with available cash or an existing credit facility, but may, depending on the number and size of future acquisitions, need to supplement our finance requirements with the proceeds from debt financing, the issuance of additional equity securities, or a combination of both. If we are unable to obtain additional financing on acceptable terms, the extent to which we can increase our market share or expand our business through acquisitions may be limited.

Contingent obligations

The table below summarizes our contractual obligations and commercial commitments as of December 31, 2002:

Payments due by period		On	Less than	1 - 3	4 - 5	After
(in thousands)	Total	demand	1 year	years	years	5 years

Long-term debt and capital lease obligations	$72,038	$—	$3,029	$57,205	$4,042	$7,762
Operating lease obligations	55,169	—	9,876	24,386	11,163	9,744
Executive share purchase plan loans	1,006	—	—	—	351	655

Total	$128,213	$—	$12,905	$81,591	$15,556	$18,161

As of December 31, 2002, we have an obligation to issue approximately $1.2 million of additional stock options related to our executive management bonuses.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 31

Acquisitions

Contingent consideration may be payable in connection with the acquisition of Flanagan as follows:

Contingent
	Contingent	consideration
	Consideration	Target
Year	(000’s)	criteria

2002	38 shares	Revenue
2002	38 shares	Profitability
2003	88 shares	Revenue
2003	37 shares	Profitability

The 2002 contingent consideration has not been earned, however the former owners of Flanagan will still be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

In connection with our acquisition of C.S. Nenner Insurance Agency, Inc. (Nenner) the former owners of this company are entitled to contingent consideration based upon the acquired operations achieving profitability targets over a period of three years from the date of acquisition. As of December 31, 2002, we estimate the total contingent payment for Nenner to be approximately $4,500 of which 90% is payable in cash and 10% is payable in common shares.

As of December 31, 2002, we had not recorded any liabilities or the related adjustment to goodwill as it related to unpaid contingent consideration for acquisitions. In addition, diluted shares outstanding have not been increased for any contingent consideration that is payable in common shares.

Other

In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans previously received by certain of our officers, directors and employees from a Canadian chartered bank totaling $5,077 and $5,542 as of December 31, 2002 and December 31, 2001, respectively, to assist in purchasing common shares. As collateral, the employees have pledged 602 and 669 common shares as of December 31, 2002 and December 31, 2001, respectively, which have a market value of $7,677 and $6,389 as of December 31, 2002 and December 31, 2001, respectively. Interest on the loans in the amount of $264, $377, and $397 for the years ended December 31, 2002, 2001 and 2000, respectively, was paid by us and is included in compensation expense.

We have committed to award, under our equity incentive plan, an aggregate of 266 restricted shares that will be paid for by the participants with loans either from the Company or from a bank (guaranteed by us). In addition, we have committed to award an aggregate of 471 restricted share units that are exercisable for common shares, without payment of cash consideration. As of December 31, 2002 no restricted shares or restricted share units had been awarded or issued. See note 12 to our audited consolidated financial statements.

In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or our results of operations.

Shareholders’ equity

Share repurchases. For the year ended December 31, 2002, no common shares were repurchased by us.

Shares reserved for issuance. As of December 31, 2002, 2.1 million common shares were reserved for issuance under our equity incentive plan.

Shareholders’ equity increased by $149.0 million, or 110%, to $284.3 million as of December 31, 2002 from $135.3 million as of December 31, 2001. This increase resulted from net earnings of $29.4 million, an increase in

32 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

share capital of $90.6 million related to the U.S. initial public offering, an increase in contributed surplus of $1.2 million related primarily to non-cash stock option expense, an increase in share capital of $7.4 million related to shares issued in acquisitions, an increase in share capital of $11.8 million related to the release of the Burnham put option liability and an increase in contingently issuable shares of $13.7 million related to the Burnham contingent consideration earned as at December 31, 2002. The increase in shareholders’ equity was offset by the payment of dividends of $4.5 million and a decrease in the cumulative translation account of $0.6 million.

Shareholders’ equity increased by $23.1 million or 21% to $135.3 million as of December 31, 2001 from $112.2 million as of December 31, 2000. This increase resulted from net earnings of $10.0 million, an increase in the cumulative translation account of $2.6 million and an increase in share capital of $14.1 million primarily related to issuance of our common shares in connection with acquisitions. The increase in shareholders’ equity was offset by the payment of dividends of $3.6 million.

Market risk

Interest rate risk

We are exposed to interest rate risk in connection with our credit facilities. We had approximately $50.0 million of floating rate bank debt outstanding at December 31, 2002. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt as of December 31, 2002 will result in a $0.3 million decrease in our net earnings.

Exchange rate sensitivity

We report our revenue in U.S. dollars. Our Canadian operations earn revenue and incur expenses in Canadian dollars. Given our significant Canadian dollar revenue, we are sensitive to the fluctuations in the value of the Canadian dollar and are therefore exposed to foreign currency exchange risk. Foreign currency exchange risk is the potential for loss in revenue and net income as a result of a decline in the U.S. dollar value of Canadian dollar revenue due to a decline in the value of the Canadian dollar compared to the U.S. dollar.

The Canadian dollar is subject to volatility and has experienced a significant decline in its value compared to the U.S. dollar in recent years. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, cumulative translation account and net earnings for the years ended December 31, 2002, 2001 and 2000.

(in thousands of U.S. dollars, except percentages)	2002		2001		2000

Revenue	+/-$	1,354	+/-$	1,254	+/-$	1,187
Net earnings	+- $	233	+/-$	146	+/-$	102
Cumulative translation account	+/-$	120	+/-$	729	+/-$	33

The increasing proportion of our revenue derived from our U.S. Operations and earned in U.S. dollars has, in part, offset the potential risk of a decline in the Canadian dollar. We expect that the proportion of revenue earned in U.S. dollars will continue to increase, further mitigating our foreign currency exchange sensitivity. We have not entered into, and do not intend to enter into, foreign currency forward exchange agreements.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 33

Goodwill and other intangible assets

Intangible assets arising from acquisitions consist of the following:

(in thousands of U.S. dollars)	2002	2001

Customer relationships	$41,762	$21,720
Non-competition covenants	2,298	1,839
Trademarks	2,587	2,587
Goodwill	296,716	235,670
Accumulated amortization	(17,472)	(15,637)

Total	$325,891	$246,179

The amounts allocated to client relationships were determined by a discounting of the expected future net cash flows from commissions with consideration given to remaining economic lives, renewals, and associated expenses. Non-competition covenants value were determined using an income approach with consideration given to economic benefits associated with having the covenants in place versus damages that would ensue absent the agreements; and in the case of trademarks, a cash flow royalty savings approach addressing the economic benefits of the trademarks to the Company was used. The balance of the excess purchase price is allocated to goodwill.

Customer relationships are amortized on a straight-line basis over their periods of duration, normally fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants and trademarks are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment under the new accounting standards as discussed under “— Effects of new accounting pronouncements. When an employee leaves the Company, the non-competition covenant becomes effective and the value assigned is then amortized over the life of covenant.” We have historically amortized goodwill primarily over a period of forty years. Under the new accounting standards, goodwill is not amortized and is evaluated annually for impairment. For the past three years ended December 31, 2002, our amortization has been comprised of the following:

(in thousands of U.S. dollars)	2002	2001	2000

Customer relationships	$1,627	$759	$—
Non-competition covenants	44	56	—
Goodwill	—	4,125	3,260

Total	$1,671	$4,940	$3,260

We estimate that our amortization charges for intangible assets from 2003 through 2007 for all acquisitions consummated to date will be:

Year ended December 31,
(in thousands of U.S. dollars)	2003	2004	2005	2006	2007

Customer relationships	$2,966	$2,966	$2,966	$2,966	$2,966
Non-competition covenants	56	2	—	—	—

Total	$3,022	$2,968	$2,966	$2,966	$2,966

34 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Related party transactions

The Company had transactions with and recorded revenue from the following related parties:

	2002	2001	2000

Lombard General Insurance Company of Canada	$11,854	$9,261	$7,543
Commonwealth Insurance Company	577	374	319
Federated Insurance Company of Canada	56	38	10
Markel Insurance Company of Canada	320	88	74
Crum & Forster Insurance	911	804	314
TIG Specialty Insurance	590	235	5
Fairfax Inc.	7,708	—	—

	$22,016	$10,800	$8,265

As of December 31, 2002 and 2001, the Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $2,104 and $12,180, for 2002, respectively, and $666 and $7,494 for 2001, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax, which owns approximately 27% of the Company’s common shares as of December 31, 2002.

As of December 31, 2002 and 2001, long-term debt related to put options of $5,940 and $17,274, respectively, and subordinated convertible debentures of $35,000 at the end of both years, are due to related parties.

During 2002, 2001 and 2000, the Company incurred expenses related to rental of premises from related parties in the amount of $1,691, $1,373 and $993, respectively. At December 31, 2002 and 2001, the Company also had accounts receivable due from related parties in the amount of $3,256 and $4,586, respectively, of which the majority were loans to employees to enable them to purchase shares of the Company.

Off-Balance Sheet Transactions

We have no material off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting polices are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts and policies, our observance of trends in the insurance industry, information provided by our clients and information provided by outside sources, as appropriate. Our critical accounting policies include the recognition of commission income, the allocation of the purchase price of an acquisition, the measurement of goodwill and other intangibles, the valuation of put options granted on our common shares and the valuation of stock-based compensation. These policies are discussed below.

Recognition of Commission Income

We recognize commission income and fees as of the effective date of our client’s policy unless information is not available relating to the determination of their policy premiums, in which case we recognize commission income and fees related to that policy when that information becomes available and the revenue can be reasonably determined. We maintain an allowance for estimated policy cancellations and commission returns based upon the application of historical policy cancellation and commission return rates to the current year revenue, adjusted for any known deviations. The allowance for estimated policy cancellations is based on our management’s judgment, and is regularly evaluated by management by taking into consideration factors such as changes in the nature and volume of policies; trends in actual and forecasted policy cancellations; and current economic conditions that may affect the likelihood of

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 35

client policy changes or cancellations. If our actual policy cancellation rates are significantly different from our historical policy cancellation rates, and those changes have not been adjusted for in the allowance, our actual commission income may be significantly different from what we estimated.

Allocation of the Purchase Price of an Acquisition

The acquisition of new brokerages is a fundamental component of our strategy. When we acquire a business, the cost of the purchase is allocated to all of the assets acquired and liabilities assumed based on their fair values. Any excess of the cost of purchase over the net of the allocated amounts is recognized as goodwill. For significant acquisitions, we engage qualified independent valuators to assist us in conducting asset valuations.

The fair value of assets, including intangible assets, and liabilities may be determined using a number of valuation methods including net realizable values, market prices and discounted cash flows. The use of assumptions and estimates is inherent in each of these valuation methods. Valuation methods and their underlying assumptions and estimates are based on management’s judgment. The use of different judgments, estimates, or assumptions could produce different allocations of the purchase price and, as a result, different results of operations.

Goodwill and Other Intangible Assets

Intangible assets primarily represent goodwill, associated with our acquisitions. Goodwill represents the excess of the cost of purchase of acquired businesses over the fair market value of their identifiable net assets. The fair value of our subsidiary brokerages has been increasing primarily due to recent increases in premium rates and organic growth as previously discussed which has generally increased the commission earned by us.

Effective January 1, 2002, we adopted Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3062 and the U.S. Financial Accounting Standards Board SFAS No. 142, which change and conform the recognition, measurement and disclosure of “Goodwill and Other Intangible Assets” under Canadian and U.S. GAAP.

These new accounting standards require that we no longer amortize goodwill and intangible assets with indefinite useful lives. We test at least annually for impairment at the reporting unit level. We determine impairment by comparing the fair value of a reporting unit to its carrying value. The fair value of a reporting unit may be determined using a number of market valuation methods including quoted market prices, discounted cash flows and net realizable values. The use of assumptions and estimates is inherent in each of these valuation techniques. The valuation method and the underlying assumptions and estimates are based on management’s judgment. The use of different judgments, estimates and assumptions could produce different results in the application of the impairment tests and, as a result, significantly different results of operations.

The cost of definite lived intangible assets is amortized over the estimated remaining useful life of the assets. We regularly evaluate whether events or changes in circumstances indicate the carrying amount of intangibles, other than goodwill, may warrant revision or may not be recoverable. The estimation of the useful economic lives and the selection of estimates and assumptions used in conducting impairment tests require the exercise of judgment. The use of different judgments, estimates and assumptions could produce different results in the application of the impairment tests of the assets and, as a result, significantly different results of operations.

Put Options

As described in note 8 to our audited consolidated financial statements, we have granted put options on certain of our common shares which were issued to the former owners of brokerages we acquired in 2001. In preparing our financial statements in accordance with Canadian GAAP, the fair value of the put options has been classified as long-term debt until such time as the options are exercised or expire. Changes in the fair value of these options are recorded in earnings. The fair value of the put options is determined using the Black-Scholes valuation model, which requires underlying assumptions and estimates. In particular, management uses its judgment to determine the volatility of the underlying common shares and dividend yield. The fair value model is particularly sensitive to the changes in the price and price volatility of our common shares. The assumptions used are based on management’s

36 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

judgment and the use of different judgments, estimates, and assumptions may produce significantly different results of fair value of the options and, as a result, significantly different results of operations.

Stock-based compensation

During 2002, our shareholders approved an equity incentive plan and we granted stock options for 1.27 million common shares to employees. As of December 31, 2002, we have an obligation to issue approximately $1.2 million of additional stock options for 2002 executive management bonuses. We measure the fair value of stock options at the date of grant of the award and recognize this amount as compensation expense over the vesting period of the options. An alternative accounting treatment would be to follow the intrinsic value method for accounting for stock options.

We estimate the fair value of the stock options granted using the Black-Scholes valuation model, which requires us to make assumptions in relation to the expected term of the stock option, volatility in the price of the underlying common shares, interest rates and dividend yield. The fair value model is particularly sensitive to the changes in the price and price volatility of our common shares. The assumptions used are based on management’s judgment and the use of different judgments, estimates, and assumptions could produce significantly different results of fair value of the stock options and, as a result, significantly different results of operations.

Effects of recent accounting pronouncements

Goodwill and other intangible assets

Effective January 1, 2002, we concurrently adopted the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3062, “Goodwill and Other Intangible Assets” for reporting under Canadian GAAP and the Financial Accounting Standards Board’s SFAS No. 142, “Goodwill and Other Intangible Assets” for reporting under U.S. GAAP. Section 3062 was applicable for fiscal years commencing on or after January 1, 2002 and SFAS No. 142 was applicable for fiscal years beginning on or after December 31, 2001.

Both Section 3062 and SFAS No. 142 eliminate the amortization of goodwill, require annual impairment testing of goodwill and introduce the concept of definite and indefinite life intangible assets. Indefinite life intangible assets, similar to goodwill, will no longer be amortized and will be tested at least annually for impairment. Definite life intangible assets will be amortized over the estimated useful life of the asset.

In accordance with Section 3062 and SFAS No. 142, we completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2002 and January 1, 2003. Based on the testing performed, no impairment losses were incurred.

As required under Section 3062 and SFAS No. 142, no goodwill amortization expense was incurred for the year ended December 31, 2002. The following tables illustrate the effect that Section 3062 and SFAS No. 142 would have had on net earnings and per share information under Canadian and U.S. GAAP respectively for the years ended December 31, 2001 and 2000 if goodwill had not been amortized:

	December 31,

	2002	2001	2000

Reported net earnings — Canadian GAAP	$29,401	$10,005	$6,138
Add back: Goodwill amortization	—	3,996	2,820

Net earnings adjusted for goodwill	$29,401	$14,001	$8,958

Basic EPS — Reported	$1.27	$0.53	$0.34
Basic EPS — Adjusted for goodwill	$1.27	$0.74	$0.49
Diluted EPS — Reported	$1.06	$0.50	$0.34
Diluted EPS — Adjusted for goodwill	$1.06	$0.70	$0.49

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 37

	December 31,

	2002	2001	2000

Reported net earnings — U.S. GAAP	$26,351	$9,858	$6,543
Add back: Goodwill amortization	—	4,065	2,988

Net earnings adjusted for goodwill	$26,351	$13,923	$9,531

Basic EPS — Reported	$1.14	$0.52	$0.36
Basic EPS — Adjusted for goodwill	$1.14	$0.73	$0.52
Diluted EPS — Reported	$0.96	$0.49	$0.36
Diluted EPS — Adjusted for goodwill	$0.96	$0.69	$0.52

Accounting for the impairment or disposal of long-lived assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30).

SFAS No. 144 generally retains the basic accounting model for the identification and measurement of impairments to long-lived assets to be held, and long-lived assets to be disposed. SFAS No. 144 broadens the definition of “discontinued operations,” as previously defined by APB No. 30, but does not allow for the accrual of future operating losses, as was previously permitted under that standard. SFAS No. 144 also addresses several implementation and financial statement presentation issues not previously addressed under U.S. GAAP. SFAS No. 144 excludes from its scope financial accounting and reporting for the impairment of goodwill and other intangible assets.

Canadian GAAP has been harmonized with U.S. GAAP related to the provisions of SFAS No. 144, with the issuance of the CICA Accounting Standards Board Handbook Section 3063, “Impairment of Long-Lived Assets” in September 2002 and Section 3475, “Disposal of Long-Lived assets and Discontinued Operations” in January 2003.

We adopted SFAS No. 144 effective January 1, 2002 for our U.S. GAAP reporting. The transitional guidance of SFAS No. 144 generally permits long-lived assets classified as held for disposal as a result of disposal activities that were initiated prior to SFAS No. 144’s initial application to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, our investment in Old Lyme, which was classified as held for disposal at December 31, 2001, continued to be accounted for in accordance with Canadian and U.S. generally accepted accounting principles applicable at the date that the disposal activities were initiated until the sale on May 30, 2002. We do not anticipate that the provisions of Sections 3063 and 3475 will have a material impact on our financial position or results of operations as reported under Canadian GAAP.

Stock-Based Compensation and other Stock-based Payments

In November 2001, the CICA Accounting Standards Board issued Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”, effective for fiscal years beginning on or after January 1, 2002 for public enterprises. We issued stock-based compensation for the first time in 2002 and adopted Section 3870.

Section 3870 requires that stock-based payments to non-employees and direct awards of stock to employees and non-employees be accounted for using a fair value-based method of accounting and recommends that all other stock-based transactions with employees, including the granting of stock options, be accounted for in the same way. In accordance with this Section, we have incurred an expense of $1,078 in 2002 in relation to the stock options issued.

38 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Concurrent with the adoption of Section 3870 for its Canadian GAAP reporting, we adopted SFAS No. 123, “Accounting for Stock-based Compensation” for our reporting under U.S. GAAP. Accounting under SFAS No. 123 under U.S. GAAP is the same as Section 3870 under Canadian GAAP.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”.

Item 8.    Financial Statements and Supplementary Data

Index to notes to consolidated financial statements

Footnote	Description	Page

1	Nature of operations and recent significant transactions	45
2	Summary of significant accounting policies	46
3	Acquisitions	49
4	Accounts and other receivables	51
5	Property and equipment	52
6	Intangible assets	52
7	Accounts payable and accrued liabilities	54
8	Debt	54
9	Defined Contribution Plan	56
10	Commitments and contingencies	56
11	Shareholders’ equity	57
12	Equity Incentive Plan	57
13	Fair value of financial instruments	58
14	Income taxes	59
15	Interest and income taxes paid	59
16	Segmented information	60
17	Related party transactions	61
18	Reconciliation to U.S. GAAP	62
19	Quarterly data	68
20	Subsequent events	68

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 39

Report of the Independent Accountants to the Board of Directors and Shareholders of Hub International Limited:

We have audited the accompanying consolidated balance sheets of Hub International Limited and its subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of earnings, retained earnings (deficit) and cash flows for each of the years in the three year period ended December 31, 2002, all expressed in United States of America dollars. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada and in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hub International Limited and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in accordance with accounting principles generally accepted in Canada.

As discussed in Note 2 to the financial statements, the Company changed the method of accounting for goodwill and other intangible assets in 2002.

Chicago, Illinois

February 28, 2003

40 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Hub International Limited

Consolidated Balance Sheets

As of December 31, 2002 and 2001

(in thousands of U.S. dollars)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$40,642	$26,979
Trust cash	53,648	50,426
Accounts and other receivables	136,567	101,313
Investment held for sale	—	40,772
Income taxes receivable	2,153	1,460
Future income taxes	3,324	1,999
Prepaid expenses	1,587	2,471

Total current assets	237,921	225,420
Goodwill	281,727	220,848
Other intangible assets	44,164	25,331
Property and equipment	21,298	20,935
Future income taxes	3,715	2,671
Other assets	8,051	7,091

Total assets	$596,876	$502,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank debt	$—	$55,000
Accounts payable and accrued liabilities	187,034	164,094
Contingent consideration payable	8,423	—
Income taxes payable	1,198	—
Future income taxes	1,164	1,387
Current portion long-term debt and capital leases	3,029	4,169

Total current liabilities	200,848	224,650
Long-term debt and capital leases	69,009	76,159
Subordinated convertible debentures	35,000	61,624
Future income taxes	7,745	4,592

Total liabilities	312,602	367,025

Commitments and Contingencies
Shareholders’ equity
Share capital	235,197	125,506
Contingently issuable shares	13,743	—
Contributed surplus	1,234	—
Cumulative translation account	2,185	2,770
Retained earnings	31,915	6,995

Total shareholders’ equity	284,274	135,271

Total liabilities and shareholders’ equity	$596,876	$502,296

(the accompanying notes form an integral part of the financial statements)

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 41

Hub International Limited

Consolidated Statements of Earnings

For the years ended December 31, 2002, 2001 and 2000

(in thousands of U.S. dollars, except per share amounts)

	2002	2001	2000

Revenue
Commission income	$200,792	$143,063	$86,410
Contingent commissions and volume overrides	11,464	5,899	4,909
Other	7,704	5,031	3,921

	219,960	153,993	95,240

Expenses
Compensation	118,678	88,015	54,701
Selling, occupancy and administration	44,932	35,276	21,778
Depreciation	5,492	3,940	1,885
Interest expense	7,317	7,447	1,981
Goodwill and other intangible asset amortization	1,671	4,940	3,260
(Gain) loss on disposal of investment held for sale, property, equipment and other assets	(2,679)	(173)	127
(Gain) on put option liability	(186)	(719)	—
Non-cash stock option compensation	1,078	—	—

	176,303	138,726	83,732

Net earnings before income taxes	43,657	15,267	11,508

Provision for income tax expense
Current	12,851	4,967	4,907
Future	1,405	295	463

	14,256	5,262	5,370

Net earnings	$29,401	$10,005	$6,138

Earnings per share
Basic	$1.27	$0.53	$0.34
Diluted	$1.06	$0.50	$0.34
Weighted average shares outstanding — Basic (000’s)	23,181	19,012	18,327
Weighted average shares outstanding — Diluted (000’s)	30,199	20,105	18,327

(the accompanying notes form an integral part of the financial statements)

42 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Hub International Limited

Consolidated Statements of Retained Earnings (Deficit)

For the years ended December 31, 2002, 2001 and 2000

(in thousands of U.S. dollars)

	2002	2001	2000

Retained earnings (deficit) — Beginning of year	$6,995	$587	$(2,049)
Net earnings	29,401	10,005	6,138
Excess over stated value of shares purchased	—	—	(1,046)
Dividends	(4,481)	(3,597)	(2,456)

Retained earnings — End of year	$31,915	$6,995	$587

(the accompanying notes form an integral part of the financial statements)

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 43

Hub International Limited

Consolidated Statements of Cash Flows

For the years ended December 31, 2002, 2001 and 2000

(in thousands of U.S. dollars)

	2002	2001	2000

OPERATING ACTIVITIES
Net earnings	$29,401	$10,005	$6,138
Items not affecting working capital
Amortization and depreciation	7,163	8,880	5,145
(Gain) loss on disposal of investment held for sale, property, equipment and other assets	(2,679)	(173)	127
(Gain) on put option liability	(186)	(719)	—
Non-cash stock option compensation	1,078	—	—
Future income taxes	1,405	295	463
Non-cash working capital items
Trust cash	(3,222)	(38,070)	(1,889)
Accounts and other receivables	(26,665)	(5,511)	(2,330)
Prepaid expenses	1,287	(299)	(283)
Accounts payable and accrued liabilities	11,684	32,571	6,122
Income taxes	(202)	1,863	(2,575)

Net cash flows from operating activities	19,064	8,842	10,918

INVESTING ACTIVITIES
Property and equipment — purchases	(4,469)	(10,298)	(2,050)
Property and equipment — proceeds on sale	6	96	222
Proceeds from investment held for sale	43,521	—	—
Purchase of subsidiaries, net of cash received	(50,713)	(123,365)	(18,932)
Sale of subsidiaries	2,623	—	—
Other assets	684	(646)	2,777

Net cash flows used for investing activities	(8,348)	(134,213)	(17,983)

FINANCING ACTIVITIES
Bank debt	(55,000)	55,122	(16,425)
Long-term debt — advances	51,175	21,096	29,835
Subordinated convertible debentures — advances	—	61,624	—
Long-term debt and capital leases — repayments	(50,094)	(5,154)	(2,501)
Subordinated convertible debenture — repayment	(26,800)	—	—
Share capital — issued for cash, net of issue costs	88,147	3,621	—
Share capital — repurchases	—	(281)	(2,840)
Dividends	(4,481)	(3,597)	(2,456)

Net cash flows from financing activities	2,947	132,431	5,613

Change in cash and cash equivalents	13,663	7,060	(1,452)
Cash and cash equivalents — Beginning of year	26,979	19,919	21,371

Cash and cash equivalents — End of year	$40,642	$26,979	$19,919

(the accompanying notes form an integral part of the financial statements)

44 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

HUB International Limited

Notes to Consolidated Financial Statements

For the years ended December 31, 2002, 2001 and 2000

(in thousands, except per share amounts or as otherwise indicated)

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

Change in reporting currency

The Company’s consolidated financial statements historically have been expressed in Canadian dollars. Effective October 1, 2001, the Company adopted the U.S. dollar as its reporting currency. Comparative financial information has been restated in United States (U.S.) dollars using the translation of convenience method. Accordingly the financial results for the first nine months of the year ended December 31, 2001 and the entire year ended 2000, were converted from Canadian to U.S. dollars at the exchange rate in effect at September 30, 2001 of one Canadian dollar (C$) to 0.6338 U.S. dollar.

Sale of Old Lyme

Effective June 28, 2001, the Company acquired Kaye Group Inc. (Kaye). Kaye, primarily an insurance broker, also underwrote insurance risks through its subsidiaries Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively Old Lyme). The Company indicated prior to the effective date of the acquisition that it intended to find a purchaser for the Old Lyme operations as soon as possible after closing.

From the date of acquisition, the net assets and liabilities of Old Lyme were recorded at their original cost in the Company’s consolidated balance sheet as an investment held for sale. The net earnings of the Old Lyme operations from the date of acquisition in June 2001 were excluded from the Company’s consolidated statements of earnings. On December 31, 2001, the Company entered into a stock purchase agreement with Fairfax Inc. to sell all of the issued and outstanding shares of Old Lyme, pending regulatory approval. Fairfax Inc. is a subsidiary of Fairfax Financial Holdings Limited (Fairfax), which owns approximately 27% of the Company’s outstanding shares as of December 31, 2002. The sale of Old Lyme to Fairfax Inc. was completed on May 30, 2002. The agreed upon purchase price (which was considered to be fair market value) was Old Lyme’s December 31, 2001 shareholder’s equity of approximately $42.8 million determined in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), plus interest at four percent per annum from January 1, 2002 until May 30, 2002, resulting in total sale proceeds of approximately $43.5 million. The difference between the actual purchase price and the carrying amount of the investment held for sale was recorded as a gain on the sale of investment during the second quarter of 2002 in the amount of approximately $2.6 million. This gain increased annual basic earnings per share and diluted earnings per share by $0.11 and $0.09, respectively. This gain was not taxable. Approximately $36.5 million of the sale proceeds were used to repay bank debt. As a result of agreements entered into with Fairfax Inc. on the closing of the sale of Old Lyme, the Company is eligible to earn contingent commissions from Fairfax Inc. related to loss ratios on premium volume placed with Old Lyme.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 45

2.  Summary of significant accounting policies

These consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from U.S. GAAP and to the extent that they affect the Company, the differences are described in note 18 “Reconciliation to U.S. GAAP.” The more significant of the accounting policies are as follows:

Basis of presentation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

Foreign currency translation

The operations of the Company’s subsidiaries outside of the U.S. are self-sustaining. The assets and liabilities of these subsidiaries as at December 31, 2002 were translated to U.S. dollars at the year end exchange rate. Revenue and expenses for 2002, were translated to U.S. dollars at the average exchange rate for the period. Accordingly, the unrealized gains and losses which result from this translation are deferred and included in shareholders’ equity under the caption “Cumulative translation account.”

Revenue Recognition

Commission income and fees, (including commission income related to installment billing arrangements) are recognized as of the effective date of the policy unless information is not available relating to the determination of the client’s policy premiums, in which case commission income and fees related to that policy are recognized when that information becomes available and the revenue can be reasonably determined. Commission income is reported net of sub-broker commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns based upon applying historical policy cancellation and commission return rates to the current year revenue, adjusted for any known deviations. The Company is entitled to contingent commissions and volume overrides from insurance companies which are recorded in the earlier of the period in which amounts can be reasonably estimated or the period in which the amounts are received. Amounts related to contingent commissions and volume overrides can be reasonably estimated when information pertaining to the calculation, such as premium volumes, loss ratios and expenses, can be obtained from the insurance companies. Other revenue primarily includes investment income, policy service fees and income earned related to the financing of client premiums. Investment income is recorded when earned. Policy service fees are recorded on the effective date of the policy, at which time the service has been provided. Income earned related to the financing of client premiums is recorded when known.

Cash and cash equivalents

Cash and cash equivalents consist of cash, and highly-liquid investments having maturities of three months or less.

Concentration of credit risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash with banks in excess of federally insured limits and is exposed to the credit risk from this concentration of cash. The Company performs ongoing credit evaluations of its customers financial condition and generally requires no collateral. No single client accounted for more than ten percent of total client premiums nor more than ten percent of revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

Trust Cash

Premiums collected (less commissions and other deductions) but not yet remitted to insurance companies are included in trust cash. Trust cash is restricted as to use by contractual obligations and by laws in certain states and provinces in which the Company operates.

46 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded based on useful economic lives of the related assets which range from three to ten years, on a declining balance method or on a straight line basis. Leasehold improvements are amortized on the straight-line method over the term of the related lease. Upon sale or retirement, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in earnings.

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

Intangible assets other than goodwill which do not have indefinite lives are amortized over their useful lives. These intangible assets are subject to an annual impairment test comparing carrying values to net recoverable amounts.

In accordance with Section 3062, the Company completed its impairment testing on the balance of goodwill and intangible assets as of January 1, 2002 and January 1, 2003. Based on the testing performed, no impairment losses were incurred.

In accordance with Section 3062, no goodwill amortization expense was incurred for the year ended December 31, 2002. For the year ended December 31, 2001 and 2000, the Company incurred goodwill amortization expense of $4,125 and $3,260 before tax and approximately $3,996 and $2,820 after tax ($0.20 and $0.15 per diluted share), respectively.

The effect of the adoption of Section 3062 on net earnings and earnings per share for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000

Reported net earnings	$29,401	$10,005	$6,138
Add back: Goodwill amortization	—	3,996	2,820

Net earnings adjusted for goodwill	$29,401	$14,001	$8,958

Basic EPS — Reported	$1.27	$0.53	$0.34
Basic EPS — Adjusted for goodwill	$1.27	$0.74	$0.49
Diluted EPS — Reported	$1.06	$0.50	$0.34
Diluted EPS — Adjusted for goodwill	$1.06	$0.70	$0.49

Stock based compensation

The Company issued stock options for the first time in the second quarter of 2002. The Company’s accounting policy is to recognize the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests.

Future income taxes

Income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 47

difference based on the tax rates which are expected to be in effect when the asset or liability is settled. The benefit of loss carry forwards is recognized as an asset to the extent that it is more likely than not to be realized. The principal temporary differences are related to loss carry forwards, goodwill and other intangible asset amortization, IPO costs and reserves.

Estimates and assumptions

Preparation of the financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimated.

Earnings per share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Stock options under the equity incentive plan were not dilutive for the year ended December 31, 2002 and were not included in the calculation of diluted earnings per share as the exercise price of the options exceeds the average market price of the Company’s common shares for the period that the options were outstanding during the year. Earnings per common share have been calculated as follows:

	2002	2001	2000

Net earnings (numerator)	$29,401	$10,005	$6,138
Plus income effect of assumed conversions:
Interest on 8.5% subordinated convertible debentures (net of income tax)	2,520	—	—

Net earnings plus assumed conversions (numerator)	$31,921	$10,005	$6,138

Weighted average shares outstanding — basic (denominator)	23,181	19,012	18,327
Contingently issuable shares	307	—	—
Plus incremental shares from assumed conversions:
Put options	2,149	1,093	—
Retractable shares	49	—	—
8.5% subordinated convertible debentures	4,513	—	—

Weighted average shares outstanding —
Diluted (denominator)	30,199	20,105	18,327

Earnings per common share:
Basic	$1.27	$0.53	$0.34
Diluted	$1.06	$0.50	$0.34

Cash flow statement

During the fourth quarter 2002, the Company changed the presentation of its cash flow statement. Previously, the cash flow statement reported changes in cash and cash equivalents and trust cash. The new presentation reports changes in cash and cash equivalents only. The new basis of presentation conforms the Company’s cash flow statement presentation in its financial statements prepared in accordance with Canadian GAAP to the requirement of U.S. GAAP.

Written put options

The fair value of put options issued by the Company as consideration for businesses acquired is classified as long-term debt until such time as the option is exercised or expires. Changes in the fair value of these options are recorded in earnings.

48 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

3.  Acquisitions

The Company’s strategic business plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Insurance brokerages, due to their nature, typically maintain a very low capital to earnings ratio. As a result, the Company recorded a substantial amount of goodwill and other intangible assets in connection with these acquisitions.

The Company typically pays a portion of the consideration for an acquired brokerage in cash. Consideration for the remainder of the purchase price is normally in the form of the Company’s common shares based on the fair market value of the Company’s common shares as traded on the NYSE or TSX, and is defined and calculated pursuant to the acquisition agreement.

(a)	During 2002, the Company purchased all of the issued and outstanding shares of Hooper Hayes & Associates, Inc. (Hooper Hayes), and Fifth Third Insurance Services, Inc. renamed Hub International of Indiana Limited (Hub Indiana), as well as outstanding shares or net assets of 6 other brokerages, all of which were acquired using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

In accordance with the purchase agreement, the former owners of Burnham, are entitled to additional consideration based upon certain acquired operations of Burnham achieving 2002 profitability targets. The additional consideration to be issued is a multiple of the final adjusted profitability as of December 31, 2002 for those operations. The total additional consideration is $22,166 of which $8,423 is cash and the remainder of $13,743 will be repaid by issuing 1,228 common shares of the Company. As of December 31, 2002, the Company has accrued the cash portion of the contingent consideration and the share portion of the contingent consideration has been recorded as “contingently issuable shares” and included in shareholders’ equity. As part of the negotiations of the contingent consideration, the former owners of Burnham have agreed to relinquish their rights to put options on all of the 1,423 common shares previously issued as part of the 2001 acquisition, as well as on shares issued as contingent consideration in exchange for release from escrow provisions on those same shares. The total additional consideration of $22,794 is shown as an addition to goodwill and customer relationships in the table below. The Company expects to issue the common shares in March 2003.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 49

			Burnham
	Hooper		Contingent
	Hayes	Hub Indiana	Consideration	Other	Total

Acquisition Date	Nov. 1, 2002	Dec. 31, 2002	Dec. 31, 2002	Various
Working capital	$(1,141)	$(289)	$(628)	$1,180	$(878)
Capital and other assets	69	1,312	—	108	1,489

Net assets (liabilities) at fair value	$(1,072)	$1,023	$(628)	$1,288	$611

Consideration
Cash	$1,514	$37,250	$—	$12,899	51,663
Debt	—	122	8,423	2,365	10,910
Contingently issuable shares	—	—	13,743	—	13,743
Shares	7,115	—	—	344	7,459

	$8,629	$37,372	$22,166	$15,608	$83,775

Goodwill	$6,209	$24,622	$21,096	$10,704	$62,631
Customer relationships	3,265	11,727	1,698	3,384	20,074
Non-competition covenants	227	—	—	232	459

	$9,701	$36,349	$22,794	$14,320	$83,164

Number of shares issued as consideration (000’s)	449	—	—	24	473

Number of shares issued as contingently issuable consideration (000’s)	—	—	1,228	—	1,228

Of the goodwill acquired, $30,522 is deductible for tax purposes.

(b)	During 2001, the Company purchased all of the issued and outstanding shares of Kaye, Burnham Stewart Group, Inc. (Burnham) and J.P. Flanagan Corporation (Flanagan), as well as the outstanding shares or net assets of 13 other brokerages, all of which were acquired using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

50 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

The allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages are summarized as follows:

	Kaye	Burnham	Flanagan	Others	Total

Acquisition Date	June 28, 2001	July 1, 2001	May 31, 2001	Various
Working capital	$43,141	$3,002	$(703)	$(216)	$45,224
Capital and other assets	7,413	1,580	79	(244)	8,828
Long-term debt and capital leases assumed	(1,449)	(8,200)	(1,339)	(70)	(11,058)

Net assets (liabilities), at fair value	$49,105	$(3,618)	$(1,963)	$(530)	$42,994

Consideration
Cash	$125,131	$11,533	$776	$3,950	$141,390
Debt	—	12,435	7,210	1,760	21,405
Shares	—	6,191	1,821	557	8,569

	$125,131	$30,159	$9,807	$6,267	$171,364

Goodwill	$59,816	$27,269	$8,838	$6,001	$101,924
Customer relationships	12,992	5,690	2,242	796	21,720
Trademarks	1,714	623	250	—	2,587
Non-competition covenants	1,204	195	440	—	1,839

	$75,726	$33,777	$11,770	$6,797	$128,070

Number of shares issued as consideration (000’s)	—	1,743	730	51	2,524

The consideration shown in the table immediately above, does not reflect the Burnham contingent consideration which has been accrued at December 31, 2002.

Contingent Consideration

In addition to the consideration shown above, the previous owners of Flanagan and Nenner are entitled to contingent consideration if certain revenue and profitability targets are met. Purchase price allocations for Flanagan are subject to adjustment for future consideration issued. See note 10 “Commitments and contingencies.”

4.  Accounts and other receivables

Accounts and other receivables consist of the following:

	December 31,

	2002	2001

Client premiums receivable	$110,688	$80,488
Commissions receivable	22,265	18,214
Less: Allowance for doubtful accounts	(714)	(815)
Less: Allowance for policy cancellations	(875)	(612)

	131,364	97,275
Other receivables	5,203	4,038

	$136,567	$101,313

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 51

Allowance for doubtful accounts:

	2002	2001	2000

Balance, January 1	$815	$502	$309
Charged to net earnings before income taxes	233	305	120
Deductions of amounts previously charged to the provision	(335)	(247)	(94)
Acquired through acquisitions	1	255	167

Balance, December 31	$714	$815	$502

Losses relating to the non-collection of client premium receivables, may be mitigated by cancellation of the underlying insurance policy.

5.  Property and equipment

	2002			2001

		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Leasehold improvements	$9,749	$(2,015)	$7,734	$8,417
Office equipment	12,190	(5,939)	6,251	6,487
Computer equipment	17,530	(10,217)	7,313	6,031

	$39,469	$(18,171)	$21,298	$20,935

Aggregate accumulated depreciation as at December 31, 2001 was $13,868.

Included in computer equipment is computer software with a net book value of $2,641 and $1,939 at December 31, 2002 and 2001, respectively. Depreciation expense of $1,087, $621 and $182 was charged against these assets for the year ended December 31, 2002, 2001 and 2000.

During 2002 and 2001, property and equipment were acquired at an aggregate cost of $4,494 and $11,534 respectively, of which $25 and $1,236, respectively, were acquired by means of capital leases.

The cost above reflects certain property and equipment held under capital leases of which the remaining liability at December 31, 2002 and 2001 was $993 and $1,470, respectively.

6. Intangible assets

As of December 31, 2002 and 2001 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of December 31, 2002			As of December 31, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	amortization	Total	Amount	amortization	Total

Definite life intangible assets:
Customer relationships	$41,762	$2,383	$39,379	$21,720	$759	$20,961
Indefinite life intangible assets:
Non-competition covenants	2,298	100	2,198	1,839	56	1,783
Trademarks	2,587	—	2,587	2,587	—	2,587

Total	$46,647	$2,483	$44,164	$26,146	$815	$25,331

52 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Additions during 2002 and 2001 were as follows:

	2002	2001

Definite life intangible assets:
Customer relationships	$20,074	$21,720
Indefinite life intangible assets:
Non-competition covenants	459	1,839
Trademarks	—	2,587

Total	$20,533	$26,146

The Company is unable to estimate the useful life of non-competition covenants and trademarks. These indefinite life intangible assets will be reviewed annually for impairment. Once a non-competition covenant is triggered, following the employee leaving the Company, the Company’s policy is to amortize the related intangible asset over the period of the remaining contractual obligation.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2000	$75,647	$42,097	$117,744
Goodwill acquired during 2001	1,811	100,113	101,924
Amortization of goodwill during 2001	(2,292)	(1,833)	(4,125)
Cumulative translation adjustment	(884)	6,189	5,305

Balance as of December 31, 2001	74,282	146,566	220,848
Goodwill acquired during 2002, net of disposals	287	59,760	60,047
Cumulative translation adjustment	832	—	832

Balance as of December 31, 2002.	$75,401	$206,326	$281,727

For the years ended December 31, 2002, 2001 and 2000, amortization has been comprised of the following:

	2002	2001	2000

Customer relationships	$1,627	$759	$—
Non-competition covenants	44	56	—
Goodwill	—	4,125	3,260

Total	$1,671	$4,940	$3,260

We estimate that our amortization charges for 2003 through 2007 for all acquisitions consummated to date will be:

	2003	2004	2005	2006	2007

Year ended December 31,
Customer relationships	$2,966	$2,966	$2,966	$2,966	$2,966
Non-competition covenants	56	2	—	—	—

Total	$3,022	$2,968	$2,966	$2,966	$2,966

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 53

7.  Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,	December 31,
	2002	2001

Insurance premiums payable	$150,641	$122,668
Accrued liabilities	36,393	41,426

	$187,034	$164,094

8.  Debt

Long-term debt and capital leases

	December 31,	December 31,
	2002	2001

Revolving U.S. Dollar LIBOR loans	$50,000	$49,454
Put options	5,940	17,274
Term loan, interest only at 10%, due February 2007(1)	7,500	—
Term loan with interest at prime plus 3/4%, repayable at $23 monthly, due August 2005*	587	849
Term loan with interest at 9%, repayable at $46 monthly, due October 2005*	1,133	1,533
Note payable with interest at 5.92%, repayable at $272 annually, due November 2005	735	953
Term loan with interest at 8%, repayable at $18 monthly, due July 2010	1,238	1,353
Other term loans	—	4,773
Various other unsecured notes payable and debt	3,912	2,669
Capital leases*	993	1,470

Long-term debt and capital leases	72,038	80,328
Less current portion	(3,029)	(4,169)

	$69,009	$76,159

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ending December 31,
2003	$3,029
2004	2,123
2005	1,514
2006	53,568
2007	3,872
2008 and thereafter	7,932

$72,038

(1)	This term loan is from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduce the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement both the annual interest payments as well as the principal payment can be reduced to zero. Credits were earned for 2002 which reduced interest payments to zero from $229.

*	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance at December 31, 2002 and December 31, 2001, respectively.

54 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Revolving U.S. dollar LIBOR loans

Borrowings under this $50 million facility totaled $50.0 million and $49.5 million at December 31, 2002 and December 31, 2001, respectively, and are accessed at a floating rate of 112.5 basis points above LIBOR, which was 1.42% and 2.09% at December 31, 2002 and 2001, respectively. This facility expires on June 20, 2003 and requires the Company to maintain certain financial ratios. The Company intends to extend the facility for a further period of one year; however, if the revolving period is not extended, any amounts outstanding will automatically convert into a three-year term loan at a fixed interest rate equal to the Canadian dollar interest swap rate quoted by the lender plus 1.375%. At December 31, 2002, no amounts under this facility remained available to be drawn by the Company. The Company was in compliance with all financial covenants governing this facility as of December 31, 2002 and 2001.

Demand U.S. dollar base rate loan

Borrowings under this $7.6 million facility totaled $NIL and $7.0 million at December 31, 2002 and 2001 respectively, and are accessed at the bank’s U.S. base rate which was 4.75% and 6.25% at December 31, 2002 and 2001 respectively. Payment is due on demand.

Put Options

As discussed in note 3(a), the former owners of Burnham have relinquished their right to put options on 1,423 common shares of the Company. Accordingly, an amount of $11,768 previously classified as long-term debt has been reclassed as share capital (see note 11).

Long-term debt at December 31, 2002, includes the estimated value of the financial liability of $5,940 relating to put options on 730 common shares, exercisable at a price of C$17.00 per share, issued to former owners of Flanagan who are officers and employees of the Company. The put options are exercisable as follows:

Shares
Exercise Date	(000’s)

May 31, 2006	365
May 31, 2007	73
May 31, 2011	292

730

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

The third-party note was fully repaid with the proceeds of the U.S. IPO on June 28, 2002. As of December 31, 2002, the $35 million Fairfax notes remain outstanding.

The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 35% of the total outstanding common shares as of December 31, 2002.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 55

9.  Defined Contribution Plan

Substantially all officers and employees of the Company in the United States are entitled to participate in a qualified retirement savings plan (defined contribution plan). The cost to the Company was $1,425, $648 and $135 for 2002, 2001 and 2000 respectively.

10. Commitments and contingencies

(a)	The Company is committed under lease agreements for office premises and computer equipment. At December 31, 2002, aggregate minimum rental commitments (net of expected sub-lease receipts) under operating leases of $55,169 are summarized as follows:

2003	$9,876
2004	$9,310
2005	$8,041
2006	$7,035
2007	$6,129
2008 and thereafter	$14,778

Rent expense for the year ended December 31, 2002, 2001, and 2000 amounted to $9,684, $7,665 and $5,756, respectively, net of sublease rental income of $737, $620 and $240, respectively.

(b)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $5,077 and $5,542 as of December 31, 2002 and 2001 respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 602 and 669 common shares as of December 31, 2002 and 2001, respectively, which have a market value of $7,677 and $6,389 as of December 31, 2002 and 2001, respectively. Interest on the loans in the amount of $264, $377 and $397 for the years ended December 31, 2002, 2001 and 2000, respectively, was paid by the Company and is included in compensation expense.

(c)	The Company has committed to award, under the Company’s equity incentive plan, an aggregate of 266 restricted shares that will be paid for by the participants with loans either from the Company or from a bank (guaranteed by the Company). In addition, the Company has committed to award an aggregate of 471 restricted share units that are exercisable for common shares, without payment of cash consideration. As of December 31, 2002, no restricted shares or restricted share units had been awarded or issued.

(d)	Contingent consideration may be payable in connection with the acquisition of Flanagan as follows:

Contingent
	Contingent	Consideration
	Consideration	Target
Year	(000’s)	criteria

2002	38 shares	Revenue
2002	38 shares	Profitability
2003	88 shares	Revenue
2003	37 shares	Profitability

The 2002 contingent consideration has not been earned, however the former owners of Flanagan will still be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

In connection with our acquisition of C.S. Nenner Insurance Agency, Inc. (Nenner) the former owners of this company are entitled to contingent consideration based upon the acquired operations achieving profitability targets over a period of three years from the date of acquisition. As of December 31, 2002, we estimate the total contingent payment for Nenner to be approximately $4,500 of which 90% is payable in cash and 10% is payable in common shares.

56 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

(e)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

11. Shareholders’ equity

Share capital

At December 31, 2002 and 2001, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At December 31, 2002 and 2001, there were an unlimited number of common shares authorized, of which 29,025 and 21,656 were issued and outstanding as at December 31, 2002 and December 31, 2001 respectively.

	Common shares
	Outstanding

	(000’s)	Amount

Balance, December 31, 1999	18,308	$108,342
Repurchase	(288)	(1,794)
Purchase of subsidiaries	508	4,882

Balance, December 31, 2000	18,528	111,430
Issued for cash	440	3,621
Issued for executive stock purchase plan (net of repurchases)	164	1,886
Purchase of subsidiaries	2,474	8,091
Issuable for contingent consideration	50	478

Balance, December 31, 2001	21,656	125,506
Issued — U.S. IPO	6,900	90,616
Issued for executive stock purchase plan (net of repurchases)	(4)	(152)
Release of put option liability	—	11,768
Purchase of subsidiaries	473	7,459

Balance, December 31, 2002	29,025	$235,197

Cumulative translation account

	2002	2001	2000

Balance at January 1	$2,770	$195	$(831)
Translation of self-sustaining foreign operations	(269)	9,479	1,335
Translation of debt financing of self-sustaining foreign operations	(316)	(6,904)	(309)

Balance at December 31	$2,185	$2,770	$195

Contributed surplus

Contributed surplus at December 31, 2002 of $1,234 is primarily comprised of $1,078 related to non-cash stock option compensation, incurred for the first time in 2002.

12. Equity Incentive Plan

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

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 57

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

Restricted share units are exercisable for common shares, without payment of cash consideration. Common shares derived from restricted share units will be subject to transfer restrictions that will cease to apply with respect to 50% of the shares after five years and the balance of the shares after ten years of continuous employment. As of December 31, 2002, no restricted shares or restricted share units have been awarded or issued.

On June 17, 2002 the Company granted options exercisable for 1,270 common shares at an exercise price of $15.67 per share, the U.S. dollar equivalent of the closing price of the Company’s common shares on the TSX on that date. The maximum option term is seven years, and the options vest as to one-third per year over three years of continuous employment. No options were exercised or forfeited and none expired from the date of grant through December 31, 2002. Accordingly, at December 31, 2002, 1,270 options were outstanding at a weighted average exercise price of $15.67. The remaining average contract life of the options at December 31, 2002 was 6.45 years. None of the options are exercisable at December 31, 2002.

The aggregate fair value of options granted of $5,995 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 1.15%, (ii) expected volatility range of 30%, (iii) risk-free interest rate of 4.14% and (iv) expected life of five years. The fair value of the options granted is being recognized as an expense over the vesting period. For the year ended December 31, 2002, non-cash stock option compensation of $1,078 was expensed with an offsetting credit to contributed surplus.

13. Fair value of financial instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities at December 31, 2002 and 2001, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s variable rate debt at December 31, 2002, of $50,587 approximates fair market value.

In connection with the acquisition of Kaye, the Company issued the following subordinated convertible debentures:

—	8.5% subordinated convertible debenture due June 28, 2006 with a carrying amount and aggregate principal of $28.2 million. This debenture was fully repaid with the proceeds of the U.S. IPO on June 28, 2002.

—	8.5% subordinated convertible debentures due June 28, 2007 with a carrying amount and aggregate principal of $35.0 million. These debentures remain outstanding at December 31, 2002.

The Company believes it is not practicable to estimate the fair value of its subordinated convertible debentures due to the conversion features.

The carrying values of put options and other long-term debt approximate fair values.

58 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

14. Income taxes

The provision for income tax expense differs from the result that would have been obtained by applying the combined Canadian statutory federal and provincial income tax rate of 38.6% for 2002, 41.7% for 2001 and 44.0% for 2000, as follows:

	2002	2001	2000

Provision for tax at statutory rates	$16,852	$6,366	$5,058
Non-taxable gain on sale of Old Lyme	(1,009)	—	—
Income earned outside Canada	(2,036)	(3,170)	(1,148)
Non-deductible amortization of goodwill	—	1,579	994
Other	449	487	466

Provision for tax	$14,256	$5,262	$5,370

The components of the future tax assets and liabilities at December 31, 2002 and 2001, were as follows:

	2002	2001

Future income tax assets
Loss carryforwards	$2,235	$1,886
IPO Costs	2,182	—
Non-deductible book reserves	1,767	1,602
Stock options and deferred compensation	285	879
Other	570	303

Total future income tax assets	7,039	4,670
Less: current portion future income tax assets	(3,324)	(1,999)

Future income tax assets	$3,715	$2,671

Future income tax liabilities
Goodwill and other intangible asset amortization	$6,261	$3,663
Other accrual adjustments	1,012	1,309
Property and equipment depreciation	391	169
Other	1,245	838

Total future income tax liabilities	8,909	5,979
Less: current portion future income tax liabilities	(1,164)	(1,387)

Future income tax liabilities	$7,745	$4,592

The Company has Canadian net operating loss carryforwards of $4,737 at December 31, 2002 that expire 2007 through 2009 resulting in a future tax asset of $1,714. In addition, the Company has various state and local net operating loss carryforwards in the U.S. of approximately $9,792 relating primarily to acquisitions, which expire 2004 through 2022 resulting in a future tax asset of $749 before valuation allowance. Such net operating losses are currently available to offset certain future state and local taxable income. As a result of an ownership change, there are annual limitations imposed upon the utilization of some of these losses and, accordingly, a valuation allowance in the amount of approximately $228 has been established where we do not believe the net operating losses will be realized.

15. Interest and income taxes paid

Interest and income taxes paid for the years ending December 31 were:

	2002	2001	2000

Interest paid	$7,714	$6,818	$2,606
Income taxes paid	$13,141	$3,444	$7,528

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 59

16. Segmented information

The Company is an international insurance brokerage, which provides a variety of property, casualty, life and health, employee benefits, investment and risk management products and services. In addition to its Corporate Operations, the Company has identified two operating segments within its insurance brokerage business; Canadian Operations and U.S. Operations. Corporate Operations consist primarily of investment income, unallocated administrative costs, interest expense and the income tax expense or benefit which is not allocated to the Company’s operating segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends. Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment for 2002, 2001 and 2000 is as follows:

	2002			2001

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$85,761	$134,249	$220,010	$78,488	$75,458	$153,946
Corporate	19,758	54,183	73,941	16,960	237	17,197
Elimination of intra-segment revenue	(19,708)	(54,283)	(73,991)	(16,884)	(266)	(17,150)

	$85,811	$134,149	$219,960	$78,564	$75,429	$153,993

Net earnings before income taxes
Brokerage	$10,688	$38,229	$48,917	$6,625	$13,200	$19,825
Corporate	8,879	(14,139)	(5,260)	6,126	(10,684)	(4,558)

	$19,567	$24,090	$43,657	$12,751	$2,516	$15,267

Income taxes — current
Brokerage	$4,472	$11,871	$16,343	$4,044	$4,929	$8,973
Corporate	778	(4,270)	(3,492)	320	(4,326)	(4,006)

	$5,250	$7,601	$12,851	$4,364	$603	$4,967

Income taxes — future
Brokerage	$(408)	$2,280	$1,872	$(134)	$864	$730
Corporate	(18)	(449)	(467)	(642)	207	(435)

	$(426)	$1,831	$1,405	$(776)	$1,071	$295

Net earnings
Brokerage	$6,624	$24,078	$30,702	$2,715	$7,407	$10,122
Corporate	8,119	(9,420)	(1,301)	6,448	(6,565)	(117)

	$14,743	$14,658	$29,401	$9,163	$842	$10,005

Identifiable assets
Brokerage	$132,142	$412,379	$544,521	$109,896	$319,989	$429,885
Investment held for sale	—	—	—	—	40,772	40,772
Corporate	28,920	23,435	52,355	28,212	3,427	31,639

	$161,062	$435,814	$596,876	$138,108	$364,188	$502,296

Amortization of goodwill and intangible assets	$36	$1,635	$1,671	$2,316	$2,624	$4,940
Additions to property and equipment	$2,370	$2,124	$4,494	$1,624	$9,910	$11,534
Depreciation	$1,823	$3,669	$5,492	$1,755	$2,185	$3,940
Interest income	$683	$1,070	$1,753	$805	$1,188	$1,993
Interest expense	$6,416	$901	$7,317	$6,337	$1,110	$7,447

60 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

	2000

	Canada	U.S.	Consolidated

Revenue
Brokerage	$74,710	$19,864	$94,574
Corporate	7,953	5,142	13,095
Elimination of intra-segment revenue	(7,427)	(5,002)	(12,429)

	$75,236	$20,004	$95,240

Net earnings (loss) before income taxes
Brokerage	$8,017	$3,242	$11,259
Corporate	3,771	(3,522)	249

	$11,788	$(280)	$11,508

Income taxes — current
Brokerage	$5,009	$(444)	$4,565
Corporate	342	—	342

	$5,351	$(444)	$4,907

Income taxes — future
Brokerage	$(79)	$1,783	$1,704
Corporate	70	(1,311)	(1,241)

	$(9)	$472	$463

Net earnings (loss)
Brokerage	$3,087	$1,903	$4,990
Corporate	3,359	(2,211)	1,148

	$6,446	$(308)	$6,138

Identifiable assets
Brokerage	$129,899	$63,116	$193,015
Investment held for sale	—	—	—
Corporate and other	8,309	4,833	13,142

	$138,208	$67,949	$206,157

Amortization	$2,482	$778	$3,260
Additions to property and equipment	$2,190	$205	$2,395
Depreciation	$1,619	$266	$1,885
Interest income	$977	$704	$1,681
Interest expense	$1,920	$61	$1,981

17. Related party transactions

The Company had transactions with and recorded revenue from the following related parties:

	2002	2001	2000

Lombard General Insurance Company of Canada	$11,854	$9,261	$7,543
Commonwealth Insurance Company	577	374	319
Federated Insurance Company of Canada	56	38	10
Markel Insurance Company of Canada	320	88	74
Crum & Forster Insurance	911	804	314
TIG Specialty Insurance	590	235	5
Fairfax Inc.	7,708	—	—

	$22,016	$10,800	$8,265

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 61

As of December 31, 2002 and 2001, the Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $2,104 and $12,180, for 2002, respectively, and $666 and $7,494 for 2001, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax, which owns approximately 27% of the Company’s common shares as of December 31, 2002.

As of December 31, 2002 and 2001, long-term debt related to put options of $5,940 and $17,274, respectively, and subordinated convertible debentures of $35,000 at the end of both years, are due to related parties.

During 2002, 2001 and 2000, the Company incurred expenses related to rental of premises from related parties in the amount of $1,691, $1,373 and $993, respectively. At December 31, 2002 and 2001, the Company also had accounts receivable due from related parties in the amount of $3,256 and $4,586, respectively, of which the majority were loans to employees to enable them to purchase shares of the Company.

18. Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

Net earnings and comprehensive income

The table below presents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the years ending December 31, 2002, 2001 and 2000.

	2002	2001	2000

Net earnings for the year based on Canadian GAAP	$29,401	$10,005	$6,138
Adjustment to investment held for sale(1)	(2,236)	520	—
Change in reporting currency(2)	—	144	405
Adjustment to put option liability(3)	(814)	(811)	—

Net earnings for the year based on U.S. GAAP(4)	26,351	9,858	6,543
Other comprehensive income:(5)
Unrealized gains (losses), net of tax of $50 — 2002, $120 — 2001, ($102) — 2000	(81)	(195)	166
Reclassification adjustment, net of tax of $(85) — 2002, $88 — 2001, $6 — 2000	138	(143)	(10)
Foreign currency translation adjustment, net of tax of $359 — 2002, $2,324 — 2001, $2,498 — 2000 (2)	(585)	(3,792)	(4,076)

Comprehensive income based on U.S. GAAP(5)	$25,823	$5,728	$2,623

Basic earnings per share based on U.S. GAAP	$1.14	$0.52	$0.36
Diluted earnings per share based on U.S. GAAP	$0.96	$0.49	$0.36

62 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at December 31, 2002 and 2001:

	2002	2001

Shareholders’ equity based on Canadian GAAP	$284,274	$135,271
Adjustment to investment held for sale(1)	(1,716)	520
Accumulated other comprehensive income:
Unrealized (losses), net of tax of $51 — 2002, $85 — 2001	(83)	(140)
Cumulative translation account(2)	496	—
Adjustment to put option liability(3)	(1,702)	(4,898)
Executive share purchase plan loans(6)	(1,912)	(2,142)

Shareholders’ equity based on U.S. GAAP(4)	$279,357	$128,611

Notes:

(1)	Under Canadian GAAP, Old Lyme was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until closing) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

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

The impact of the above noted Canadian and U.S. GAAP differences on earnings were as follows:

	2002	2001

Gain recognized under Canadian GAAP not recorded under U.S. GAAP	$(2,613)	$—
Interest charged to earnings under Canadian GAAP not charged to earnings under U.S. GAAP	377	520

	$(2,236)	$520

(2)	The Company’s consolidated financial statements were historically expressed in Canadian dollars. Effective October 1, 2001, the Company adopted the U.S. dollar as its reporting currency. Under Canadian GAAP, comparative financial information was restated in U.S. dollars using the translation of convenience method. At September 30, 2001 all historical financial statements, were converted from Canadian to U.S. dollars at the exchange rate in effect at September 30, 2001 of one Canadian dollar to 0.6338 U.S. dollar. Revenue and expenses subsequent to September 30, 2001 were translated to U.S. dollars at the average exchange rate for the period.

Under U.S. GAAP, historical financial statements are translated using a different exchange rate, which: for assets and liabilities is the exchange rate at the balance sheet date; for the income statement is the average exchange rate for the period; and for the share capital accounts is the historical exchange rate.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 63

The aggregate impact of these differences has been presented in the reconciliation of shareholders’ equity for Canadian to U.S. GAAP under the caption “cumulative translation account.”

(3)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with the Burnham and Flanagan acquisitions was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition dates are included in earnings. Under U.S. GAAP, the fair value of the share consideration and the attached put options is initially recorded in equity. The redemption value of the shares to which the put options are attached has been reclassified as mezzanine equity outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. The fair value of the put options at the date of issuance is also recorded as a debit to shareholders’ equity, representing an unearned compensation expense, as the put options require the selling shareholders to remain employed by the Company in order to be able to exercise the put options. Compensation expense is being recognized using the straight-line method over the period from the issue date to the exercise date.

(4)	The Condensed consolidated statements of earnings and cash flows for the years ended December 31, 2002, 2001 and 2000 and the condensed consolidated balance sheets as at December 31, 2002 and 2001, under U.S. GAAP are as follows:

	2002	2001	2000

Condensed consolidated statements of earnings:
Revenue	$219,960	$156,079	$100,917
Net earnings before income taxes	$40,781	$15,213	$12,269
Net earnings	$26,351	$9,858	$6,543

Condensed consolidated statements of cash flows:
Cash provided by operating activities	$19,456	$29,060	$12,004
Cash (used in) investing activities	$(8,970)	$(130,687)	$(18,914)
Cash provided by financing activities	$3,176	$130,881	$5,904

Condensed consolidated balance sheets:
Total current assets	$235,416	$226,191
Total assets	$593,337	$500,852
Total current liabilities	$200,848	$224,968
Total liabilities	$306,268	$350,070
Mezzanine equity	$7,712	$22,171
Total shareholders’ equity	$279,357	$128,611

(5)	Under U.S. GAAP, comprehensive income is measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (SFAS 130). This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(6)	Under Canadian GAAP, loans granted by the Company to employees under the executive share purchase plan are treated as receivables and included in the balance sheet caption “Accounts and other receivables.” Under U.S. GAAP, these loans are included as a reduction to shareholders’ equity.

64 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Effects of New Accounting Pronouncements

Section 3062 and SFAS No. 142 — Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company concurrently adopted the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3062, “Goodwill and Other Intangible Assets” for reporting under Canadian GAAP and the Financial Accounting Standards Board’s SFAS No. 142, “Goodwill and Other Intangible Assets” for reporting under U.S. GAAP. Section 3062 was applicable for fiscal years commencing on or after January 1, 2002 and SFAS No. 142 was applicable for fiscal years beginning on or after December 31, 2001. Both Section 3062 and SFAS No. 142 eliminate the amortization of goodwill, require annual impairment testing of goodwill and introduce the concept of definite and indefinite life intangible assets. Indefinite life intangible assets are no longer amortized and are tested at least annually for impairment. Definite life intangible assets are amortized over the estimated useful life of the asset.

In accordance with Section 3062 and SFAS No. 142, the Company completed its impairment testing on the balance of goodwill and intangible assets as of January 1, 2002 and January 1, 2003. Based on the testing performed, no impairment losses were incurred.

As required under Section 3062 and SFAS No. 142, no goodwill amortization expense was incurred for the year ended December 31, 2002. The following tables illustrate the effect that Section 3062 and SFAS No. 142 would have had on net earnings and per share information under Canadian and U.S. GAAP respectively for the years ended December 31, 2001 and 1999 if goodwill had not been amortized:

	December 31,

	2002	2001	2000

Reported net earnings — Canadian GAAP	$29,401	$10,005	$6,138
Add back: Goodwill amortization	—	3,996	2,820

Net earnings adjusted for goodwill	$29,401	$14,001	$8,958

Basic EPS — Reported	$1.27	$0.53	$0.34
Basic EPS — Adjusted for goodwill	$1.27	$0.74	$0.49
Diluted EPS — Reported	$1.06	$0.50	$0.34
Diluted EPS — Adjusted for goodwill	$1.06	$0.70	$0.49

	December 31,

	2002	2001	2000

Reported net earnings — U.S. GAAP	$26,351	$9,858	$6,543
Add back: Goodwill amortization	—	4,065	2,988

Net earnings adjusted for goodwill	$26,351	$13,923	$9,531

Basic EPS — Reported	$1.14	$0.52	$0.36
Basic EPS — Adjusted for goodwill	$1.14	$0.73	$0.52
Diluted EPS — Reported	$0.96	$0.49	$0.36
Diluted EPS — Adjusted for goodwill	$0.96	$0.69	$0.52

SFAS No. 144, Section 3063 and Section 3475 — Accounting for the impairment or disposal of long-lived assets

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB No. 30).

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 65

SFAS No. 144 generally retains the basic accounting model for the identification and measurement of impairments to long-lived assets to be held, and long-lived assets to be disposed. SFAS No. 144 broadens the definition of “discontinued operations,” as previously defined by APB No. 30, but does not allow for the accrual of future operating losses, as was previously permitted under that standard. SFAS No. 144 also addresses several implementation and financial statement presentation issues not previously addressed under U.S. GAAP. SFAS No. 144 excludes from its scope financial accounting and reporting for the impairment of goodwill and other intangible assets.

The Company adopted SFAS No. 144 effective January 1, 2002 for its U.S. GAAP reporting. The transitional guidance of SFAS No. 144 generally permits long-lived assets classified as held for disposal as a result of disposal activities that were initiated prior to SFAS No. 144’s initial application to continue to be accounted for in accordance with the prior pronouncement applicable for that disposal. As such, the Company’s investment in Old Lyme, which was classified as held for disposal at December 31, 2001, continued to be accounted for in accordance with Canadian and U.S. generally accepted accounting principles applicable at the date that the disposal activities were initiated until its sale on May 30, 2002.

Canadian GAAP requirements have been harmonized with U.S. GAAP related to the provisions of SFAS No. 144, with the issuance of the CICA Accounting Standards Board Handbook Section 3063, “Impairment of Long-Lived Assets” in September 2002 and Section 3475, “Disposal of Long-Lived assets and Discontinued Operations” in January 2003.

Section 3063 is effective for fiscal years beginning on or after April 1, 2003 (although earlier adoption is encouraged) and establishes standards for the recognition, measurement and disclosure of the impairment of long-lived assets and replaces the write-down provisions of Section 3061, “Property, Plant and Equipment”. The Company will adopt Section 3063 prospectively effective January 1, 2003 and does not anticipate that the provisions of Sections 3063 will have a material impact on its financial position or results of operations.

Section 3475 is effective for disposal activities initiated by an enterprise’s commitment to a plan on or after May 1, 2003 (although earlier adoption is encouraged) and replaces the disposal provisions of Section 3061, “Property, Plant and Equipment”, and the previous Section 3475, “Discontinued Operations”. The Company will adopt prospectively Section 3475 effective January 1, 2003 and does not anticipate that the provisions of the section will have a material impact on its financial position or results of operations.

Section 3870 and SFAS No. 148 — Stock-based Compensation and other Stock-based Payments

In November 2001, the CICA Accounting Standards Board issued Handbook Section 3870, “Stock-based Compensation and Other Stock-based Payments”, effective for fiscal years beginning on or after January 1, 2002 for public enterprises. The Company issued stock-based compensation for the first time and adopted Section 3870 in 2002.

Section 3870 requires that stock-based payments to non-employees and direct awards of stock to employees and non-employees be accounted for using a fair value-based method of accounting and recommends that all other stock-based transactions with employees, including the granting of stock options, be accounted for in the same way. In accordance with this Section, the Company has incurred an expense of $1,078 in 2002 in relation to the stock options issued.

Concurrent with the adoption of Section 3870 for reporting under Canadian GAAP, the Company adopted SFAS No. 123, “Accounting for Stock-based Compensation” for its reporting under U.S. GAAP. Accounting under SFAS No. 123 under U.S. GAAP is the same as Section 3870 under Canadian GAAP.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective for financial statements for fiscal years ending after December 15, 2002.

SFAS No. 148 did not have an impact on the Company’s financial position or results of operations as reported under U.S. GAAP as the Company issued stock-based compensation for the first time in 2002.

66 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

SFAS No. 145 — Recission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Recission of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections”, effective for fiscal years beginning after May 15, 2002.

This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements to remove the inconsistency between Statement No. 4 and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions regarding the treatment of gains and losses on extinguishment of debt. Statement No. 4 required such gains and losses, where material, to be disclosed as extraordinary which was an exception to Opinion No. 30.

This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, which was introduced to provide accounting guidance on the effects of the transition to the provisions of the Motor Carrier Act of 1980 and is no longer required as the transition is completed.

This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

The Company will adopt SFAS No. 145 effective January 1, 2003 and does not anticipate that the provisions of SFAS No. 145 will have a material impact on its financial position or results of operations as reported under US GAAP.

SFAS No. 146 — Accounting for costs associated with exit or disposal activities

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for costs associated with exit or disposal activities”, effective for exit or disposal activities that are initiated after December 31, 2002.

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability. This Statement rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” which required that a liability for a cost associated with an exit was recognized at the date of an entity’s commitment to an exit plan.

The Company will adopt SFAS No. 146 prospectively effective January 1, 2003 and does not anticipate that the provisions of SFAS No. 146 will have a material impact on its financial position or results of operations as reported under U.S. GAAP.

AcG 13 — Hedging Relationships

In December 2001, the CICA Accounting Standards Board issued Accounting Guideline 13, “Hedging Relationships” (AcG 13), which is applicable to fiscal years beginning on or after July 1, 2003.

AcG 13 specifies the circumstances in which hedge accounting is appropriate, including the identification, documentation, designation and effectiveness of hedges and the discontinuance of hedge accounting.

The Company will adopt AcG 13 prospectively effective January 1, 2004. However, since the Company does not engage in hedging transactions, it does not anticipate that the guidance of AcG 13 will have an impact on its financial position or results of operations.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 67

FIN No. 45 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 25, 2002, the Financial Accounting Standards Board issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB”, with disclosure requirements effective for years ending after December 15, 2002 and recognition and measurement requirements effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.

FIN No. 45 provides a definition and examples of a guarantee and requires disclosure of the nature of the guarantee, the maximum potential amount of future payments, the carrying amount of the related liability, if any, the recourse provisions and assets held as collateral under the terms of the guarantee and the extent to which the proceeds of collateral would cover the maximum potential liability.

FIN No. 45 clarifies the requirements of SFAS No. 6, “Accounting for Contingencies”, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. It requires that the guarantor recognize a liability for the guarantee at its inception equal to its fair value at that time and that the liability is reduced as the risk under the guarantee reduces. The liability may be reduced at the end of the guarantee period, on a systematic amortization basis or as the fair value changes as appropriate.

The Company has adopted the disclosure requirements of FIN No. 45 for the year ended December 31, 2002 and the required disclosures are included in Note 10 of these financial statements. The Company will adopt prospectively the recognition and measurement requirements of FIN No. 45 effective January 1, 2003. The Company does not anticipate making material future guarantees and accordingly, does not anticipate that the provisions of Fin No. 45 will have a material impact on its financial position or results of operations reported under U.S. GAAP.

19. Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
	quarter	quarter	quarter	quarter	year

Year ended December 31, 2002
Revenue	$49,484	$57,296	$49,552	$63,628	$219,960
Net earnings	$4,939	$10,712	$5,422	$8,328	$29,401
Net earnings per share — Basic	$0.25	$0.53	$0.21	$0.31	$1.27
Net earnings per share — Diluted	$0.21	$0.41	$0.19	$0.26	$1.06
Year ended December 31, 2001
Revenue	$28,097	$29,342	$43,601	$52,953	$153,993
Net earnings	$2,466	$2,558	$2,031	$2,950	$10,005
Net earnings per share — Basic	$0.13	$0.14	$0.10	$0.15	$0.53
Net earnings per share — Diluted	$0.13	$0.14	$0.09	$0.14	$0.50

20. Subsequent event

On February 28, 2003 the Company issued $1,230 of stock options to settle the obligation of the 2002 executive management bonuses. The fair value of the options will be recognized as an expense over the three year vesting period.

68 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors, nominees for directors and executive officers is included under the caption entitled “Election of Directors” and “Management” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation of directors and executive officers is included in the 2003 Proxy Statement under the caption entitled “Executive Compensation and Related Information” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding beneficial ownership of the common shares by certain beneficial owners and by management is included under the caption entitled “Security Ownership of Management and Certain Beneficial Holders” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included under the caption entitled “Certain Relationships and Related Transactions” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 14.	Controls and Procedures

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15(d)-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) within 90 days of the filing date of this annual report (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 69

PART IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(1) Financial Statements

Reference is made to the information set forth in Part II, Item 8 of this report, which information is incorporated herein by reference.

(a)(2) Exhibits

The exhibits to this report are listed in (c) below. Each exhibit listed therein which constitutes a management contract or compensatory plan or arrangement is identified with the symbol (*).

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on December 11, 2002 to furnish a press release under Item 9 announcing the Company’s additional earnings guidance.

(c) Exhibits

Exhibit
No.	Description of Exhibit

3.1†	Articles of Incorporation of the registrant.
3.2†	By-laws of the Registrant.
4.1†	Specimen Certificate representing Common Shares.
10.1†	Agreement and Plan of Merger between HUB International Limited, 416 Acquisition Inc. and Kaye Group Inc. dated January 19, 2001.
10.2†*	Executive Share Purchase Plan.
10.3†*	Employee Share Purchase Plan.
10.4†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Martin P. Hughes.
10.5†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Martin P. Hughes.
10.6†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Richard A. Gulliver.
10.7†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Richard A. Gulliver.
10.8†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Dennis J. Pauls.
10.9†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Dennis J. Pauls.
10.10†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and W. Kirk James.
10.11†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and W. Kirk James.
10.12†*	Employment Agreement dated as of June 28, 2001 among Kaye Group Inc., HUB International Limited and Bruce D. Guthart.
10.13†*	Employment Agreement dated as of January 1, 2002 among Barton Insurance Brokers Ltd., HUB International Limited and R. Craig Barton.
10.14*	HUB International Limited Equity Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84732) as filed with the Commission on May 3, 2002).
10.15*	Amendment to Amended and Restated Credit Agreement dated as of August 22, 2002 between Hub International Limited and Bank of Montreal.

70 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

Exhibit
No.	Description of Exhibit

10.16†	Debenture dated as of June 28, 2001 between HUB International Limited and Odyssey Reinsurance Corporation.
10.17†	Debenture dated as of June 28, 2001 between HUB International Limited and United States Fire Insurance Company.
10.18†	Contingent Compensation Agreement dated as of May 30, 2002 between Fairfax, Inc. and Program Brokerage Corporation.
10.19†	Underwriting Services Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Program Brokerage Corporation.
10.20†	Claims Services Agreement dated as of May 30, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Claims Administration Corporation.
10.21†	Administrative Services and Cost Allocation Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Kaye Group Inc.
10.22*	Employment Agreement dated as of May 15, 1996, between Kaye Group, Inc. and Michael Sabanos, as amended.
21.1	List of Registrant’s subsidiaries.
99.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84734), as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2002.

*	Management contract or compensatory plan or arrangement.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2003.

Hub International Limited

Martin P. Hughes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 14, 2003.

SIGNATURE	TITLE

/s/ MARTIN P. HUGHES Martin P. Hughes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DENNIS J. PAULS Dennis J. Pauls	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICHARD A. GULLIVER Richard A. Gulliver	President and Chief Operating Officer, Director

/s/ R. CRAIG BARTON R. Craig Barton	President, Canadian Operations, Director

/s/ BRUCE GUTHART Bruce Guthart	President, U.S. Operations, Director

/s/ JEAN MARTIN Jean Martin	Director, Vice President

/s/ ANTHONY GRIFFITHS Anthony Griffiths	Director

/s/ BRADLEY MARTIN Bradley Martin	Director

/s/ PAUL MURRAY Paul Murray	Director

72 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

CERTIFICATIONS

I, Martin P. Hughes, Chairman of the Board and Chief Executive Officer, of Hub International Limited, certify that:

1.	I have reviewed this annual report on Form 10-K of Hub International Limited;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Martin P. Hughes
Chairman of the Board and Chief Executive Officer

DATE: March 14, 2003

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 73

I, Dennis J. Pauls, Vice President and Chief Financial Officer, of Hub International Limited, certify that:

1.	I have reviewed this annual report on Form 10-K of Hub International Limited;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dennis J. Pauls
Vice President and Chief Financial Officer

DATE: March 14, 2003

74 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1†	Articles of Incorporation of the registrant.
3.2†	By-laws of the Registrant.
4.1†	Specimen Certificate representing Common Shares.
10.1†	Agreement and Plan of Merger between HUB International Limited, 416 Acquisition Inc. and Kaye Group Inc. dated January 19, 2001.
10.2†*	Executive Share Purchase Plan.
10.3†*	Employee Share Purchase Plan.
10.4†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Martin P. Hughes.
10.5†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Martin P. Hughes.
10.6†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Richard A. Gulliver.
10.7†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Richard A. Gulliver.
10.8†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Dennis J. Pauls.
10.9†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Dennis J. Pauls.
10.10†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and W. Kirk James.
10.11†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and W. Kirk James.
10.12†*	Employment Agreement dated as of June 28, 2001 among Kaye Group Inc., HUB International Limited and Bruce D. Guthart.
10.13†*	Employment Agreement dated as of January 1, 2002 among Barton Insurance Brokers Ltd., HUB International Limited and R. Craig Barton.
10.14*	HUB International Limited Equity Incentive Plan (incorporated by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84732) as filed with the Commission on May 3, 2002).
10.15*	Amendment to Amended and Restated Credit Agreement dated as of August 22, 2002 between Hub International Limited and Bank of Montreal.
10.16†	Debenture dated as of June 28, 2001 between HUB International Limited and Odyssey Reinsurance Corporation.
10.17†	Debenture dated as of June 28, 2001 between HUB International Limited and United States Fire Insurance Company.
10.18†	Contingent Compensation Agreement dated as of May 30, 2002 between Fairfax, Inc. and Program Brokerage Corporation.
10.19†	Underwriting Services Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Program Brokerage Corporation.
10.20†	Claims Services Agreement dated as of May 30, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Claims Administration Corporation.
10.21†	Administrative Services and Cost Allocation Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Kaye Group Inc.

ANNUAL REPORT December 31, 2002	HUB INTERNATIONAL LIMITED 75

Exhibit
No.	Description of Exhibit

10.22*	Employment Agreement dated as of May 15, 1996, between Kaye Group, Inc. and Michael Sabanos, as amended.
21.1	List of Registrant’s subsidiaries.
99.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84734), as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2002.

*	Management contract or compensatory plan or arrangement.

76 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2002