Form 10-Q
period 2003-03-31
HUB INTERNATIONAL LTD
filed 2003-05-12
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2003

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

Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at May 9, 2003 30,268,600

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of March 31, 2003 and December 31, 2002

(in thousands of U.S. dollars)

	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,223	$40,642
Trust cash	37,927	53,648
Accounts and other receivables	102,789	136,567
Income taxes receivable	1,481	2,153
Future income taxes	4,262	3,324
Prepaid expenses	2,898	1,587

Total current assets	192,580	237,921
Goodwill	290,090	281,727
Other intangible assets	43,730	44,164
Property and equipment	21,616	21,298
Future income taxes	4,254	3,715
Other assets	8,325	8,051

Total assets	$560,595	$596,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$141,306	$187,034
Contingent consideration payable	—	8,423
Income taxes payable	2,541	1,198
Future income taxes	1,368	1,164
Current portion long-term debt and capital leases	2,946	3,029

Total current liabilities	148,161	200,848
Long-term debt and capital leases	69,023	69,009
Subordinated convertible debentures	35,000	35,000
Future income taxes	8,353	7,745

Total liabilities	260,537	312,602

Commitments and Contingencies
Shareholders’ equity
Share capital	248,891	235,197
Contingently issuable shares	49	13,743
Contributed surplus	2,229	1,234
Cumulative translation account	9,583	2,185
Retained earnings	39,306	31,915

Total shareholders’ equity	300,058	284,274

Total liabilities and shareholders’ equity	$560,595	$596,876

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 3

Hub International Limited

Consolidated Statements of Earnings

For the three months ended March 31, 2003 and 2002

(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	2003	2002

Revenue
Commission income	$54,515	$41,410
Contingent commissions and volume overrides	12,364	6,158
Other	1,998	1,916

	68,877	49,484

Expenses
Compensation	37,019	27,690
Selling, occupancy and administration	13,099	10,860
Depreciation	1,394	1,280
Interest expense	1,367	2,694
Intangible asset amortization	801	379
(Gain) on disposal of property, equipment and other assets	(56)	(42)
Loss (gain) on put option liability	27	(373)
Non-cash stock option compensation	962	—

	54,613	42,488

Net earnings before income taxes	14,264	6,996

Provision for income tax expense (benefit)
Current	5,661	2,781
Future	(301)	(724)

	5,360	2,057

Net earnings	$8,904	$4,939

Earnings per share
Basic	$0.30	$0.25
Diluted	$0.28	$0.21
Weighted average shares outstanding
— Basic (000’s)	29,326	19,503
Weighted average shares outstanding
— Diluted (000’s)	33,465	27,460

(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

Hub International Limited

Consolidated Statements of Retained Earnings

For the three months ended March 31, 2003 and 2002

(in thousands of U.S. dollars)
(Unaudited)

	2003	2002

Retained earnings — Beginning of period	$31,915	$6,995
Net earnings	8,904	4,939
Dividends	(1,513)	—

Retained earnings — End of period	$39,306	$11,934

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months ended March 31, 2003 and 2002

(in thousands of U.S. dollars)
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net earnings	$8,904	$4,939
Items not affecting working capital
Amortization and depreciation	2,195	1,659
(Gain) on disposal of property, equipment and other assets	(56)	(42)
Loss (gain) on put option liability	27	(373)
Non-cash stock option compensation	962	—
Future income taxes	(301)	(724)
Non-cash working capital items
Trust cash	15,721	9,482
Accounts and other receivables	37,080	23,830
Prepaid expenses	(1,261)	(437)
Accounts payable and accrued liabilities	(50,508)	(45,022)
Income taxes	1,962	222

Net cash flows from (used for) operating activities	14,725	(6,466)

INVESTING ACTIVITIES
Property and equipment — purchases	(1,493)	(756)
Property and equipment — proceeds on sale	7	—
Purchase of subsidiaries, net of cash received	(11,221)	—
Sale of subsidiaries	291	1,242
Other assets	(24)	(164)

Net cash flows from (used for) investing activities	(12,440)	322

FINANCING ACTIVITIES
Long-term debt and capital leases — repayments	(698)	(2,309)
Share capital — issued for cash, net of issue costs	(31)	—

Net cash flows (used for) financing activities	(729)	(2,309)

Effect of exchange rate changes on cash and cash equivalents	1,025	—

Change in cash and cash equivalents	2,581	(8,453)
Cash and cash equivalents — Beginning of period	40,642	26,979

Cash and cash equivalents — End of period	$43,223	$18,526

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2003 and 2002 (unaudited)

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

2.  Summary of significant accounting policies

The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (Canadian GAAP) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2002 as set out on pages 39 to 68 of the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. These interim consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2002. The results of the operations are not necessarily indicative of the operating results for the fiscal year or any future period. These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and, to the extent that they affect the Company, the differences are described in note 14 “Reconciliation to U.S. GAAP.”

3.  Earnings per share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Stock options under the equity incentive plan were not dilutive for the three months ended March 31, 2003 and were not included in the calculation of diluted earnings per share as the exercise price of the options exceeds the average market price of the Company’s common shares for the period that the options were outstanding. Earnings per common share have been calculated as follows:

	2003	2002

Net earnings (numerator)	$8,904	$4,939
Plus income effect of assumed conversions:
Interest on 8.5% subordinated convertible debentures (net of income tax)	471	804

Net earnings plus assumed conversions (numerator)	$9,375	$5,743

Weighted average shares outstanding — basic (denominator)	29,326	19,503
Contingently issuable shares	3	—
Plus incremental shares from assumed conversions:
Put options	730	2,176
Retractable Shares	196	—
8.5% subordinated convertible debentures	3,210	5,781

Weighted average shares outstanding — Diluted (denominator)	33,465	27,460

Earnings per common share:
Basic	$0.30	$0.25
Diluted	$0.28	$0.21

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 7

4. Commitments and contingencies

(a)	In connection with the Company’s executive share purchase plan, under certain circumstances the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $5,417 and $5,077 as of March 31, 2003 and December 31, 2002, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 598 and 602 common shares as of March 31, 2003 and December 31, 2002, respectively, which have a market value of $8,060 and $7,677 as of March 31, 2003 and December 31, 2002, respectively. Interest on the loans in the amount of $68 and $61 for the three months ended March 31, 2003 and 2002, respectively, was paid by the Company and is included in compensation expense.

(b)	The Company has committed to award, under the Company’s equity incentive plan, an aggregate of 266 restricted shares that will be paid for by the participants (none of whom are members of senior management or directors of the Company) with loans either from the Company or from a bank (guaranteed by the Company). In addition, the Company has committed to award an aggregate of 471 restricted share units that are exercisable for common shares, without payment of cash consideration. As of March 31, 2003, no restricted shares or restricted share units had been awarded or issued.

(c)	The Company anticipates that stock options will be granted in February 2004 in partial consideration of executive management profitability bonuses for 2003. Management has estimated the amount of these bonuses for 2003, and the fair value of stock options likely to be granted. In accordance with the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, the fair value of these options is being recognized as an expense evenly over the period they are earned. The expense for these options for the three months ended March 31, 2003 was $349 and is included in non-cash stock option compensation with an offsetting credit to contributed surplus.

(d)	Contingent consideration may be issued in connection with the 2001 acquisition of J.P. Flanagan Corporation (Flanagan) as follows:

Contingent
	Contingent	Consideration
	Consideration	Target
Year	(000’s)	criteria

2003	126 shares	Revenue
2003	75 shares	Profitability

The 2003 shares include 38 shares in each category that have been carried over from 2002. The former owners of Flanagan will be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

In connection with the 2002 acquisition of C.S. Nenner Insurance Agency, Inc. (Nenner) the former owners of Nenner are entitled to contingent consideration based upon the acquired operations achieving profitability targets over a period of three years from the date of acquisition. As of March 31, 2003, we estimate the total contingent payment for Nenner to be approximately $4,500 of which 90% is payable in cash and 10% is payable in common shares. As of March 31, 2003, the Company has recorded liabilities and the related adjustment to goodwill as it related to this contingent consideration in the amount of $486 based upon amounts earned to-date by the former owners of Nenner. In addition, diluted shares outstanding has been increased for the common shares that will be issued.

(e)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

8 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

5.  Intangible assets

As of March 31, 2003 and December 31, 2002 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of March 31, 2003			As of December 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Total	amount	amortization	Total

Definite life intangible assets:
Customer relationships	$42,090	$3,169	$38,921	$41,762	$2,383	$39,379
Indefinite life intangible assets:
Non-competition covenants	2,342	120	2,222	2,298	100	2,198
Trademarks	2,587	—	2,587	2,587	—	2,587

Total	$47,019	$3,289	$43,730	$46,647	$2,483	$44,164

Additions for the three months ended 2003 were as follows:

2003

Definite life intangible assets:
Customer relationships	$370
Indefinite life intangible assets:
Non-competition covenants	43

Total	$413

The Company is unable to estimate the useful life of non-competition covenants and trademarks. These indefinite life intangible assets will be reviewed at least annually for impairment. Once a non-competition covenant is triggered, following the employee leaving the Company, the Company’s policy is to amortize the related intangible asset over the period of the remaining contractual obligation.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2002	$75,401	$206,326	$281,727
Goodwill (disposed)/acquired, during period	38	2,783	2,821
Cumulative translation adjustment	5,542	—	5,542

Balance as of March 31, 2003	$80,981	$209,109	$290,090

For the three months ended March 31, 2003 and 2002, amortization was comprised of the following:

	2003	2002

Customer relationships	$781	$369
Non-competition covenants	20	10

Total	$801	$379

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 9

We estimate that our amortization charges for 2003 through 2007 for all acquisitions consummated to date will be:

	2003	2004	2005	2006	2007
Year ended December 31,
Customer relationships	$2,985	$2,985	$2,985	$2,985	$2,985
Non-competition covenants	56	2	—	—	—

Total	$3,041	$2,987	$2,985	$2,985	$2,985

6.  Recent Acquisitions

During the first quarter of 2003, the Company acquired two insurance brokerages for approximately $1,847. These acquisitions were accounted for under the purchase method. The preliminary allocation of aggregate purchase prices to the fair value of the assets acquired was as follows: goodwill — $1,521, customer relationships — $317, non-competition covenants — $37, working capital — $(32) and capital assets — $4.

The Burnham contingent consideration recorded at December 31, 2002 was paid and or issued in the first quarter of 2003. The payment consisted of cash of $8.4 million and $13.7 million in shares.

7.  Debt

Long-term debt and capital leases

	March 31,	December 31,
	2003	2002

Revolving U.S. Dollar LIBOR loans	$50,000	$50,000
Put options	6,405	5,940
Term loan, interest only at 10%, due February 2007(1)	7,500	7,500
Term loan with interest at prime plus 3/4%, repayable at $24 monthly, due August 2005*	557	587
Term loan with interest at 9%, repayable at $46 monthly, due October 2005*	1,033	1,133
Note payable with interest at 5.92%, repayable at $272 annually, due November 2005.	746	735
Term loan with interest at 8%, repayable at $18 monthly, due July 2010.	1,208	1,238
Various other unsecured notes payable and debt	3,620	3,912
Capital leases*	900	993

Long-term debt and capital leases	71,969	72,038
Less current portion	(2,946)	(3,029)

	$69,023	$69,009

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ending March 31,
2004	$2,946
2005	2,336
2006	51,155
2007	11,206
2008	904
2009 and thereafter	3,422

$71,969

(1)	This term loan is from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduce the principal repayment due in February 2007 (based on both

10 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement both the annual interest payments as well as the principal payment can be reduced to zero. Credits were earned for 2002 which reduced interest payments to zero from $229. It was not yet determinable if a credit had been earned for 2003.

*	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at March 31, 2003 and December 31, 2002, respectively.

Revolving U.S. dollar LIBOR loan

Borrowings under this $50 million facility totaled $50.0 million at March 31, 2003 and December 31, 2002, and are accessed at a floating rate of 112.5 basis points above LIBOR, which was 1.31% and 1.42% at March 31, 2003 and December 31, 2002, respectively. This facility expires on June 20, 2003 and requires the Company to maintain certain financial ratios. The Company intends to extend the facility for a further period of one year; however, if the revolving period is not extended, any amounts outstanding will automatically convert into a three-year term loan at a fixed interest rate equal to the Canadian dollar interest swap rate quoted by the lender plus 1.375%. At March 31, 2003, no amounts under this facility remained available to be drawn by the Company. The Company was in compliance with all financial covenants governing this facility as of March 31, 2003 and December 31, 2002.

Demand U.S. dollar base rate loan

Borrowings under this $8.2 million facility totaled $NIL at March 31, 2003 and December 31, 2002 and are accessed at the bank’s U.S. base rate plus 50 basis points which was 5.25% at March 31, 2003 and December 31, 2002. Payment is due on demand.

Put Options

Long-term debt at March 31, 2003 and December 31, 2002, includes the estimated value of the financial liability of $6,405 and $5,940, respectively, relating to put options on 730 common shares, exercisable at a price of C$17.00 per share, issued to former owners of Flanagan who are officers and employees of the Company. The put options are exercisable as follows:

Shares
Exercise Date	(000’s)

May 31, 2006	365
May 31, 2007	73
May 31, 2011	292

730

The Company will not be required to settle the liabilities in cash if the common share price exceeds C$17.00 on each of the above mentioned exercise dates. Any put options not exercised on the exercise date immediately expire.

Subordinated convertible debentures

In connection with the acquisition of Kaye Group Inc. (Kaye) on June 28, 2001, the Company issued $35 million aggregate principal amount, 8.5% convertible subordinated debentures (the Fairfax notes) due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 33% of the Company’s outstanding common shares as of March 31, 2003.

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 11

8.  Shareholders’ equity

Share capital

At March 31, 2003 and December 31, 2002, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At March 31, 2003 and December 31, 2002, there were an unlimited number of common shares authorized, of which 30,250 and 29,025 were issued and outstanding as at March 31, 2003 and December 31, 2002, respectively.

	Common shares

	Outstanding
	(000’s)	Amount

Balance, December 31, 2002	29,025	$235,197
Repurchases of executive stock purchase plan shares	(3)	(33)
IPO costs, net of future tax asset	—	(16)
Contingently issuable shares issued	1,228	13,743

Balance, March 31, 2003	30,250	$248,891

Cumulative translation account

Balance, December 31, 2002	$2,185
Translation of self-sustaining foreign operations	7,958
Translation of debt financing of self-sustaining foreign operations	(560)

Balance, March 31, 2003	$9,583

Contributed surplus

Contributed surplus at March 31, 2003 and December 31, 2002 of $2,229 and $1,234, respectively, is primarily related to non-cash stock option compensation.

9.  Equity Incentive Plan

On February 28, 2003, the Company granted options exercisable for 267 common shares at an exercise price of $13.79 per share, the U.S. dollar equivalent of the closing sales price of the Company’s common shares on the TSX on that date. The maximum option term is seven years, and the options vest as to one-third per year over three years of continuous employment.

A summary of the stock option activity and related information for the three months ended March 31, 2003 consists of the following:

	Number	Weighted-average
	(000’s)	exercise price

Balance, December 31, 2002	1,270	$15.67
Granted	267	$13.79
Forfeited	(26)	$15.67

Balance, March 31, 2003	1,511	$15.34

12 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

The following table summarizes information about the stock options outstanding at March 31, 2003:

	Options Outstanding
			Number of
	Number	Weighted-average	Options
	Outstanding	Remaining	Exercisable*
	(000’s)	Contractual life	(000’s)
Exercise Price
$15.67	1,244	6.21 years	6
$13.79	267	6.92 years	—

	1,511	6.34 years	6

*	Certain options vested and became exercisable during the first quarter of 2003 due to employee terminations.

The aggregate fair value of options granted on February 28, 2003 of $1,230 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 2.0%, (ii) expected volatility range of 40.1%, (iii) risk-free interest rate of 2.9% and (iv) expected life of five years. The fair value of the options granted is being recognized as an expense over the vesting period. For the three months ended March 31, 2003, non-cash stock option compensation of $962 was expensed with an offsetting credit to contributed surplus.

Shares derived from the options are held in escrow and subject to transfer restrictions for the period of five years from the date the options are granted, subject to early release in certain circumstances.

10. Income taxes

Income taxes in the first quarter of 2003 and 2002 amounted to $5.4 million and $2.1 million, respectively, resulting in an effective tax rate of 38% and 29% in 2003 and 2002, respectively. The increase in our effective tax rate was primarily the result of a higher percentage of income taxed in the U.S. where tax rates are significantly higher than in other jurisdictions.

11. Interest and income taxes paid

Interest and income taxes paid for the three months ending March 31, 2003 and 2002 were:

	2003	2002

Interest paid	$532	$2,501
Income taxes paid	$4,444	$2,566

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 13

12. Segmented information

The Company is an international insurance brokerage, which provides a variety of property, casualty, life and health, employee benefits, investment and risk management products and services. In addition to its Corporate Operations, the Company has identified two operating segments within its insurance brokerage business: Canadian Operations and U.S. Operations. Corporate Operations consist primarily of investment income, unallocated administrative costs, interest expense and the income tax expense or benefit which is not allocated to the Company’s operating segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended March 31,

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$23,564	$45,292	$68,856	$19,323	$30,094	$49,417
Corporate	5,650	535	6,185	5,088	267	5,355
Elimination of intra-segment revenue	(5,616)	(548)	(6,164)	(5,031)	(257)	(5,288)

	$23,598	$45,279	$68,877	$19,380	$30,104	$49,484

Net earnings before income taxes
Brokerage	$1,949	$12,995	$14,944	$1,223	$5,726	$6,949
Corporate	2,512	(3,192)	(680)	2,322	(2,275)	47

	$4,461	$9,803	$14,264	$3,545	$3,451	$6,996

Income taxes — current
Brokerage	$668	$5,771	$6,439	$533	$2,927	$3,460
Corporate	464	(1,242)	(778)	207	(886)	(679)

	$1,132	$4,529	$5,661	$740	$2,041	$2,781

Income taxes — future
Brokerage	$153	$(560)	$(407)	$(39)	$(433)	$(472)
Corporate	(19)	125	106	(252)	—	(252)

	$134	$(435)	$(301)	$(291)	$(433)	$(724)

Net earnings
Brokerage	$1,128	$7,784	$8,912	$729	$3,232	$3,961
Corporate	2,067	(2,075)	(8)	2,367	(1,389)	978

	$3,195	$5,709	$8,904	$3,096	$1,843	$4,939

Amortization of intangible assets	$11	$790	801	$5	$374	$379
Additions to property and equipment	$1,000	$274	$1,274	$539	$232	$771
Depreciation	$482	$912	$1,394	$426	$854	$1,280
Interest income	$186	$242	$428	$126	$212	$338
Interest expense	$1,059	$308	$1,367	$2,387	$307	$2,694

14 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

	As of March 31, 2003 and December 31, 2002

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$139,139	$382,749	$521,888	$132,142	$412,379	$544,521
Corporate	31,348	7,359	38,707	28,920	23,435	52,355

	$170,487	$390,108	$560,595	$161,062	$435,814	$596,876

13. Related party transactions

In the three months ended March 31, 2003 and 2002, respectively, the Company had transactions with and recorded revenue from the following related parties:

	2003	2002

Lombard General Insurance Company of Canada	$3,291	$1,867
Commonwealth Insurance Company	78	74
Federated Insurance Company of Canada	16	13
Markel Insurance Company of Canada	25	5
Crum & Forster Holdings, Inc.	217	96
TIG Specialty Insurance Company	31	—
Fairfax Inc.	2,063	—

	$5,721	$2,055

As of March 31, 2003 and December 31, 2002 the Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,250 and $2,104, at March 31, 2003, respectively, and $4,055 and $12,180, at December 31, 2002, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of March 31, 2003.

14. Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 15

Net earnings and comprehensive income

The table below presents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the three months ended March 31, 2003 and 2002:

	2003	2002

Net earnings for the period based on Canadian GAAP	$8,904	$4,939
Adjustment to investment held for sale (1)	—	245
Adjustment to put option liability (3)	(42)	(397)

Net earnings for the period based on U.S. GAAP (4)	8,862	4,787
Other comprehensive income: (5)
Unrealized (loss) gain, net of tax of $54 — 2003; $(24) — 2002	(85)	39
Foreign currency translation adjustment	7,398	856

Comprehensive income based on U.S. GAAP (5)	$16,175	$5,682

Basic earnings per share based on U.S. GAAP	$0.30	$0.25
Diluted earnings per share based on U.S. GAAP	$0.28	$0.20

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at March 31, 2003 and December 31, 2002:

	March 31,	December 31,
	2003	2002

Shareholders’ equity based on Canadian GAAP	$300,058	$284,274
Adjustment to investment held for sale (1)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized (losses), net of tax of $106 — 2003, $51 — 2002.	(168)	(83)
Cumulative translation account (2)	1,340	496
Adjustment to put option liability (3)	(1,685)	(1,702)
Executive share purchase plan loans (6)	(1,907)	(1,912)

Shareholders’ equity based on U.S. GAAP (4)	$295,922	$279,357

Notes:

(1)	Under Canadian GAAP, Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively Old Lyme) was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until closing) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

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

16 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

(2)	Under U.S. GAAP, historical financial statements are translated using a different exchange rate, which: for assets and liabilities is the exchange rate at the balance sheet date; for the income statement is the average exchange rate for the period; and for the share capital accounts is the historical exchange rate.

The aggregate impact of these differences has been presented in the reconciliation of shareholders’ equity for Canadian to U.S. GAAP under the caption “cumulative translation account.”

(3)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with the Burnham Insurance Group, Inc. (Burnham) and Flanagan acquisitions was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition dates are included in earnings. Under U.S. GAAP, the fair value of the share consideration and the attached put options is initially recorded in equity. The redemption value of the shares to which the put options are attached has been reclassified as mezzanine equity outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. The fair value of the put options at the date of issuance is also recorded as a debit to shareholders’ equity, representing an unearned compensation expense, as the put options require the selling shareholders to remain employed by the Company in order to be able to exercise the put options. Compensation expense is being recognized using the straight-line method over the period from the issue date to the exercise date. The put options relating to the Burnham acquisition were relinquished December 31, 2002.

(4)	The condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2003 and 2002 and the condensed consolidated balance sheets as at March 31, 2003 and December 31, 2002 under U.S. GAAP are as follows:

	March 31,	March 31,
	2003	2002

Condensed consolidated statements of earnings:
Revenue	$68,877	$49,484
Net earnings before income taxes	$14,232	$6,863
Net earnings	$8,862	$4,787
Condensed consolidated statements of cash flows:
Cash provided by (used in) operating activities	$14,720	$(6,056)
Cash provided by (used in) investing activities	$(12,440)	$288
Cash (used in) financing activities	$(724)	$(2,686)
Effect of exchange rate changes on cash and cash equivalents	$1,025	$—

	March 31,	December 31,
	2003	2002

Condensed consolidated balance sheets:
Total current assets	$190,674	$235,416
Total assets	$557,702	$593,337
Total current liabilities	$148,161	$200,848
Total liabilities	$254,068	$306,268
Mezzanine equity	$7,712	$7,712
Total shareholders’ equity	$295,922	$279,357

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

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 17

presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(6)	Under Canadian GAAP, loans granted by the Company to employees under the executive share purchase plan are treated as receivables and included in the balance sheet caption “Accounts and other receivables.” Under U.S. GAAP, these loans are included as a reduction to shareholders’ equity.

18 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q.

Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they effect us are described in Note 14 to our interim consolidated financial statements.

Overview

Hub is a leading North American insurance brokerage providing a wide variety of property and casualty, life and health, employee benefits, investment and risk management products and services from in excess of 150 locations across North America. We were formed in November 1998 through the merger of 11 independent, privately held insurance brokerages.

We have acquired 88 brokerages in Canada and the United States, with substantially all of our large acquisitions focused in the United States over the past four years. Accordingly, our revenue base has shifted increasingly to the United States.

The chart below shows that acquisitions and organic growth increased the portion of revenue generated in the United States to 66% in the first quarter of 2003 from 61% in the first quarter of 2002. We expect that future acquisitions in the United States will further increase the percentage of revenue and earnings we derive from our U.S. Operations.

	For the three months ended March 31,

(in thousands of U.S. dollars, except percentages)	2003		2002

Revenue
U.S. Operations	$45,279	65.7%	$30,104	60.8%
Canadian Operations	$23,598	34.3%	$19,380	39.2%

Total	$68,877	100.0%	$49,484	100.0%

We derive the majority of our revenue from commissions which are calculated and paid as a percentage of insurance premiums and therefore vary directly with changes in premium charged by insurance companies. A combination of a stagnant economy, stock market declines and losses related to the terrorist events of September 11, 2001, have resulted in historic underwriting losses, which forced insurance companies to dramatically accelerate the rate of premium increases and limit coverage availability. Higher premium rates are referred to as “hard market” and generally result in increased commission income. Thus, a hard market will generally contribute positively to our operating results. Today’s hard market, which began in 2001, follows more than a decade of low premium rates in the insurance industry. Lower premium rates are referred to as “soft market” and generally result in flat or reduced commission income. The soft market, fueled by excess capacity and heavy competition for market share among insurance carriers, was at least partly offset by a strong economy and robust capital markets.

During the first quarter of 2003, the hard market continued, but the economy was weak. In the wake of war, a string of high-profile corporate accounting scandals adversely affecting the equity markets, corporate layoffs, along with fear of terrorist attacks, consumers are spending less. Although the insurance industry is typically less sensitive to

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 19

economic cycles than other industries, primarily because insurance is considered a necessity for most businesses, reductions in a client’s sales, inventories and employee head counts during a slow economy can lead to a reduction in total premiums for certain types of insurance. In addition, clients often respond to higher premium rates by adjusting coverage, increasing deductibles or making other changes to reduce their insurance costs. As a result, our commission income did not keep pace with premium rate increases. Even though we believe that the hard market will continue during 2003, the longevity of the hard market and its future impact on other operations is difficult to predict. We have started to see the rate of increases in premiums in property insurance beginning to level off while other types of coverage continue to have premium rate increases.

Our total revenue increased $19.4 million, or 39%, to $68.9 million for the quarter. Of this increase $12.1 million was attributable to acquisitions, primarily from the acquisition of Fifth Third Insurance Services, Inc., now Hub International of Indiana Limited (Hub Indiana) and Hooper Hayes & Associates, Inc., (Hooper Hayes) now part of Hub International of California, Inc. (Hub California), and $7.3 million was attributable to organic growth. Of our total organic growth of 15%, 2.4% resulted from the strengthening of the Canadian dollar in the first quarter of 2003 as compared with the first quarter of last year. We define organic growth as an increase in revenue for one period as compared with a prior period, including net new business and net increases in commissions from existing business. Revenue from a brokerage we acquire is excluded from the calculation of organic growth for the first 12 months after the acquisition.

As mentioned above our revenue increased 39% for the quarter, while net earnings before income taxes and net earnings increased 104% and 80%, respectively. Our diluted earnings per share increased 33% to $0.28. The growth rate of diluted earnings per share did not keep pace with the growth rate of net earnings due to a substantial increase in the number of shares outstanding for the three months ended March 31, 2003 as compared with the prior year quarter primarily as a result of 6.9 million shares issued due to our U.S. initial public offering in June 2002.

During the first quarter of 2003, we acquired two insurance brokerages. Total annual revenue acquired through these acquisitions was $1.0 million.

20 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

Results of Operations

Three months ended March 31, 2003 compared with three months ended March 31, 2002
(in thousands of U.S. dollars, except percentages)

The table below shows a breakdown of our revenue by segment and type for the three months ended March 31, 2003 including organic growth:

					Net
					Adjustment
	Revenue		Total	Total	For	Organic	Organic
			Change	Growth	(Acquisitions)	Growth	Growth
	2003	2002	($)	(%)	and Disposals	($)	(%)

Total
Commission Income	$54,515	$41,410	$13,105	32%	$(9,206)	$3,899	9%
Contingent Commissions and Volume Overrides	12,364	6,158	6,206	101%	(2,700)	3,506	57%
Other Income	1,998	1,916	82	4%	(139)	(57)	(3)%

Total	$68,877	$49,484	$19,393	39%	$(12,045)	$7,348	15%

USA
Commission Income	$34,960	$25,043	$9,917	40%	$(8,983)	$934	4%
Contingent Commissions and Volume Overrides	8,787	3,548	5,239	148%	(2,622)	2,617	74%
Other Income	1,532	1,513	19	1%	(143)	(124)	(8)%

Total	$45,279	$30,104	$15,175	50%	$(11,748)	$3,427	11%

Canada
Commission Income	$19,555	$16,367	$3,188	19%	$(223)	$2,965	18%
Contingent Commissions and Volume Overrides	3,577	2,610	967	37%	(78)	889	34%
Other Income	466	403	63	16%	4	67	17%

Total	$23,598	$19,380	$4,218	22%	$(297)	$3,921	20%

Revenue. We increased total revenue by $19.4 million, or 39%, to $68.9 million in 2003 from $49.5 million in 2002. Of this increase, $12.1 million or 62% was attributable to acquisitions, primarily from the acquisitions of Hooper Hayes, now part of Hub California, and Hub Indiana in 2002, and $7.3 million or 15% was attributable to organic growth. Of our total organic growth for the quarter, 2.4% resulted from the strengthening of the Canadian dollar in the first quarter of 2003 as compared with the first quarter of last year. Commission income increased by $13.1 million, or 32%, to $54.5 million in 2003, from $41.4 million in 2002. Excluding the effect of acquisitions, commission income increased by $3.9 million, or 9%, due to organic growth including the continued firm premium rate environment. In 2003, revenue from contingent commissions and volume overrides, which are typically more heavily concentrated in the first quarter, increased by $6.2 million, or 101%, to $12.4 million from $6.2 million in 2002. Excluding the effects of acquisitions of $2.7 million, contingent commissions and volume overrides increased by $3.5 million or 57% as compared with the prior year. Of this increase, approximately $2.1 million represents contingent commission payments received in the first quarter of this year, whereas similar payments in the prior year were received in the second quarter. Accordingly, this timing difference will cause a reduction in contingent commissions in the second quarter of 2003 as compared with the same period of 2002. In addition, contingent commissions were higher in 2003 due to enhanced relationships established with insurance companies and improved loss ratios. In 2003, other income, which includes fees and interest income, increased by $0.1 million, or 4%, to $2.0 million from $1.9 million in 2002. Excluding the effects of acquisitions of $0.1 million, organic growth of other income decreased by 3%.

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 21

    U.S. Operations

Total revenue from U.S. Operations increased by $15.2 million, or 50%, to $45.3 million in 2003 from $30.1 million in 2002. Excluding the effect of acquisitions, total revenue increased $3.4 million, or 11%, primarily due to increases in contingent commissions and volume overrides. Commission income increased by $10.0 million, or 40%, to $35.0 million in 2003 from $25.0 million in 2002. Excluding the effect of acquisitions, commission income increased $1.0 million, or 4% due to organic growth. Revenue from contingent commissions and volume overrides increased by $5.2 million, or 148%, to $8.8 million in 2003 from $3.6 million in 2002. Excluding the effect of acquisitions of $2.6 million, contingent commissions and volume overrides increased by $2.6 million, or 74%, as compared with the prior year. Of this increase, approximately $1.8 million related to contingent commissions earned in the prior year in the second quarter. Accordingly, this timing difference will cause a reduction in contingent commissions in the second quarter of 2003 as compared with the same period of 2002. In addition, contingent commissions were higher in 2003 due to enhanced relationships established with insurance companies and improved loss ratios. Other income, which includes fees and interest income, remained constant. Excluding the effect of acquisitions of $0.2 million, other income decreased $0.2 million, or 8% from 2002.

    Canadian Operations

Total revenue from Canadian Operations increased by $4.2 million, or 22%, to $23.6 million in 2003 from $19.4 million in 2002. Excluding the effect of acquisitions of $0.3 million, total revenue increased by $3.9 million or 20%. This increase was primarily due to increases in commission income. Of our total organic growth for the quarter of 20%, 6.2% resulted from the strengthening of the Canadian dollar in the quarter as compared with the first quarter of last year. Commission income increased by $3.1 million, or 19%, to $19.5 million in 2003 from $16.4 million in 2002. Excluding the effect of acquisitions of $0.2 million, commission income increased by $2.9 million, or 18%, the result of organic growth. Contingent commissions and volume overrides increased by $1.0 million, or 37%, to $3.6 million in 2003 from $2.6 million in 2002. This increase is primarily due to improved loss ratios. In addition, approximately $0.3 million of contingent commissions for the quarter were earned in the prior year in the second quarter. Other income, which includes fees and interest income, increased by $0.1 million, or 16%, to $0.5 million in 2003 from $0.4 million in 2002, primarily due to an increase in interest income.

Compensation. Compensation costs in 2003 increased by $9.3 million, or 34%, to $37.0 million from $27.7 million in 2002. Compensation costs as a percentage of total revenue decreased 2% to 54% from 56% in 2002. This proportional decrease resulted largely from revenue growth as certain fixed compensation costs remained constant.

Selling, occupancy and administration. Selling, occupancy and administration expenses increased by $2.2 million, or 21%, to $13.1 million in 2003 from $10.9 million in 2002. As a percentage of total revenue, selling, occupancy and administration expenses decreased to 19% in 2003 from 22% in 2002. This proportional decrease was due to efforts to ensure that certain fixed costs remained constant while revenue grew.

Depreciation. Depreciation expenses increased by $0.1 million, or 9%, to $1.4 million in 2003 from $1.3 million in 2002. Depreciation expenses as a percentage of total revenue decreased to 2% in 2003 from 3% in 2002.

Interest expense. Interest expense decreased by $1.3 million, or 49%, to $1.4 million in 2003 from $2.7 million in 2002. This reduction is primarily due to substantially lower debt as we repaid $122.5 million of our total outstanding long-term debt and subordinated convertible debentures, in June, 2002, with proceeds from the sale of Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. and our U.S. initial public offering.

Intangible asset amortization. Intangible asset amortization increased by $0.4 million, or 111%, to $0.8 million in 2003 from $0.4 million in 2002. This increase was due to acquisitions in 2002, primarily Hub Indiana and Hooper Hayes.

Loss (gain) on put option liability. The loss on put option liability of less than $0.1 million in 2003, as compared with a gain of $0.4 million in 2002, reflects changes in the fair value of put options granted by us. The decrease over 2002 of $0.4 million relates to the release of put option liability by the former owners of Burnham Insurance Group, Inc. We issued put options as consideration for certain businesses acquired in the second and third quarters of 2001. The related put option liability is classified as long-term debt at fair value until such time as the options are exercised

22 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

or expire. Factors affecting the fair market value of the put option are the stock price, stock volatility and interest rates.

Non-cash stock option compensation. Non-cash stock option compensation of $1.0 million in 2003 reflects the impact of approximately 1.3 million stock options granted in June, 2002 and 0.3 million stock options granted in February, 2003 with an exercise price of $15.67 and $13.79, respectively, as well as the impact of expensing the estimated value of stock options that we anticipate granting next year for 2003 executive management profitability bonuses. Our policy is to expense the fair value of stock options granted to employees over the period in which entitlement to the compensation vests. Non-cash stock option compensation was 1.4% of total revenue for 2003.

Provision for income tax expense. Income taxes in the first quarter of 2003 and 2002 amounted to $5.4 million and $2.1 million, respectively, resulting in an effective tax rate of 38% and 29% in 2003 and 2002, respectively. The increase in our effective tax rate was primarily the result of a higher percentage of income taxed in the U.S. where tax rates are significantly higher than in other jurisdictions.

Net earnings. Net earnings in 2003 increased by $4.0 million, or 80%, to $8.9 million in 2003 compared with $4.9 million in 2002. Basic earnings per share increased 20% to $0.30 in 2003 compared with $0.25 per share in 2002. Diluted earnings per share increased 33% to $0.28 in 2003 from $0.21 in 2002.

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

As of March 31, 2003, we had cash and cash equivalents of $43.2 million, an increase of $2.6 million from $40.6 million as of December 31, 2002. For the three months ended March 31, 2003 and 2002, $14.7 million and $(6.5) million, respectively, of cash was provided by (used for) operating activities. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. The reason for the increase of $21.2 million in cash provided by operating activities for the three months ended March 31, 2003 versus the same period for 2002 is due to a net pay down of accounts payable and accrued liabilities in the first quarter of 2002 and an increase in net earnings, in 2003, adjusted for items not affecting cash. For the three months ended March 31, 2003, $0.7 million of cash was used in financing activities, primarily for the repayment of long-term debt and capital leases. For the three months ended March 31, 2003, $12.4 million of cash was used in investing activities, primarily for the acquisitions of property and equipment and the purchase of subsidiaries. For the three months ended March 31, 2003, the effect of exchange rate changes on cash and cash equivalents was $1.0 million.

Net debt, defined as long-term debt, including the current portion of long-term debt, and subordinated convertible debentures less non-trust cash, as of March 31, 2003, was $63.7 million compared with $66.4 million as of December 31, 2002. Our debt to capitalization ratio (defined as debt expressed as a percentage of debt and shareholders’ equity) decreased to 26% at March 31, 2003, compared with 27% at December 31, 2002. As of March 31, 2003, we were in compliance with the financial covenants under our credit facilities.

We believe that our existing cash, funds generated from operations and borrowings available under our credit facilities will be sufficient to satisfy our financial requirements, including some strategic acquisitions, during the next twelve months. We may finance acquisitions with available cash or an existing credit facility, but may, depending on the number and size of future acquisitions, need to supplement our finance requirements with the proceeds from debt financing, the issuance of equity securities, or a combination of both. If we are unable to obtain additional

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 23

financing on acceptable terms, the extent to which we can increase our market share or expand our business through acquisitions may be limited.

Contingent Obligations

Acquisitions

Contingent consideration may be issued in connection with the 2001 acquisition of J.P. Flanagan Corporation (Flanagan) as follows:

Contingent
	Contingent	Consideration
	Consideration	Target
Year	(000’s)	criteria

2003	126 shares	Revenue
2003	75 shares	Profitability

The 2003 shares include 38 shares in each category that have been carried over from 2002. The former owners of Flanagan will be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

In connection with the 2002 acquisition of C.S. Nenner Insurance Agency, Inc. (Nenner) the former owners of Nenner are entitled to contingent consideration based upon the acquired operations achieving profitability targets over a period of three years from the date of acquisition. As of March 31, 2003, we estimate the total contingent payment for Nenner to be approximately $4,500 of which 90% is payable in cash and 10% is payable in common shares. As of March 31, 2003, we have recorded liabilities and the related adjustment to goodwill as it related to the this contingent consideration in the amount of $486 based upon amounts earned to-date by the former owners of Nenner. In addition, diluted shares outstanding has been increased for the common shares that will be issued.

Other

In connection with our executive share purchase plan, under certain circumstances we may be obligated to purchase loans previously received by certain of our officers, directors and employees from a Canadian chartered bank totaling $5,417 and $5,077 as of March 31, 2003 and December 31, 2002, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 598 and 602 common shares as of March 31, 2003 and December 31, 2002, respectively, which have a market value of $8,060 and $7,677 as of March 31, 2003 and December 31, 2002, respectively. Interest on the loans in the amount of $68 and $61 for the three months ending March 31, 2003 and 2002, respectively was paid by us and is included in compensation expense.

We have committed to award, under our equity incentive plan, an aggregate of 266 restricted shares that will be paid for by the participants with loans either from us or from a bank (guaranteed by us). In addition, we have committed to award an aggregate of 471 restricted share units that are exercisable for common shares without payment of cash consideration. As of March 31, 2003 no restricted shares or restricted share units had been awarded or issued.

We anticipate that we will grant stock options in February 2004 in partial consideration of executive management profitability bonuses for 2003. Management has estimated the amount of these bonuses for 2003, and the fair value of the stock options likely to be granted. In accordance with the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, the fair value of these options is being recognized as an expense evenly over the period they are earned. Expenses for these options for the three months ended March 31, 2003 was $349 and is included in non-cash stock option compensation with an offsetting credit to contributed surplus.

In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution

24 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or our results of operations.

Shareholders’ equity

Share repurchases. For the three months ended March 31, 2003, no common shares were repurchased by us, other than $33 under the executive purchase plan.

Shares reserved for issuance. As of March 31, 2003, 2.1 million common shares were reserved for issuance under our equity incentive plan. As of March 31, 2003, 1.5 million stock options were outstanding which would reduce such shares reserved for issuance.

Shareholders’ equity increased by $15.8 million, or 5.6%, to $300.1 million as of March 31, 2003 from $284.3 million as of December 31, 2002. This increase resulted from net earnings of $8.9 million, and an increase in contributed surplus of $1.0 million related primarily to non-cash stock option expense, as well as an increase in the cumulative translation account of $7.4 million, due mainly to the strengthening of the Canadian dollar compared to the U.S. dollar in the first quarter of 2003. The increase in shareholders’ equity was offset by the declaration of dividends of $1.5 million in the first quarter of 2003.

Market risk

Interest rate risk

We are exposed to interest rate risk in connection with our credit facilities. We had approximately $50.0 million of floating rate bank debt outstanding at March 31, 2003. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt as of March 31, 2003 will result in a $0.3 million decrease in our net earnings.

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

The Canadian dollar is subject to volatility and has experienced a significant decline in its value compared to the U.S. dollar in recent years but has increased in value in the first quarter of 2003. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the three months ended March 31, 2003, and 2002.

	2003		2002
(in thousands of U.S. dollars, except percentages)

Revenue	+	/-$357	+	/-$309
Net earnings	+	/-$ 18	+	/-$ 49
Cumulative translation account	+	/-$118	+	/-$718

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

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 25

Related party transactions

In the three months ended March 31, 2003 and 2002 we had transactions with and recorded revenue from the following related parties (the Fairfax Companies):

	2003	2002

Lombard General Insurance Company of Canada	$3,291	$1,867
Commonwealth Insurance Company	78	74
Federated Insurance Company of Canada	16	13
Markel Insurance Company of Canada	25	5
Crum & Forster Holdings, Inc.	217	96
TIG Specialty Insurance Company	31	—
Fairfax Inc.	2,063	—

	$5,721	$2,055

As of March 31, 2003 and December 31, 2002 we had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,250 and $2,104, at March 31, 2003, respectively, and $4,055 and $12,180, at December 31, 2002, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax Financial Holdings Limited (Fairfax), which owns approximately 33% of our outstanding common shares if Fairfax converted the convertible subordinated debentures it holds through certain of its subsidiaries. All of our transactions with the Fairfax companies are conducted in the normal course of business and at fair value. In the aggregate, our brokerage subsidiaries generated approximately 8% of our total revenue for the three months ended March 31, 2003 from these related parties.

As of March 31, 2003 and December 31, 2002, long-term debt related to put options of $6,405 and $5,940, respectively, and subordinated convertible debentures of $35,000 at March 31, 2003 and December 31, 2002, are due to related parties.

During the three months ended March 31, 2003 and 2002, we incurred expenses related to rental of premises from related parties in the amount of $966, and $912, respectively. At March 31, 2003 and December 31, 2002 we also had receivables due from related parties in the amount of $3,329 and $3,256, respectively, of which the majority were loans to employees to enable them to purchase our common shares.

Off-Balance Sheet Transactions

We have no material off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies have not changed from December 31, 2002.

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

26 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

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

Item 2. Changes in Securities and Use of Proceeds

On March 19, 2003 we issued 1,228 common shares to certain former shareholders of the Burnham Insurance Group, Inc. in connection with contingent obligations we had in connection with the acquisition of that brokerage.

Item 5. Other Information

Information Concerning Forward-Looking Statements

This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.

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

Dividends

On March 5, 2003 the Board of Directors declared a dividend of $0.05 on our common shares, payable April 30, 2003 for the quarter ended March 31, 2003 to shareholders of record on April 15, 2003.

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 27

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003.
99.2	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

We filed a Current Report on Form 8-K on January 1, 2003 announcing our acquisition of Fifth Third Insurance Services, Inc. We subsequently filed an amendment to the Current Report on an 8-K/ A dated March 17, 2003 which provided the related financial statements and pro-forma financial information initially omitted from the registrant’s Current Report on Form 8-K.

We filed a Current Report on Form 8-K on March 6, 2003 furnishing a press release which provided updated earnings guidance.

28 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

/s/ DENNIS J. PAULS

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

DATE: May 12, 2003

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 29

CERTIFICATIONS

I, Martin P. Hughes, Chairman of the Board and Chief Executive Officer, of Hub International Limited, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hub International Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ MARTIN P. HUGHES

Martin P. Hughes
Chairman of the Board and Chief Executive Officer

DATE: May 12, 2003

30 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003

I, Dennis J. Pauls, Vice President and Chief Financial Officer, of Hub International Limited, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hub International Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

/s/ DENNIS J. PAULS

Dennis J. Pauls
Vice President and Chief Financial Officer

DATE: May 12, 2003

INTERIM REPORT MARCH 31, 2003	HUB INTERNATIONAL LIMITED 31

EXHIBIT INDEX

99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003.
99.2	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2003