Form 10-Q
period 2003-06-30
HUB INTERNATIONAL LTD
filed 2003-08-13
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2003

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

Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at August 11, 2003 30,268,600

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of June 30, 2003 and December 31, 2002

(in thousands of U.S. dollars)

	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,078	$40,642
Trust cash	44,081	53,648
Accounts and other receivables	154,058	136,567
Income taxes receivable	4,918	2,153
Future income taxes	3,526	3,324
Prepaid expenses	2,189	1,587

Total current assets	271,850	237,921
Goodwill	298,130	281,727
Other intangible assets	43,266	44,164
Property and equipment	22,110	21,298
Future income taxes	5,398	3,715
Other assets	7,585	8,051

Total assets	$648,339	$596,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$196,875	$187,034
Contingent consideration payable	—	8,423
Income taxes payable	1,235	1,198
Future income taxes	1,897	1,164
Current portion long-term debt and capital leases	2,957	3,029

Total current liabilities	202,964	200,848
Long-term debt and capital leases	83,475	69,009
Subordinated convertible debentures	35,000	35,000
Future incomes taxes	9,932	7,745

Total liabilities	331,371	312,602

Commitments and Contingencies
Shareholders’ equity
Share capital	246,863	235,197
Contingently issuable shares	—	13,743
Contributed surplus	3,497	1,234
Cumulative translation account	18,718	2,185
Retained earnings	47,890	31,915

Total shareholders’ equity	316,968	284,274

Total liabilities and shareholders’ equity	$648,339	$596,876

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 3

Hub International Limited

Consolidated Statements of Earnings

For the three months and the six months ended June 30, 2003 and 2002

(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Second quarter		First six months

	2003	2002	2003	2002

Revenue
Commission income	$69,442	$52,140	$123,957	$93,550
Contingent commissions and volume overrides	2,889	3,273	15,253	9,431
Other	1,824	1,883	3,822	3,799

	74,155	57,296	143,032	106,780

Expenses
Compensation	39,884	29,824	76,903	57,514
Selling, occupancy and administration	13,801	11,394	26,900	22,254
Depreciation	1,517	1,354	2,911	2,634
Interest expense	1,516	2,404	2,883	5,098
Intangible asset amortization	756	379	1,557	758
(Gain) loss on disposal of property, equipment and other assets	65	(2,530)	9	(2,572)
(Gain) on put option liability	(267)	(305)	(240)	(678)
Non-cash stock based compensation	1,258	—	2,220	—

	58,530	42,520	113,143	85,008

Net earnings before income taxes	15,625	14,776	29,889	21,772

Provision for income tax expense
Current	3,604	3,233	9,265	6,014
Future	1,912	831	1,611	107

	5,516	4,064	10,876	6,121

Net earnings	$10,109	$10,712	$19,013	$15,651

Earnings per share
Basic	$0.34	$0.53	$0.65	$0.79
Diluted	$0.31	$0.41	$0.59	$0.63
Weighted average shares outstanding
— Basic (000’s)	29,326	20,195	29,326	19,846
Weighted average shares outstanding
— Diluted (000’s)	33,930	27,919	33,632	27,598

(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

Hub International Limited

Consolidated Statements of Retained Earnings

For the six months ended June 30, 2003 and 2002

(in thousands of U.S. dollars)
(Unaudited)

	2003	2002

Retained earnings — Beginning of period	$31,915	$6,995
Net earnings	19,013	15,651
Dividends	(3,038)	(1,950)

Retained earnings — End of period	$47,890	$20,696

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months and six months ended June 30, 2003 and 2002

(in thousands of U.S. dollars)
(Unaudited)

	Second quarter		First six months

	2003	2002	2003	2002

OPERATING ACTIVITIES
Net earnings	$10,109	$10,712	$19,013	$15,651
Items not affecting working capital
Amortization and depreciation	2,273	1,733	4,468	3,392
(Gain) loss on disposal of property, equipment and other assets	65	(2,530)	9	(2,572)
(Gain) on put option liability	(267)	(305)	(240)	(678)
Non-cash stock based compensation	1,258	—	2,220	—
Future income taxes	1,912	831	1,611	107
Non-cash working capital items
Trust cash	(6,154)	(3,818)	9,567	5,664
Accounts and other receivables	(48,036)	(44,045)	(10,069)	(20,219)
Prepaid expenses	800	777	(489)	313
Accounts payable and accrued liabilities	55,105	43,855	4,277	(1,235)
Other assets	(2,420)	—	(2,320)	—
Income taxes	(4,662)	(1,013)	(2,844)	(771)

Net cash flows from (used for) operating activities	9,983	6,197	25,203	(348)

INVESTING ACTIVITIES
Property and equipment — purchases	(1,458)	(910)	(3,036)	(1,691)
Property and equipment — proceeds on sale	20	—	27	—
Proceeds from investment held for sale	—	43,521	—	43,521
Purchase of subsidiaries, net of cash received	(1,161)	(993)	(12,385)	(993)
Sale of subsidiaries	160	719	451	1,687
Other assets	(705)	185	(721)	22

Net cash flows from (used for) investing activities	(3,144)	42,522	(15,664)	42,546

FINANCING ACTIVITIES
Bank debt	—	(55,000)	—	(55,000)
Long-term debt — advances	65,000	—	65,000	—
Long-term debt and capital leases — repayments	(50,597)	(41,368)	(51,313)	(43,300)
Subordinated convertible debenture — repayment	—	(26,800)	—	(26,800)
Share capital — issued for cash, net of issue costs	—	88,091	(32)	88,091
Dividends paid	(3,038)	(1,950)	(3,038)	(1,950)

Net cash flows from (used for) financing activities	11,365	(37,027)	10,617	(38,959)

Effect of exchange rate changes on cash and cash equivalents	1,651	—	2,280	—

Change in cash and cash equivalents	19,855	11,692	22,436	3,239
Cash and cash equivalents — Beginning of period	43,223	18,526	40,642	26,979

Cash and cash equivalents — End of period	$63,078	$30,218	$63,078	$30,218

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months and six months ended June 30, 2003 and 2002 (unaudited)

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

2.  Summary of significant accounting policies

The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (Canadian GAAP) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2002 as set out on pages 39 to 68 of the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. These interim consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2002, except for a change in the presentation of executive share purchase plan loans as described in note 7. The results of the operations are not necessarily indicative of the operating results for the fiscal year or any future period. These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and, to the extent that they affect the Company, the differences are described in note 14 “Reconciliation to U.S. GAAP.”

3.  Recent acquisitions

During the second quarter of 2003, the Company acquired two insurance brokerages for approximately $1,221. These acquisitions were accounted for under the purchase method. The allocation of aggregate purchase prices to the fair value of the assets acquired was as follows: goodwill — $1,033, customer relationships — $206, non-competition covenants — $24, working capital — $(42).

4.  Intangible assets

The changes in the carrying amount of goodwill for the three months and six months ended June 30, 2003 are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2002	$75,401	$206,326	$281,727
Goodwill (disposed)/acquired, during period	38	2,783	2,821
Cumulative translation adjustment	5,542	—	5,542

Balance as of March 31, 2003	$80,981	$209,109	$290,090
Goodwill (disposed)/acquired, during period	440	792	1,232
Cumulative translation adjustment	6,808	—	6,808

Balance as of June 30, 2003	$88,229	$209,901	$298,130

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 7

As of June 30, 2003 and December 31, 2002 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of June 30, 2003			As of December 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Total	amount	amortization	Total

Definite life intangible assets:
Customer relationships	$42,364	$3,897	$38,467	$41,762	$2,383	$39,379
Indefinite life intangible assets:
Non-competition covenants	2,367	155	2,212	2,298	100	2,198
Trademarks	2,587	—	2,587	2,587	—	2,587

Total	$47,318	$4,052	$43,266	$46,647	$2,483	$44,164

Additions for the six months ended 2003 were as follows:

2003

Definite life intangible assets:
Customer relationships	$582
Indefinite life intangible assets:
Non-competition covenants	67

Total	$649

The Company is unable to estimate the useful life of non-competition covenants and trademarks. These indefinite life intangible assets will be reviewed at least annually for impairment. Once a non-competition covenant is triggered, following the employee leaving the Company, the Company’s policy is to amortize the related intangible asset over the period of the remaining contractual obligation.

For the three months and six months ended June 30, 2003 and 2002, amortization was comprised of the following:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2003	2002	2003	2002

Customer relationships	$721	$368	$1,502	$737
Non-competition covenants	35	11	55	21

Total	$756	$379	$1,557	$758

We estimate that our amortization charges for 2003 through 2007 for all acquisitions consummated to date will be:

	2003	2004	2005	2006	2007

Year ended December 31,
Customer relationships	$2,994	$2,987	$2,987	$2,987	$2,987
Non-competition covenants	158	26	7	3	2

Total	$3,152	$3,013	$2,994	$2,990	$2,989

8 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

5.  Debt

Long-term debt and capital leases

	June 30,	December 31,
	2003	2002

Series A Senior Notes, with interest at 5.71%(1)	$10,000	$—
Series B Senior Notes, with interest at 6.16%(1)	55,000	—
Revolving U.S. Dollar LIBOR loan(2)	—	50,000
Put options(3)	6,668	5,940
Term loan, interest only at 10%, due February 2007(4)	7,500	7,500
Term loan with interest at prime plus 3/4%, repayable at $26 monthly, due August 2005(5)	525	587
Term loan with interest at 9%, repayable at $46 monthly, due October 2005(5)	933	1,133
Note payable with interest at 5.92%, repayable at $272 annually, due November 2005	757	735
Term loan with interest at 8%, repayable at $18 monthly, due July 2010	1,178	1,238
Various other unsecured notes payable and debt	3,058	3,912
Capital leases(5)	813	993

Long-term debt and capital leases	86,432	72,038
Less current portion	(2,957)	(3,029)

	$83,475	$69,009

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ending June 30,
2004	$2,957
2005	2,087
2006	4,390
2007	8,607
2008	3,547
2009 and thereafter	64,844

$86,432

(1)	Senior Notes — In June 2003, the Company, completed a private placement of $65 million in principal amount of unsecured senior notes (Senior Notes). The Senior Notes have been issued in two series: Series A represents $10 million of 5.71% Senior Notes with interest due semi-annually, and principal due of $3,333 annually, June 15, 2008 through June 15, 2010 and Series B represents $55 million of 6.16% Senior Notes with interest due semi-annually, and principal due of $11,000 annually June 15, 2009 through June 15, 2013. The Senior Notes have been sold on a private basis in the United States to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933. Net proceeds of the sale of the Senior Notes were used to pay down $50 million of the Company’s revolving U.S. Dollar Libor Loan with the balance for general corporate purposes, which may include future acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the Senior Notes, which were capitalized and are being amortized to expense over the term of the Senior Notes. At June 30, 2003, $65 million was outstanding under the Senior Notes. The Company is in compliance with all financial covenants governing these notes.

(2)	Revolving U.S. dollar LIBOR loan — Borrowings under this $50 million facility totaled $NIL and $50.0 million at June 30, 2003 and December 31, 2002, respectively and are accessed at a floating rate of 112.5 basis points above LIBOR, which was 1.12% and 1.42% at June 30, 2003 and December 31, 2002, respectively. This facility which was to expire on June 20, 2003 was extended for thirty days to July 20, 2003. Subsequent to June 30, 2003, the Company has renegotiated this facility. See note 16 “Subsequent events.”

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 9

(3)	Put Options — Long-term debt at June 30, 2003 and December 31, 2002, includes the estimated value of the financial liability of $6,668 and $5,940, respectively, relating to put options on 730 common shares, exercisable at a price of C$17.00 per share, issued to former owners of Flanagan who are officers and employees of the Company. The put options are exercisable as follows:

Shares
Exercise Date	(000’s)

May 31, 2006	365
May 31, 2007	73
May 31, 2011	292

730

The Company will not be required to settle the liabilities in cash if the common share price exceeds C$17.00 on each of the above mentioned exercise dates. Any put options not exercised on the exercise date immediately expire.

(4)	This term loan is from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduce the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement both the annual interest payments as well as the principal payment can be reduced to zero. Credits were earned for 2002 which reduced interest payments to zero from $229. It was not yet determinable if a credit had been earned for 2003.

(5)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at June 30, 2003 and December 31, 2002, respectively.

Demand U.S. dollar base rate loan

Borrowings under this $8.9 million facility totaled $NIL at June 30, 2003 and December 31, 2002 and are accessed at the bank’s U.S. base rate plus 50 basis points which was 5.00% and 5.25% at June 30, 2003 and December 31, 2002, respectively. Payment is due on demand.

Subordinated convertible debentures

In connection with the acquisition of Kaye Group Inc. (Kaye) on June 28, 2001, the Company issued $35 million aggregate principal amount, 8.5% convertible subordinated debentures (the Fairfax notes) due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of the Company’s outstanding common shares as of June 30, 2003.

6. Commitments and contingencies

(a)	In connection with the Company’s executive share purchase plan, under certain circumstances the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $5,840 and $5,077 as of June 30, 2003 and December 31, 2002, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 594 and 602 common shares as of June 30, 2003 and December 31, 2002, respectively, which have a market value of $10,074 and $7,677 as of June 30, 2003 and December 31, 2002, respectively. Interest on the loans in the amount of $80 and $148 for the three months and six months ended June 30, 2003 and $66 and $12 for the respective periods in 2002, was paid by the Company and is included in compensation expense.

10 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

(b)	The Company anticipates that stock options will be granted in February 2004 in partial consideration of executive management profitability bonuses for 2003. Management has estimated the amount of these bonuses for 2003, and the fair value of stock options likely to be granted. In accordance with the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, the fair value of these options is being recognized as an expense evenly over the period they are earned. The expense for these options for the three months and six months ended June 30, 2003 was $381 and $720, respectively, and $NIL for the respective periods in 2002, and is included in non-cash stock based compensation with an offsetting credit to contributed surplus.

(c)	Contingent consideration may be issued in connection with the 2001 acquisition of J.P. Flanagan Corporation (Flanagan) as follows:

Contingent
	Contingent	Consideration
	Consideration	Target
Year	(000’s)	criteria

2003	126 shares	Revenue
2003	75 shares	Profitability

The 2003 shares include 38 shares in each category that have been carried over from 2002. The former owners of Flanagan will be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

In connection with the 2002 acquisition of C.S. Nenner Insurance Agency, Inc. (Nenner) the former owners of Nenner are entitled to contingent consideration based upon the acquired operations achieving profitability targets over a period of three years from the date of acquisition. As of June 30, 2003, we estimate the total contingent payment for Nenner over the next three years to be approximately $4,500 of which 90% is payable in cash and 10% is payable in common shares. As of June 30, 2003, the Company has recorded liabilities and the related adjustment to goodwill as it related to this contingent consideration in the amount of $486 based upon amounts earned to-date by the former owners of Nenner. In addition, diluted shares outstanding has been increased for the common shares that may be issued.

In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2002 we issued 195,825 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of June 30, 2003 none of the Retractable Shares have been released from escrow.

(d)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 11

7.  Shareholders’ equity

Share capital

At June 30, 2003 and December 31, 2002, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At June 30, 2003 and December 31, 2002, there were an unlimited number of common shares authorized, of which 30,252 and 29,025 were issued and outstanding as at June 30, 2003 and December 31, 2002, respectively.

	Common shares

	Outstanding
	(000’s)	Amount

Balance, December 31, 2002	29,025	$235,197
Repurchases of executive share purchase plan shares	(4)	(43)
IPO costs, net of future tax asset	—	(16)
Contingently issuable shares issued	1,231	13,792
Reclassification of executive share purchase plan loans	—	(2,067)

Balance, June 30, 2003	30,252	$246,863

The Company has reclassified certain executive share purchase plan loans previously included as accounts receivable as a deduction from shareholders’ equity in accordance with the requirements of Emerging Issues Committee Abstract 132 “Share Purchase Financing.”

Cumulative translation account

Balance, December 31, 2002	$2,185
Translation of self-sustaining foreign operations	17,779
Translation of debt financing of self-sustaining foreign operations	(1,246)

Balance, June 30, 2003	$18,718

Contributed surplus

Contributed surplus at June 30, 2003 and December 31, 2002 of $3,497 and $1,234, respectively, is primarily related to non-cash stock based compensation.

8.  Equity Incentive Plan

On February 28, 2003, the Company granted options exercisable for 267 common shares at an exercise price of $13.79 per share, the U.S. dollar equivalent of the closing sales price of the Company’s common shares on the TSX on that date. The maximum option term is seven years, and the options vest as to one-third per year over three years of continuous employment.

A summary of the stock option activity and related information for the six months ended June 30, 2003 consists of the following:

	Number	Weighted-average
	(000’s)	exercise price

Balance, December 31, 2002	1,270	$15.67
Granted	267	$13.79
Forfeited	(31)	$15.67

Balance, June 30, 2003	1,506	$15.34

12 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

The following table summarizes information about the stock options outstanding at June 30, 2003:

	Options Outstanding
			Number of
	Number	Weighted-average	Options
	Outstanding	Remaining	Exercisable
	(000’s)	Contractual life	(000’s)
Exercise Price
$15.67	1,239	5.95 years	420
$13.79	267	6.67 years	6

	1,506	6.07 years	426

The aggregate fair value of options granted on February 28, 2003 of $1,230 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 2.0%, (ii) expected volatility range of 40.1%, (iii) risk-free interest rate of 2.9% and (iv) expected life of five years. The fair value of the options granted is being recognized as an expense over the vesting period. For the three months and six months ended June 30, 2003, non-cash stock based compensation related to stock options of $1,046 and $2,008, respectively, and $NIL for the respective periods in 2002, was expensed with an offsetting credit to contributed surplus.

Shares derived from the options are held in escrow and subject to transfer restrictions for the period of five years from the date the options are granted, subject to early release in certain circumstances.

On June 30, 2003, the Company awarded 610 restricted share units to employees of the Company. The restricted share units are exercisable for common shares without payment of cash consideration and vest over periods ranging from 68 months to 95 months. The Company’s accounting policy is to recognize the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests. For the three months and six months ended June 30, 2003, non-cash stock based compensation related to restricted share units of $212, and $NIL for the respective periods in 2002, was expensed with an offsetting credit to contributed surplus.

9.  Earnings per share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Certain stock options under the equity incentive plan in which the exercise price exceeds the average market price of the Company’s common shares for the period that the options were outstanding were dilutive for the three months and

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 13

six months ended June 30, 2003 and were included in the calculation of diluted earnings per share. Earnings per common share have been calculated as follows:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings (numerator)	$10,109	$10,712	$19,013	$15,651
Plus income effect of assumed conversions:
Interest on 8.5% subordinated convertible debentures (net of income tax)	472	799	943	1,603
Dividends in lieu of restricted share units	40	—	40	—

Net earnings plus assumed conversions (numerator)	$10,621	$11,511	$19,996	$17,254

Weighted average shares outstanding — basic (denominator)	29,326	20,195	29,326	19,846
Plus incremental shares from assumed conversions:
Put options	730	2,153	730	2,153
Restricted share units	610	—	152	—
Stock options	28	—	18	—
Retractable Shares	196	—	196	—
8.5% subordinated convertible debentures	3,040	5,571	3,210	5,599

Weighted average shares outstanding — Diluted (denominator)	33,930	27,919	33,632	27,598

Earnings per common share:
Basic	$0.34	$0.53	$0.65	$0.79
Diluted	$0.31	$0.41	$0.59	$0.63

10. Income taxes

Income taxes in the second quarter of 2003 and 2002 amounted to $5.5 million and $4.1 million, respectively, resulting in an effective tax rate of 35% and 28% in 2003 and 2002, respectively. The increase in our effective tax rate was primarily the result of the $2.6 million non-taxable gain on the sale of Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively Old Lyme) and the remainder was the result of a higher percentage of income taxed in the U.S. where tax rates are significantly higher than in other jurisdictions.

Old Lyme (an underwriter of insurance risks) was acquired on June 28, 2001 when the Company acquired Kaye Group Inc.

11. Interest and income taxes paid

Interest and income taxes paid for the three months and six months ending June 30, 2003 and 2002 were:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest paid	$553	$2,874	$1,085	$5,375
Income taxes paid	$7,328	$4,223	$11,772	$6,789

14 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

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

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended June 30,

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$42,772	$44,728	$87,500	$23,704	$33,614	$57,318
Corporate	4,891	477	5,368	4,921	49,026	53,947
Elimination of intra-segment revenue	(18,180)	(533)	(18,713)	(4,924)	(49,045)	(53,969)

	$29,483	$44,672	$74,155	$23,701	$33,595	$57,296

Net earnings before income taxes
Brokerage	$5,656	$11,200	$16,856	$4,678	$13,340	$18,018
Corporate	1,812	(3,043)	(1,231)	1,999	(5,241)	(3,242)

	$7,468	$8,157	$15,625	$6,677	$8,099	$14,776

Income taxes — current
Brokerage	$2,384	$2,347	$4,731	$1,929	$3,271	$5,200
Corporate	(82)	(1,045)	(1,127)	46	(2,013)	(1,967)

	$2,302	$1,302	$3,604	$1,975	$1,258	$3,233

Income taxes — future
Brokerage	$(356)	$2,036	$1,680	$(58)	$1,076	$1,018
Corporate	230	2	232	(187)	—	(187)

	$(126)	$2,038	$1,912	$(245)	$1,076	$831

Net earnings
Brokerage	$3,628	$6,817	$10,445	$2,807	$8,993	$11,800
Corporate	1,664	(2,000)	(336)	2,140	(3,228)	(1,088)

	$5,292	$4,817	$10,109	$4,947	$5,765	$10,712

Amortization of intangible assets	$17	$739	$756	$5	$374	$379
Additions to property and equipment	$610	$932	$1,542	$617	$306	$923
Depreciation	$547	$970	$1,517	$440	$914	$1,354
Interest income	$178	$173	$351	$167	$311	$478
Interest expense	$1,215	$301	$1,516	$2,150	$254	$2,404

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 15

	For the six months ended June 30,

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$66,336	$90,020	$156,356	$43,027	$63,708	$106,735
Corporate	10,541	1,012	11,553	10,009	49,293	59,302
Elimination of intra-segment revenue	(23,796)	(1,081)	(24,877)	(9,955)	(49,302)	(59,257)

	$53,081	$89,951	$143,032	$43,081	$63,699	$106,780

Net earnings before income taxes
Brokerage	$7,605	$24,195	$31,800	$5,901	$19,066	$24,967
Corporate	4,324	(6,235)	(1,911)	4,321	(7,516)	(3,195)

	$11,929	$17,960	$29,889	$10,222	$11,550	$21,772

Income taxes — current
Brokerage	$3,052	$8,118	$11,170	$2,462	$6,198	$8,660
Corporate	382	(2,287)	(1,905)	253	(2,899)	(2,646)

	$3,434	$5,831	$9,265	$2,715	$3,299	$6,014

Income taxes — future
Brokerage	$(203)	$1,476	$1,273	$(97)	$643	$546
Corporate	211	127	338	(439)	—	(439)

	$8	$1,603	$1,611	$(536)	$643	$107

Net earnings
Brokerage	$4,756	$14,601	$19,357	$3,536	$12,225	$15,761
Corporate	3,731	(4,075)	(344)	4,507	(4,617)	(110)

	$8,487	$10,526	$19,013	$8,043	$7,608	$15,651

Amortization of intangible assets	$28	$1,529	$1,557	$10	$748	$758
Additions to property and equipment	$1,610	$1,206	$2,816	$1,156	$538	$1,694
Depreciation	$1,029	$1,882	$2,911	$866	$1,768	$2,634
Interest income	$364	$415	$779	$293	$523	$816
Interest expense	$2,274	$609	$2,883	$4,537	$561	$5,098

	As of June 30, 2003 and December 31, 2002

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$170,520	$413,907	$584,427	$132,142	$412,379	$544,521
Corporate	56,112	7,800	63,912	28,920	23,435	52,355

	$226,632	$421,707	$648,339	$161,062	$435,814	$596,876

16 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

13. Related party transactions

In the three months and six months ended June 30, 2003 and 2002, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2003	2002	2003	2002

Northbridge Financial Corporation	$2,667	$4,539	$6,077	$6,498
Crum & Forster Holdings, Inc.	614	158	831	254
Fairfax Inc.	2,169	4,482	4,263	4,482

	$5,450	$9,179	$11,171	$11,234

As of June 30, 2003 and December 31, 2002 the Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,162 and $8,755, at June 30, 2003, respectively, and $2,104 and $12,180, at December 31, 2002, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of June 30, 2003.

As of June 30, 2003 and December 31, 2002, long-term debt related to put options of $6,668 and $5,940, respectively, and subordinated convertible debentures of $35,000 at June 30, 2003 and December 31, 2002, are due to related parties.

During the three months and six months ended June 30, 2003 and 2002, we incurred expenses related to rental of premises from related parties in the amount of $996, and $510, for 2003 and $800 and $355 for the respective periods in 2002. At June 30, 2003 and December 31, 2002 we also had receivables due from related parties in the amount of $3,414 and $3,256, respectively, of which the majority were loans to employees to enable them to purchase our common shares.

14. Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 17

Net earnings and comprehensive income

The table below presents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the three months and six months ended June 30, 2003 and 2002:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings for the period based on Canadian GAAP	$10,109	$10,712	$19,013	$15,651
Adjustment to investment held for sale (1)	—	(2,481)	—	(2,236)
Adjustment to put option liability (3)	(234)	(364)	(275)	(761)

Net earnings for the period based on U.S. GAAP (4)	9,875	7,867	18,738	12,654
Other comprehensive income: (5)
Unrealized (loss) gain, net of tax of $(32) — Q2/03, $16 — Q2/02, $22 — Q2/03 YTD, $(8) — Q2/02 YTD	50	(25)	(35)	14
Reclassification adjustment, net of tax of $49 — Q2/03, $(85) — Q2/02, $49 — Q2/03 YTD, $(85) Q2/02 YTD	(78)	138	(78)	138
Foreign currency translation adjustment	9,135	4,440	16,533	5,296

Comprehensive income based on U.S. GAAP (5)	$18,982	$12,420	$35,158	$18,102

Basic earnings per share based on U.S. GAAP	$0.34	$0.39	$0.64	$0.64
Diluted earnings per share based on U.S. GAAP	$0.30	$0.31	$0.59	$0.52

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

Shareholders’ equity based on Canadian GAAP	$316,968	$284,274
Adjustment to investment held for sale (1)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized (losses), net of tax of $124 — 2003, $51 — 2002	(196)	(83)
Cumulative translation account (2)	2,701	496
Adjustment to put option liability (3)	(1,854)	(1,702)
Executive share purchase plan loans	—	(1,912)

Shareholders’ equity based on U.S. GAAP (4)	$315,903	$279,357

Notes:

(1)	Under Canadian GAAP, Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively Old Lyme) was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until closing) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

Under U.S. GAAP, Old Lyme was recorded as an investment held for sale at its fair value of $40,938. Between acquisition and completion of the sale the carrying value of the investment was adjusted for increases in fair value due to changes in its U.S. GAAP net asset value and interest accretion. Such adjustments were reflected

18 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

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

The impact of the above noted Canadian and U.S. GAAP differences on earnings were as follows:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2003	2002	2003	2002

Gain recognized under Canadian GAAP not recorded under U.S. GAAP	$—	$(2,613)	$—	$(2,613)
Interest charged to earnings under Canadian GAAP not charged to earnings under U.S. GAAP	—	132	—	377

	$—	$(2,481)	$—	$(2,236)

(2)	Under U.S. GAAP, historical financial statements are translated using a different exchange rate, which: for assets and liabilities is the exchange rate at the balance sheet date; for the income statement is the average exchange rate for the period; and for the share capital accounts is the historical exchange rate.

The aggregate impact of these differences has been presented in the reconciliation of shareholders’ equity for Canadian to U.S. GAAP under the caption “cumulative translation account.”

(3)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with the Burnham Insurance Group, Inc. (Burnham) and Flanagan acquisitions was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition dates are included in earnings. Under U.S. GAAP, the fair value of the share consideration and the attached put options is initially recorded in equity. The redemption value of the shares to which the put options are attached has been reclassified as mezzanine equity outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. The fair value of the put options at the date of issuance is also recorded as a debit to shareholders’ equity, representing an unearned compensation expense, as the put options require the selling shareholders to remain employed by the Company in order to be able to exercise the put options. Compensation expense is being recognized using the straight-line method over the period from the issue date to the exercise date. The put options relating to the Burnham acquisition were relinquished December 31, 2002.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 19

(4)	The condensed consolidated statements of earnings and cash flows for the three months and six months ended June 30, 2003 and 2002 and the condensed consolidated balance sheets as at June 30, 2003 and December 31, 2002 under U.S. GAAP are as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2003	2002	2003	2002

Condensed consolidated statements of earnings:
Revenue	$74,155	$57,296	$143,032	$106,780
Net earnings before income taxes	$15,293	$11,897	$29,525	$18,759
Net earnings	$9,875	$7,867	$18,737	$12,654
Condensed consolidated statements of cash flows:
Cash provided by operating activities	$9,988	$6,385	$25,203	$251
Cash provided by (used in) investing activities	$(3,144)	$42,607	$(15,664)	$42,598
Cash provided by (used in) financing activities	$11,360	$(37,301)	$10,617	$(39,610)
Effect of exchange rate changes on cash and cash equivalents	$1,651	$—	$2,280	$—

	June 30,	December 31,
	2003	2002

Condensed consolidated balance sheets:
Total current assets	$271,850	$235,416
Total assets	$648,262	$593,337
Total current liabilities	$201,309	$200,848
Total liabilities	$324,646	$306,268
Mezzanine equity	$7,713	$7,712
Total shareholders’ equity	$315,903	$279,357

(5)	Under U.S. GAAP, comprehensive income is measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” (SFAS 130). This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

15. Effects of New Accounting Pronouncements.

Effective July 1, 2003, we adopted, for United States reporting purposes SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify financial instruments meeting certain criteria as liabilities (or assets in some circumstances) rather than equity. Management has yet to conclude on the impact of this new standard on the third quarter results of operations or financial position.

16. Subsequent events

(a)	On July 16, 2003, the Company entered into an interest rate swap agreement that effectively converted the fixed interest rate payments on the Senior Notes into floating based payments.

(b)	The revolving U.S. dollar LIBOR loan which expired on June 20, 2003 and was extended for thirty days was renegotiated in July 2003. Under the new terms, the unsecured facility totals $15 million and is accessed at

20 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

floating rate of prime plus 1% or 112.5 basis points above LIBOR. The facility expires in July 2004; however if the revolving period is not extended it may be converted to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above LIBOR.

(c)	In July the Company recorded income of $1.0 million for proceeds on life insurance on a former executive of one of its U.S. subsidiaries. This income is not subject to income tax and will result in a non-recurring increase in diluted earnings per share of approximately $0.03.

(d)	On July 23, 2003, the Company signed a proposal to purchase substantially all the assets (other than certain excluded assets) owned or used in connection with the wholesale and retail brokerage operations of Near North National Group, Inc. Completion of the transaction is subject to further due diligence, negotiation and execution of a definitive agreement and customary regulatory approvals and conditions.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have acquired 90 brokerages in Canada and the United States, with substantially all of our large acquisitions focused in the United States over the past four years. Accordingly, our revenue base has shifted increasingly to the United States.

The chart below shows that acquisitions and organic growth increased the portion of revenue generated in the United States to 63% for the six months ended June 30, 2003 from 60% for the same period in 2002. We expect that future acquisitions in the United States will further increase the percentage of revenue and earnings we derive from our U.S. Operations.

	For the six months ended June 30,

(in thousands of U.S. dollars, except percentages)	2003		2002

Revenue
U.S. Operations	$89,951	62.9%	$63,699	59.7%
Canadian Operations	$53,081	37.1%	$43,081	40.3%

Total	$143,032	100.0%	$106,780	100.0%

We derive the majority of our revenue from commissions which are calculated and paid as a percentage of insurance premiums and therefore vary directly with changes in premiums charged by insurance companies. A combination of a stagnant economy, stock market declines and losses related to the terrorist events of September 11, 2001, have resulted in historic underwriting losses, which forced insurance companies to dramatically accelerate the rate of premium increases and limit coverage availability. Higher premium rates are referred to as “hard market” and generally result in increased commission income. Thus, a hard market will generally contribute positively to our operating results. Today’s hard market, which began in 2001, follows more than a decade of low premium rates in the insurance industry. Lower premium rates are referred to as “soft market” and generally result in flat or reduced commission income. The soft market, fueled by excess capacity and heavy competition for market share among insurance companies, was at least partly offset by a strong economy and robust capital markets.

During the second quarter of 2003, the hard market continued and although premium rates are still increasing, the rate of increase has declined. Premium rates for property insurance have generally shown very small increases, while premium rates for casualty insurance continue to increase. The economy in the second quarter remained weak. Although the insurance industry is typically less sensitive to economic cycles than other industries, primarily because

22 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

insurance is considered a necessity for most businesses, reductions in a client sales, inventories and employee head counts during a slow economy can lead to a reduction in total premiums for certain types of insurance. In addition, clients often respond to higher premium rates by adjusting coverage, increasing deductibles or making other changes to reduce their insurance costs. As a result, our commission income did not keep pace with premium rate increases. Even though we believe that the hard market will continue during 2003, the longevity of the hard market and its future impact on other operations is difficult to predict.

Our total revenue increased $16.9 million, or 29%, to $74.2 million for the quarter. Of this increase $9.3 million was attributable to acquisitions and $7.6 million was attributable to organic growth. Of our total organic growth of 13%, 5% resulted from the strengthening of the Canadian dollar in the second quarter of 2003 as compared with the second quarter of last year. We define organic growth as an increase in revenue for one period as compared with a prior period, including net new business and net increases in commissions from existing business. Revenue from a brokerage we acquire is excluded from the calculation of organic growth for the first 12 months after the acquisition. During the second quarter of 2003, we acquired two insurance brokerages. Total annual revenue acquired through these acquisitions was $700.

As mentioned above our revenue increased 29% for the quarter, while net earnings before income taxes increased 6% and net earnings decreased 6% and diluted earnings per share decreased 24% to $0.31. These decreases were primarily the result of the $2.6 million non-taxable gain on the sale of Old Lyme in the second quarter of last year, revenue timing shifts that led to $2.1 million of contingent commissions received in the second quarter of 2002, while similar payments were received in the first quarter of 2003 and recognition of $1.3 million of non-cash stock based compensation in the second quarter of 2003 with no corresponding expense in 2002. Adjusted for these items, the change from the prior year quarter on net earnings before income taxes, net earnings and diluted earnings per share would have been an increase of 78%, 73% and 32%, respectively. This increase in diluted earnings per share did not keep pace with the growth rate in net earnings before income taxes and net earnings as a result of the additional weighted average shares outstanding due to our June 2002 U.S. initial public offering.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 23

Results of Operations

Three months ended June 30, 2003 compared with three months ended June 30, 2002
(in thousands of U.S. dollars, except percentages)

The table below shows a breakdown of our revenue by segment and type for the three months ended June 30, 2003 including organic growth:

					Net
					Adjustment
	Revenue		Total	Total	For	Organic	Organic
			Change	Growth	(Acquisitions)	Growth	Growth
	2003	2002	($)	(%)	And Disposals	($)	(%)

Total
Commission Income	$69,442	$52,140	$17,302	33%	$(9,050)	$8,252	16%
Contingent Commissions and Volume Overrides	2,889	3,273	(384)	(12)%	(144)	(528)	(16)%
Other Income	1,824	1,883	(59)	(3)%	(116)	(175)	(9)%

Total	$74,155	$57,296	$16,859	29%	$(9,310)	$7,549	13%

USA
Commission Income	$41,307	$29,892	$11,415	38%	$(8,661)	$2,754	9%
Contingent Commissions and Volume Overrides	2,195	2,341	(146)	(6)%	(144)	(290)	(12)%
Other Income	1,170	1,362	(192)	(14)%	(116)	(308)	(22)%

Total	$44,672	$33,595	$11,077	33%	$(8,921)	$2,156	6%

Canada
Commission Income	$28,135	$22,248	$5,887	27%	$(389)	$5,498	25%
Contingent Commissions and Volume Overrides	694	932	(238)	(26)%	—	(238)	(26)%
Other Income	654	521	133	25%	—	133	25%

Total	$29,483	$23,701	$5,782	24%	$(389)	$5,393	23%

Revenue. We increased total revenue by $16.8 million, or 29%, to $74.1 million in the second quarter of 2003 from $57.3 million in the second quarter of 2002. Of this increase, $9.3 million or 55% was attributable to acquisitions, and $7.5 million or 45% was attributable to organic growth. Of our total organic growth of 13% for the quarter, five percentage points resulted from the strengthening of the Canadian dollar in the second quarter of 2003 as compared with the second quarter of last year. Commission income increased by $17.3 million, or 33%, to $69.4 million in 2003, from $52.1 million in the second quarter of 2002. Excluding the effect of acquisitions, commission income increased by $8.2 million, or 16%, due to organic growth including the continued firm premium rate environment. In the second quarter of 2003, revenue from contingent commissions and volume overrides, decreased by $0.4 million, or 12%, to $2.9 million from $3.3 million in the second quarter of 2002. Excluding the effects of acquisitions of $0.1 million, contingent commissions and volume overrides decreased by $0.5 million or 16% as compared with the prior year. Excluding the effects of approximately $2.1 million of contingent commissions received in the first quarter of 2003 where similar payments were received in the prior year in the second quarter, contingent commissions increased in the second quarter of 2003 as compared to 2002 by $1.6 million due to enhanced relationships established with insurance companies and improved loss ratios. In 2003, other income, which includes fees and interest income, decreased $0.1 million, or 3% to $1.8 million from $1.9 million in 2002. Excluding the effects of acquisitions of $0.1 million, organic growth of other income decreased by 9% due to lower interest income as a result of a decrease in interest rates as compared to the prior year.

24 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

    U.S. Operations

Total revenue from U.S. Operations increased by $11.1 million, or 33%, to $44.7 million in the second quarter of 2003 from $33.6 million in the second quarter of 2002. Excluding the effect of acquisitions, total revenue increased $2.2 million, or 6%. Commission income increased by $11.4 million, or 38%, to $41.3 million in the second quarter of 2003 from $29.9 million in the second quarter of 2002. Excluding the effect of acquisitions, commission income increased $2.7 million, or 9% due to organic growth. Revenue from contingent commissions and volume overrides decreased by $0.1 million, or 6%, to $2.2 million in the second quarter of 2003 from $2.3 million in the second quarter of 2002. Excluding the effect of acquisitions of $0.1 million, contingent commissions and volume overrides decreased by $0.2 million, or 12%, as compared with the prior year. Excluding the effects of approximately $1.8 million of contingent commissions received in the first quarter of 2003 where similar payments were received in the prior year in the second quarter, contingent commissions increased in the second quarter of 2003 as compared to 2002 by $1.6 million due to enhanced relationships established with insurance companies and improved loss ratios. Other income decreased by $0.2 million or 14% to $1.2 million in the second quarter of 2003, from $1.4 million in the second quarter of 2002. Excluding the effect of acquisitions of $0.1 million, other income decreased $0.3 million, or 22% from 2002, primarily due to lower interest income as a result of a decrease in interest rates as compared to the prior year.

    Canadian Operations

Total revenue from Canadian Operations increased by $5.7 million, or 24%, to $29.4 million in the second quarter of 2003 from $23.7 million in the second quarter of 2002. Excluding the effect of acquisitions of $0.4 million, total revenue increased by $5.3 million or 23%. This increase was primarily due to increases in commission income. Of our total organic growth for the quarter of 23%, 12% resulted from the strengthening of the Canadian dollar in the quarter as compared with the second quarter of last year. Commission income increased by $5.9 million, or 27%, to $28.1 million in the second quarter of 2003 from $22.2 million in the second quarter of 2002. Excluding the effect of acquisitions of $0.4 million, commission income increased by $5.5 million, or 25%, the result of organic growth. Contingent commissions and volume overrides decreased by $0.3 million, or 26%, to $0.7 million in the second quarter of 2003 from $1.0 million in the second quarter of 2002. Excluding the effects of approximately $0.3 million of contingent commissions received in the first quarter of 2003 where similar payments were received in the prior year in the second quarter, contingent commissions remained constant. Other income, which includes fees and interest income, increased by $0.1 million, or 25%, to $0.6 million in the second quarter of 2003 from $0.5 million in the second quarter of 2002, primarily due to acquisitions.

Compensation. Compensation costs in the second quarter of 2003 increased by $10.1 million, or 34%, to $39.9 million from $29.8 million in the second quarter of 2002. Compensation costs as a percentage of total revenue increased 2% to 54% from 52% in the second quarter of 2002. Based on our source of revenue and mix of business, our compensation as a percentage of revenue will vary quarter to quarter. For the six months ended June 30, 2003 and 2002 compensation costs as a percentage of revenue remained unchanged at 54%.

Selling, occupancy and administration. Selling, occupancy and administration expenses increased by $2.4 million, or 21%, to $13.8 million in the second quarter of 2003 from $11.4 million in the second quarter of 2002. As a percentage of total revenue, selling, occupancy and administration expenses decreased to 19% in the second quarter of 2003 from 20% in the second quarter of 2002. This proportional decrease was due to efforts to ensure that certain fixed costs remained constant while revenue grew.

Depreciation. Depreciation expenses increased by $0.1 million, or 12%, to $1.5 million in the second quarter of 2003 from $1.4 million in the second quarter of 2002. Depreciation expenses as a percentage of total revenue remained constant at 2%.

Interest expense. Interest expense decreased by $0.9 million, or 37%, to $1.5 million in 2003 from $2.4 million in the second quarter of 2002. This reduction is primarily due to lower debt amounts outstanding during the second quarter of 2003 as compared to the prior year quarter, as proceeds from the second quarter 2002 sale of Old Lyme and our U.S. initial public offering were used to retire debt. In addition interest rates were lower on certain debt in 2003.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 25

Intangible asset amortization. Intangible asset amortization increased by $0.4 million, or 99%, to $0.8 million in the second quarter of 2003 from $0.4 million in the second quarter of 2002. This increase was due to acquisitions in 2002.

(Gain) loss on disposal of property, equipment and other assets. The second quarter of 2002 included the gain on the sale of Old Lyme of $2.6 million which was not taxable.

Gain on put option liability. The gain on put option liability of $0.3 million in the second quarter of 2003, remained unchanged compared with 2002 and reflects changes in the fair value of put options granted by us. The related put option liability is classified as long-term debt at fair value until such time as the options are exercised or expire. Factors affecting the fair market value of the put option are the stock price, stock volatility and interest rates.

Non-cash stock based compensation. Non-cash stock based compensation of $1.3 million in the second quarter of 2003 reflects the impact of approximately 1.6 million stock options granted as well as the impact of expensing the estimated value of stock options that we anticipate granting next year for 2003 executive management profitability bonuses. The expense also includes the impact of awarding restricted share units to employees. We previously had committed to award 266 restricted shares under the equity incentive plan that would be paid for by participants with loans either from us or from a bank (guaranteed by us). In addition, we had previously committed to award 471 restricted share units that would be exercisable for common shares, without payment of cash consideration. On June 30, 2003 we awarded 610 restricted share units in satisfaction of substantially all of the above-mentioned commitments. Our policy is to expense the fair value of stock based on compensation over the period in which entitlement to the compensation vests. Non-cash stock based compensation was 2% of total revenue for the second quarter of 2003.

Provision for income tax expense. Income taxes in the second quarter of 2003 and 2002 amounted to $5.5 million and $4.1 million, respectively, resulting in an effective tax rate of 35% and 28% in 2003 and 2002, respectively. The increase in our effective tax rate was primarily the result of the non-taxable gain on the sale of Old Lyme and the remainder was the result of a higher percentage of income taxed in the U.S. where tax rates are significantly higher than in other jurisdictions.

Net earnings. Net earnings in the second quarter of 2003 decreased by $0.6 million, or 6%, to $10.1 million in the second quarter of 2003 compared with $10.7 million in the second quarter of 2002. Basic earnings per share decreased 36% to $0.34 in the second quarter of 2003 compared with $0.53 per share in 2002. Diluted earnings per share decreased 24% to $0.31 in the second quarter of 2003 from $0.41 in the second quarter of 2002. These decreases were primarily the result of the $2.6 million non-taxable gain on the sale of Old Lyme in the second quarter 2002 as well as $2.1 million of contingent commissions received in the second quarter of 2002 which were received in the first quarter of 2003 and recognition of $1.3 million of non-cash stock based compensation in the second quarter of 2003 with no corresponding expense in 2002. Adjusted for these items, net earnings, basic earnings per share and diluted earnings per share for the second quarter of 2002 would have been $5.8 million, $0.29, and $0.24, respectively, which would have resulted in an increase of 73%, 17%, and 29%, respectively, as compared to 2002. The change in basic and diluted earnings per share did not keep pace with the growth rate in net earnings as a result of the additional weighted average shares outstanding due to our June 2002 U.S. initial public offering.

26 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

Results of Operations

Six months ended June 30, 2003 compared with six months ended June 30, 2002
(in thousands of U.S. dollars, except percentages)

The table below shows a breakdown of our revenue by segment and type for the six months ended June 30, 2003 including organic growth:

					Net
					Adjustment
	Revenue		Total	Total	For	Organic	Organic
			Change	Growth	(Acquisitions)	Growth	Growth
	2003	2002	($)	(%)	And Disposals	($)	(%)

Total
Commission Income	$123,957	$93,550	$30,407	33%	$(18,256)	$12,151	13%
Contingent Commissions and Volume Overrides	15,253	9,431	5,822	62%	(2,844)	2,978	32%
Other Income	3,822	3,799	23	1%	(255)	(232)	(6)%

Total	$143,032	$106,780	$36,252	34%	$(21,355)	$14,897	14%

USA
Commission Income	$76,267	$54,935	$21,332	39%	$(17,644)	$3,688	7%
Contingent Commissions and Volume Overrides	10,982	5,889	5,093	87%	(2,766)	2,327	40%
Other Income	2,702	2,875	(173)	(6)%	(259)	(432)	(15)%

Total	$89,951	$63,699	$26,252	41%	$(20,669)	$5,583	9%

Canada
Commission Income	$47,690	$38,615	$9,075	24%	$(612)	$8,463	22%
Contingent Commissions and Volume Overrides	4,271	3,542	729	21%	(78)	651	18%
Other Income	1,120	924	196	21%	4	200	22%

Total	$53,081	$43,081	$10,000	23%	$(686)	$9,314	22%

Revenue. We increased total revenue by $36.2 million, or 34%, to $143.0 million in the first six months of 2003 from $106.8 million in the first six months of 2002. Of this increase, $21.3 million or 59% was attributable to acquisitions, and $14.9 million or 41% was attributable to organic growth. Of our total organic growth of 14% for the six months ending June 30, 2003, four percentage points resulted from the strengthening of the Canadian dollar in 2003 as compared with the same period last year. Commission income increased by $30.4 million, or 33%, to $123.9 million in 2003, from $93.5 million in the first six months of 2002. Excluding the effect of acquisitions, commission income increased by $12.2 million, or 13%, due to organic growth including the continued firm premium rate environment. Revenue from contingent commissions and volume overrides, increased by $5.8 million, or 62%, to $15.3 million from $9.5 million in the first six months of 2002. Excluding the effects of acquisitions of $2.9 million, contingent commissions and volume overrides increased by $2.9 million or 32% as compared with the prior year. Contingent commissions were higher in 2003 due to enhanced relationships established with insurance companies and improved loss ratios. In 2003, other income, which includes fees and interest income, remained constant.

    U.S. Operations

Total revenue from U.S. Operations increased by $26.2 million, or 41%, to $89.9 million in the first six months of 2003 from $63.7 million in the first six months of 2002. Excluding the effect of acquisitions, total revenue increased $5.6 million, or 9%, mainly due to increases in commission income. Commission income increased by $21.3 million, or 39%, to $76.2 million in the first six months of 2003 from $54.9 million in the first six months of 2002. Excluding

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 27

the effect of acquisitions, commission income increased $3.7 million, or 7% due to organic growth. Revenue from contingent commissions and volume overrides increased by $5.1 million, or 87%, to $11.0 million in the first six months of 2003 from $5.9 million in the first six months of 2002. Excluding the effect of acquisitions of $2.8 million, contingent commissions and volume overrides increased by $2.3 million, or 40%, as compared with the prior year. Contingent commissions were higher in 2003 due to enhanced relationships established with insurance companies and improved loss ratios. Other income, which includes fees and interest income, decreased by $0.2 million or 6% to $2.7 million in the first six months of 2003 from $2.9 million in the first six months of 2002. Excluding the effect of acquisitions of $0.2 million, other income decreased $0.4 million, or 15% from 2002.

    Canadian Operations

Total revenue from Canadian Operations increased by $10.0 million, or 23%, to $53.1 million in the first six months of 2003 from $43.1 million in the first six months of 2002. Excluding the effect of acquisitions of $0.7 million, total revenue increased by $9.3 million or 22%. This increase was primarily due to increases in commission income. Of our total organic growth for the six months of 22%, 10% resulted from the strengthening of the Canadian dollar in the first six months as compared with the first six months of last year. Commission income increased by $9.1 million, or 24%, to $47.7 million in the first six months of 2003 from $38.6 million in the first six months of 2002. Excluding the effect of acquisitions of $0.6 million, commission income increased by $8.5 million, or 22%, the result of organic growth. Contingent commissions and volume overrides increased by $0.7 million, or 21%, to $4.3 million in the first six months of 2003 from $3.6 million in the first six months of 2002. Excluding the effect of acquisitions of $0.1 million contingent commissions and volume overrides increased by $0.6 million or 18%. This increase is primarily due to improved loss ratios. Other income, which includes fees and interest income, increased by $0.2 million, or 21%, to $1.1 million in the first six months of 2003 from $0.9 million in the first six months of 2002.

Compensation. Compensation costs in the first six months of 2003 increased by $19.4 million, or 34%, to $76.9 million from $57.5 million in the first six months of 2002. Compensation costs as a percentage of total revenue remained constant at 54%.

Selling, occupancy and administration. Selling, occupancy and administration expenses increased by $4.6 million, or 21%, to $26.9 million in the first six months of 2003 from $22.3 million in the first six months of 2002. As a percentage of total revenue, selling, occupancy and administration expenses decreased to 19% in the first six months of 2003 from 21% in the first six months of 2002. This proportional decrease was due to efforts to ensure that certain fixed costs remained constant while revenue grew.

Depreciation. Depreciation expenses increased by $0.3 million, or 11%, to $2.9 million in the first six months of 2003 from $2.6 million in the first six months of 2002. Depreciation expenses as a percentage of total revenue of 2% remained unchanged for 2003 compared to 2002.

Interest expense. Interest expense decreased by $2.2 million, or 43%, to $2.9 million in 2003 from $5.1 million in the first six months of 2002. This reduction is primarily due to substantially lower debt outstanding during the six months ended June 30, 2003, as we repaid $123.6 million of our total outstanding long-term debt and subordinated convertible debentures, in June 2002, with proceeds from the sale of Old Lyme and our U.S. initial public offering.

Intangible asset amortization. Intangible asset amortization increased by $0.8 million, or 105%, to $1.6 million in the first six months of 2003 from $0.8 million in the first six months of 2002. This increase was due to acquisitions in 2002.

(Gain) loss on disposal of property, equipment and other assets. The six months of 2003 included the gain on the sale of Old Lyme of $2.6 million which was not taxable.

Gain on put option liability. The gain on put option liability of $0.2 million in the first six months of 2003, as compared with a gain of $0.7 million in the first six months of 2002, reflects changes in the fair value of put options granted by us. The decrease over 2002 of $0.5 million relates to the release of put option liability by the former owners of Burnham Insurance Group, Inc. The related put option liability is classified as long-term debt at fair value until such time as the options are exercised or expire. Factors affecting the fair market value of the put option are the stock price, stock volatility and interest rates.

28 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

Non-cash stock based compensation. Non-cash stock based compensation of $2.2 million in the first six months of 2003 reflects the impact of approximately 1.6 million stock options as well as the impact of expensing the estimated value of stock options that we anticipate granting next year for 2003 executive management profitability bonuses. The expense also includes the impact of awarding restricted share units to employees. We previously had committed to award 266 restricted shares under the equity incentive plan that would be paid for by participants with loans either from us or from a bank (guaranteed by us). In addition, we had previously committed to award 471 restricted share units that would be exercisable for common shares, without payment of cash consideration. On June 30, 2003 we awarded 610 restricted share units in satisfaction of substantially all of the above-mentioned commitments. Our policy is to expense the fair value of stock options granted to employees over the period in which entitlement to the compensation vests. Non-cash stock option compensation was 2% of total revenue for 2003.

Provision for income tax expense. Income taxes in the first six months of 2003 and 2002 amounted to $10.9 million and $6.1 million, respectively, resulting in an effective tax rate of 36% and 28% in 2003 and 2002, respectively. The increase in our effective tax rate was primarily the result of the non-taxable gain on the sale of Old Lyme of $2.6 million and the remainder was the result of a higher percentage of income taxed in the U.S. where tax rates are significantly higher than in other jurisdictions.

Net earnings. Net earnings in the first six months of 2003 increased by $3.3 million, or 21%, to $19.0 million in the first six months of 2003 compared with $15.7 million in the first six months of 2002. Basic earnings per share decreased 18% to $0.65 in the first six months of 2003 compared with $0.79 per share in 2002. Diluted earnings per share decreased 6% to $0.59 in the first six months of 2003 from $0.63 in the first six months of 2002. These changes were primarily the result of the $2.6 million non-taxable gain on the sale of Old Lyme in the second quarter of 2002 as well as the recognition of $2.2 million of non-cash stock based compensation in 2003 with no corresponding expense in 2002. Adjusted for these items, net earnings, basic earnings per share and diluted earnings per share for the six months ended June 30, 2002 would have been $11.5 million, $0.58 and $0.48, respectively, which would have resulted in an increase of 65%, 12% and 23% respectively, as compared to 2002.

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

During the second quarter of 2003, we completed a private placement of $65 million in principal amount of unsecured senior notes (Senior Notes). The Senior Notes have been issued in two series: Series A represents $10 million of 5.71% Senior Notes due in 2010 and Series B represents $55 million of 6.16% Senior Notes due in 2013. The Senior Notes have been sold on a private basis in the United States to qualified institutional buyers as defined in Rule 144A under the Securities Act of 1933. Net proceeds of the sale of the Senior Notes were used to pay down $50 million of existing bank indebtedness and for general corporate purposes, which may include future acquisitions. Subsequent to June 30, 2003, we entered into an interest rate swap agreement that effectively converted the fixed interest rate Senior Notes into floating rate instruments.

As of June 30, 2003, we had cash and cash equivalents of $63.1 million, an increase of $22.5 million from $40.6 million as of December 31, 2002. For the three months ended June 30, 2003 and 2002, $10.0 million and $6.2 million, respectively, of cash was provided by operating activities. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. For the three months ended June 30, 2003, $3.1 million of cash was used in investing activities, primarily for the acquisitions of property and equipment

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 29

and the purchase of subsidiaries. For the three months ended June 30, 2003, $11.4 million of cash was provided by financing activities, resulting from our private debt offering, of $65 million, and offset by the repayment of other long-term debt and capital leases, and the payment of dividends. For the three months ended June 30, 2003, the effect of exchange rate changes on cash and cash equivalents was an increase of $1.7 million.

For the six months ended June 30, 2003 and 2002, $25.2 million and $(0.3) million, respectively, of cash was provided (used) by operating activities. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. For the six months ended June 30, 2003, $15.7 million of cash was used in investing activities, primarily for the acquisitions of subsidiaries and property and equipment. For the six months ended June 30, 2003, $10.7 million of cash was provided by financing activities, resulting from our private debt offering, of $65 million, and offset by the repayment of other long-term debt and capital leases, and the payment of dividends. For the six months ended June 30, 2003, the effect of exchange rate changes on cash and cash equivalents was an increase of $2.3 million.

Net debt, defined as long-term debt, including the current portion of long-term debt, and subordinated convertible debentures less non-trust cash, as of June 30, 2003, was $62.8 million compared with $66.4 million as of December 31, 2002. Our debt to capitalization ratio (defined as debt expressed as a percentage of debt and shareholders’ equity) increased to 28% at June 30, 2003, compared with 27% at December 31, 2002. As of June 30, 2003, we were in compliance with the financial covenants under our credit facilities.

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

In connection with the 2002 acquisition of C.S. Nenner Insurance Agency, Inc. (Nenner) the former owners of Nenner are entitled to contingent consideration based upon the acquired operations achieving profitability targets over a period of three years from the date of acquisition. As of June 30, 2003, we estimate the total contingent payment for Nenner over the next three years to be approximately $4,500 of which 90% is payable in cash and 10% is payable in common shares. As of June 30, 2003, we have recorded liabilities and the related adjustment to goodwill as it related to this contingent consideration in the amount of $486 based upon amounts earned to-date by the former owners of Nenner.

30 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

In connection with the acquisition of Hooper Hayes, we issued 195,825 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of June 30, 2003 none of the Retractable Shares have been released from escrow.

Other

In connection with our executive share purchase plan, under certain circumstances we may be obligated to purchase loans previously received by certain of our officers, directors and employees from a Canadian chartered bank totaling $5,840 and $5,077 as of June 30, 2003 and December 31, 2002, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 594 and 602 common shares as of June 30, 2003 and December 31, 2002, respectively, which have a market value of $10,151 and $7,677 as of June 30, 2003 and December 31, 2002, respectively. Interest on the loans in the amount of $80 and $148 for the three months and six months ending June 30, 2003 and $66 and $12 for the respective periods in 2002, was paid by us and is included in compensation expense.

We anticipate that we will grant stock options in February 2004 in partial consideration of executive management profitability bonuses for 2003. Management has estimated the amount of these bonuses for 2003, and the fair value of the stock options likely to be granted. In accordance with the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, the fair value of these options is being recognized as an expense evenly over the period they are earned. Expenses for these options for the three months and six months ended June 30, 2003 was $381 and $720 and is included in non-cash stock based compensation with an offsetting credit to contributed surplus.

In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or our results of operations.

Shareholders’ equity

Restricted share units. We had previously committed to award, under our equity incentive plan, an aggregate of 266 restricted shares that would be paid for by the participants (none of whom are members of our senior management or directors) with loans either from us or from a bank (guaranteed by us). In addition, we had previously committed to award an aggregate of 471 restricted share units that would be exercisable for common shares, without payment of cash consideration. On June 30, 2003, we awarded 610 restricted share units in satisfaction of substantially all of the above-mentioned commitments. The restricted share units vest over periods ranging from 68 months to 95 months. Our accounting policy is to recognize the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.

Share repurchases. For the three months and six months ended June 30, 2003, no common shares were repurchased by us, other than $10 and $43, respectively under the executive share purchase plan.

Shares reserved for issuance. As of June 30, 2003, 3.6 million common shares were reserved for issuance under our equity incentive plan. As of June 30, 2003, 1.5 million stock options were outstanding which would reduce such shares reserved for issuance.

Shareholders’ equity increased by $32.7 million, or 12%, to $317.0 million as of June 30, 2003 from $284.3 million as of December 31, 2002. This increase resulted from net earnings of $19.0 million, and an increase in contributed surplus of $2.3 million related primarily to non-cash stock based compensation expense, as well as an increase in the cumulative translation account of $16.5 million, due mainly to the strengthening of the Canadian dollar compared to the U.S. dollar in 2003. The increase in shareholders’ equity was offset by the payment of dividends of $3.0 million in 2003, and a reduction in share capital of $2.1 million as a result of a transfer from long-term assets on company funded loans to executives used to purchase company shares. This treatment is consistent with U.S. GAAP.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 31

Market risk

Interest rate risk

We are not exposed to interest rate risk in connection with our credit facilities as we had no floating rate bank debt outstanding at June 30, 2003.

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

The Canadian dollar is subject to volatility and had experienced a significant decline in its value compared to the U.S. dollar in recent years but has increased in value in the first six months of 2003. At June 30, 2003 and December 31, 2002 one U.S. dollar equaled $1.3553 and $1.5779 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the six months ended June 30, 2003, and 2002.

	2003		2002
(in thousands of U.S. dollars, except percentages)

Revenue	+/-$	412	+/-$	368
Net earnings	+/-$	74	+/-$	77
Cumulative translation account	+/-$	108	+/-$	38

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

Related party transactions

In the three months and six months ended June 30, 2003 and 2002 we had transactions with and recorded revenue from the following related parties (the Fairfax Companies):

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2003	2002	2003	2002

Northbridge Financial Corporation	$2,667	$4,539	$6,077	$6,498
Crum & Forster Holdings, Inc.	614	158	831	254
Fairfax Inc.	2,169	4,482	4,263	4,482

	$5,450	$9,179	$11,171	$11,234

As of June 30, 2003 and December 31, 2002 we had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,162 and $8,755, at June 30, 2003, respectively, and $2,104 and $12,180, at December 31, 2002, respectively. The companies above are related through common ownership by Fairfax Financial Holdings Limited (Fairfax), which owns approximately 26% of our outstanding common shares however, if Fairfax converted the convertible subordinated debentures it holds through certain of its subsidiaries it would hold 32% of our common shares. All of our transactions with the Fairfax companies are conducted in the normal course of business and at fair value. In the aggregate, our brokerage subsidiaries generated approximately 8% of our total revenue for the six months ended June 30, 2003 from these related parties.

32 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

As of June 30, 2003 and December 31, 2002, long-term debt related to put options of $6,668 and $5,940, respectively, and subordinated convertible debentures of $35,000 at June 30, 2003 and December 31, 2002, are due to related parties.

During the three months and six months ended June 30, 2003 and 2002, we incurred expenses related to rental of premises from related parties in the amount of $996, and $510, for 2003 and $800 and $355 for the respective periods in 2002. At June 30, 2003 and December 31, 2002 we also had receivables due from related parties in the amount of $3,414 and $3,256, respectively, of which the majority were loans to employees to enable them to purchase our common shares.

Off-Balance Sheet Transactions

We have no material off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies have not changed from December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market risk”.

Item 4. Controls and Procedures

Under SEC rules, we are required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2003 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the design or operation of our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting during the second quarter of 2003. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.

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

Item 2. Changes in Securities and Use of Proceeds

On April 11, 2003, we issued 3,432 common shares to certain former shareholders of Nenner as consideration for contingent obligations payable in connection with the acquisition of that brokerage.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 33

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual and Special Meeting of Shareholders of Hub International Limited (the “Meeting”) was held on May 6, 2003. At the Meeting, 19,249,543 shares of Hub’s common shares, or 66.3% of the total common shares outstanding on the record date of the Meeting, were represented.

c)	Hub’s shareholders elected a slate of nine director nominees to serve for terms of one year expiring on the date of Hub’s Annual Meeting of Shareholders to be held in 2004 and until their successors are elected.

Election of Directors. Hub’s shareholders elected the directors named below with each receiving the following votes:

Name	Votes For	Votes Withheld

Martin P. Hughes	18,853,190	378,558
Richard A. Gulliver	18,853,190	378,558
Bruce D. Guthart	18,853,190	378,558
R. Craig Barton	18,853,190	378,558
Jean Martin	18,853,190	378,558
Anthony F. Griffiths	18,853,190	378,558
Paul Murray	18,853,190	378,558
Bradley P. Martin	18,853,190	378,558
Frank S. Wilkinson	18,853,190	378,558

Appointment of Auditors. PricewaterhouseCoopers LLP was appointed as Hub’s Auditors to serve until Hub’s Annual Meeting of Shareholders to be held in 2004, at a remuneration to be fixed by our Board of Directors, with a favorable vote of 19,223,248 of the common shares represented at the Meeting and 3,650 common shares withholding their votes on the appointment.

Approval of Amendments to Equity Incentive Plan. A resolution of disinterested shareholders was voted on to approve certain amendments to Hub’s Equity Incentive Plan as previously approved by our Board of Directors.

To become effective, the approval of at least a majority of the votes cast in person or proxy at the Meeting, excluding any votes in respect of common shares beneficially owned by insiders of Hub who are entitled to participate in the Equity Incentive Plan (“Insider Participants”) and their associates, was required. To the knowledge of our management, there were 7,312,915 of our common shares beneficially owned by Insider Participants and their associates on the record date of the meeting. The votes of Insider Participants and their associates were not counted at the Meeting for the purpose of the vote to approve the amendments to the Equity Incentive Plan. The requisite approval of shareholders was obtained at the Meeting. The results of the vote, including all of our common shares represented at the Meeting other than common shares held by Insider Participants and their associates, were as follows: 10,015,386 common shares were voted in favor of the approval, 3,117,516 common shares voted against the approval, and NIL common shares withheld their votes.

Item 5. Other Information

Information Concerning Forward-Looking Statements

This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

34 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003

•	attaining greater market share;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.

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

Dividends

On May 1, 2003 the Board of Directors declared a dividend of $0.05 on our common shares, payable June 30, 2003 for the quarter ended June 30, 2003 to shareholders of record on June 16, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003.
99.2	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.5	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

We filed a Current Report on Form 8-K on May 1, 2003 furnishing a press release which provided the registrant’s earnings for the quarter ended March 31, 2003.

INTERIM REPORT JUNE 30, 2003	HUB INTERNATIONAL LIMITED 35

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

/s/ DENNIS J. PAULS

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

DATE: August 13, 2003

36 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2003