Form 10-Q
period 2003-09-30
HUB INTERNATIONAL LTD
filed 2003-11-06
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2003

Commission file number: 1-31310

(HUB INTL. LOGO)

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

Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at November 5, 2003 30,314,305

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of September 30, 2003 and December 31, 2002

(in thousands of U.S. dollars)

	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,061	$40,642
Trust cash	43,975	53,648
Accounts and other receivables	106,334	136,573
Income taxes receivable	458	2,153
Future income taxes	4,786	3,324
Prepaid expenses	1,889	1,587

Total current assets	236,503	237,927
Goodwill	298,550	281,712
Other intangible assets	42,673	44,164
Property and equipment	23,894	21,298
Future income taxes	5,600	3,715
Other assets	6,986	8,060

Total assets	$614,206	$596,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$156,175	$187,034
Contingent consideration payable	450	8,423
Income taxes payable	959	1,198
Future income taxes	762	1,164
Current portion long-term debt and capital leases	3,582	3,029

Total current liabilities	161,928	200,848
Long-term debt and capital leases	84,152	69,009
Subordinated convertible debentures	35,000	35,000
Future income taxes	9,658	7,745

Total liabilities	290,738	312,602

Commitments and Contingencies
Shareholders’ equity
Share capital	247,110	235,197
Issuable shares	50	13,743
Contributed surplus	3,979	1,234
Cumulative translation account	19,133	2,185
Retained earnings	53,196	31,915

Total shareholders’ equity	323,468	284,274

Total liabilities and shareholders’ equity	$614,206	$596,876

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 3

Hub International Limited

Consolidated Statements of Earnings

For the three months and the nine months ended September 30, 2003 and 2002

(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Third quarter		First nine months

	2003	2002	2003	2002

Revenue
Commission income	$60,772	$46,872	$184,755	$140,498
Contingent commissions and volume overrides	1,884	767	17,150	10,198
Other	2,015	1,913	5,798	5,636

	64,671	49,552	207,703	156,332

Expenses
Compensation	36,855	26,612	113,744	84,126
Selling, occupancy and administration	13,974	11,103	40,888	33,357
Depreciation	1,551	1,444	4,462	4,078
Interest expense	1,269	1,110	4,152	6,208
Intangible asset amortization	840	389	2,397	1,147
(Gain) on disposal of property, equipment and other assets	(290)	(6)	(281)	(2,578)
Loss/(gain) on put option liability	73	(270)	(167)	(948)
Non-cash stock based compensation	1,355	583	3,575	583
Proceeds from life insurance	(1,000)	—	(1,000)	—

	54,627	40,965	167,770	125,973

Net earnings before income taxes	10,044	8,587	39,933	30,359

Provision for income tax expense (benefit)
Current	6,074	4,831	15,339	10,845
Future	(2,850)	(1,666)	(1,239)	(1,559)

	3,224	3,165	14,100	9,286

Net earnings	$6,820	$5,422	$25,833	$21,073

Earnings per share
Basic	$0.23	$0.21	$0.88	$0.96
Diluted	$0.22	$0.19	$0.81	$0.79
Weighted average shares outstanding
— Basic (000’s)	29,327	26,416	29,326	22,060
Weighted average shares outstanding
— Diluted (000’s)	33,830	31,696	33,927	29,139

(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

Hub International Limited

Consolidated Statements of Retained Earnings

For the nine months ended September 30, 2003 and 2002

(in thousands of U.S. dollars)
(Unaudited)

	2003	2002

Retained earnings — Beginning of period	$31,915	$6,995
Net earnings	25,833	21,073
Dividends	(4,552)	(3,213)

Retained earnings — End of period	$53,196	$24,855

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months and nine months ended September 30, 2003 and 2002

(in thousands of U.S. dollars)
(Unaudited)

	Third quarter		First nine months

	2003	2002	2003	2002

OPERATING ACTIVITIES
Net earnings	$6,820	$5,422	$25,833	$21,073
Items not affecting working capital
Amortization and depreciation	2,391	1,833	6,859	5,225
(Gain) on disposal of property, equipment and other assets	(290)	(6)	(281)	(2,578)
Loss/(gain) on put option liability	73	(270)	(167)	(948)
Non-cash stock based compensation	1,355	583	3,575	583
Future income taxes	(2,850)	(1,666)	(1,239)	(1,559)
Non-cash working capital items
Trust cash	106	(639)	9,673	5,025
Accounts and other receivables	50,028	37,773	38,626	17,482
Prepaid expenses	283	(650)	(185)	(348)
Accounts payable and accrued liabilities	(44,340)	(36,760)	(38,463)	(39,171)
Other assets	129	—	(2,191)	—
Income taxes	4,165	2,986	1,318	2,231

Net cash flows from operating activities	17,870	8,606	43,358	7,015

INVESTING ACTIVITIES
Property and equipment — purchases	(1,547)	(1,155)	(4,589)	(2,798)
Property and equipment — proceeds on sale	17	—	44	—
Proceeds from investment held for sale	—	—	—	43,521
Purchase of subsidiaries, net of cash received	452	(3,245)	(11,935)	(4,553)
Sale of subsidiaries	613	18	1,064	2,029
Other assets	176	103	(539)	117

Net cash flows from (used for) investing activities	(289)	(4,279)	(15,955)	38,316

FINANCING ACTIVITIES
Bank debt	—	—	—	(55,000)
Long-term debt — advances	250	14,101	65,250	14,101
Long-term debt and capital leases — repayments	(688)	(4,503)	(52,184)	(46,609)
Subordinated convertible debenture — repayment	—	—	—	(26,800)
Share capital — issued for cash, net of issue costs	(28)	7	(59)	88,098
Proceeds from sale of executive purchase plan shares	222	—	222	—
Dividends paid	(1,514)	(1,263)	(4,552)	(3,213)

Net cash flows from (used for) financing activities	(1,758)	8,342	8,677	(29,423)

Effect of exchange rate changes on cash and cash equivalents	160	—	2,339	—

Change in cash and cash equivalents	15,983	12,669	38,419	15,908
Cash and cash equivalents — Beginning of period	63,078	30,218	40,642	26,979

Cash and cash equivalents — End of period	$79,061	$42,887	$79,061	$42,887

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months and nine months ended September 30, 2003 and 2002 (unaudited)

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

3.  Recent acquisitions

During the third quarter of 2003, the Company acquired one insurance brokerage for approximately $785. This acquisition was accounted for under the purchase method. The allocation of purchase price to the fair value of the assets acquired was as follows: goodwill — $292, customer relationships — $59, non-competition covenants — $180, working capital — $254.

4.  Intangible assets

The changes in the carrying amount of goodwill for the three months and nine months ended September 30, 2003 are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2002	$75,401	$206,326	$281,727
Goodwill acquired, net of disposals, during the period	38	2,783	2,821
Cumulative translation adjustment	5,542	—	5,542

Balance as of March 31, 2003	$80,981	$209,109	$290,090
Goodwill acquired, net of disposals, during the period	440	792	1,232
Cumulative translation adjustment	6,808	—	6,808

Balance as of June 30, 2003	$88,229	$209,901	$298,130
Goodwill acquired, net of disposals, during the period	20	81	101
Cumulative translation adjustment	319	—	319

Balance as of September 30, 2003	$88,568	$209,982	$298,550

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 7

As of September 30, 2003 and December 31, 2002 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of September 30, 2003			As of December 31, 2002

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Total	amount	amortization	Total

Definite life intangible assets:
Customer relationships	$42,431	$4,645	$37,786	$41,762	$2,383	$39,379
Indefinite life intangible assets:
Non-competition covenants	2,548	248	2,300	2,298	100	2,198
Trademarks	2,587	—	2,587	2,587	—	2,587

Total	$47,566	$4,893	$42,673	$46,647	$2,483	$44,164

Additions for the nine months ended 2003 were as follows:

2003

Definite life intangible assets:
Customer relationships	$648
Indefinite life intangible assets:
Non-competition covenants	247

Total	$895

The Company is unable to estimate the useful life of non-competition covenants and trademarks. These indefinite life intangible assets will be reviewed at least annually for impairment. Once a non-competition covenant is triggered, following the employee leaving the Company, the Company’s policy is to amortize the related intangible asset over the period of the remaining contractual obligation.

For the three months and nine months ended September 30, 2003 and 2002, amortization was comprised of the following:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Customer relationships	$748	$377	$2,250	$1,114
Non-competition covenants	92	12	147	33

Total	$840	$389	$2,397	$1,147

We estimate that our amortization charges for 2003 through 2007 for all acquisitions consummated to date will be:

	2003	2004	2005	2006	2007

Year ended December 31,
Customer relationships	$2,994	$2,987	$2,987	$2,987	$2,987
Non-competition covenants	158	26	7	3	2

Total	$3,152	$3,013	$2,994	$2,990	$2,989

8 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

5.   Debt

Long-term debt and capital leases

	September 30,	December 31,
	2003	2002

Series A Senior Notes, with interest at 5.71%(1)	$10,000	$—
Series B Senior Notes, with interest at 6.16%(1)	55,000	—
Revolving U.S. Dollar LIBOR loan(2)	—	50,000
Put options(3)	6,767	5,940
Term loan, interest only at 10%, due February 2007(4)	7,500	7,500
Term loan with interest at prime plus 3/4%, repayable at $26 monthly, due August 2005(5)	448	587
Term loan with interest at 9%, repayable at $46 monthly, due October 2005(5)	833	1,133
Note payable with interest at 5.92%, repayable at $272 annually, due November 2005	768	735
Term loan with interest at 8%, repayable at $18 monthly, due July 2010	1,147	1,238
Term loan, repayable $250 due November 2003, and $43 monthly beginning December 2003 due November 2006	1,800	—
Various other unsecured notes payable and debt	2,767	3,912
Capital leases(5)	704	993

Long-term debt and capital leases	87,734	72,038
Less current portion	(3,582)	(3,029)

	$84,152	$69,009

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ending September 30,
2004	$3,582
2005	2,312
2006	4,849
2007	8,623
2008	3,514
2009 and thereafter	64,854

$87,734

(1)	Senior Notes — In June 2003, the Company, completed a private placement of $65 million in principal amount of unsecured senior notes. The senior notes were issued in two series: Series A represents $10 million of 5.71% senior notes with interest due semi-annually, and principal due of $3,333 annually, June 15, 2008 through June 15, 2010 and Series B represents $55 million of 6.16% senior notes with interest due semi-annually, and principal due of $11,000 annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar Libor Loan with the balance for general corporate purposes, which may include future acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At September 30, 2003, $65 million was outstanding under these senior notes. The Company is in compliance with all financial covenants governing these notes.

On July 16, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments of 5.71% and 6.16% on $10 million and $55 million, respectively, of the Senior Notes in order to ensure that the Company pays a market related interest rate on a portion of its

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 9

borrowings. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at September 30, 2003, the Company estimated the fair value of the swap to be $1.2 million, which is not recognized in these financial statements. Accordingly, $1.2 million is the estimated amount that the Company would need to pay to terminate the swap as of September 30, 2003.

(2)	Revolving U.S. dollar LIBOR loan — This facility which expired on June 20, 2003, and was extended for thirty days, was renegotiated in July 2003. Under the new terms, the unsecured facility totals $15 million and is accessed at a floating rate of prime plus 1% or 112.5 basis points above LIBOR which was 1.12% and 1.42% at September 30, 2003 and December 31, 2002, respectively. The facility expires on July 16, 2004; however if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above LIBOR. Borrowings under this facility totaled $NIL and $50.0 million at September 30, 2003 and December 31, 2002, respectively.

(3)	Put Options — Long-term debt at September 30, 2003 and December 31, 2002, includes the estimated value of the financial liability of $6,767 and $5,940, respectively, relating to put options on 730,000 common shares, exercisable at a price of C$17.00 per share, issued to former owners of J.P. Flanagan Corporation who are officers and employees of the Company. The put options are exercisable as follows:

Shares
Exercise date	(000’s)

May 31, 2006	365
May 31, 2007	73
May 31, 2011	292

730

The Company will not be required to settle the liabilities in cash if the common share price exceeds C$17.00 on each of the above mentioned exercise dates. Any put options not exercised on the exercise date immediately expire.

(4)	This term loan is from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduce the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement both the annual interest payments as well as the principal payment can be reduced to zero. Credits were earned for 2002 which reduced interest payments to zero from $229. It is not yet determinable if a credit has been earned for 2003.

(5)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at September 30, 2003 and December 31, 2002, respectively.

Demand U.S. dollar base rate loan

Borrowings under this $8.9 million facility totaled $NIL at September 30, 2003 and December 31, 2002 and are accessed at the bank’s U.S. base rate plus 50 basis points which was 5.00% and 5.25% at September 30, 2003 and December 31, 2002, respectively. Payment is due on demand.

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

10 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 33% of the Company’s outstanding common shares as of September 30, 2003.

6.  Commitments and contingencies

(a)	In connection with the Company’s executive share purchase plan, under certain circumstances the Company may be obligated to purchase loans for officers and employees from a Canadian chartered bank totaling $5,861 and $5,077 as of September 30, 2003 and December 31, 2002, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 594,000 and 602,000 common shares as of September 30, 2003 and December 31, 2002, respectively, which have a market value of $9,781 and $7,677 as of September 30, 2003 and December 31, 2002, respectively. Interest on the loans in the amount of $74 and $222 for the three months and nine months ended September 30, 2003 and $69 and $196 for the respective periods in 2002, was paid by the Company and is included in compensation expense.

(b)	The Company anticipates that stock options will be granted in February 2004 in partial consideration of executive management profitability bonuses for 2003. Management has estimated the amount of these bonuses for 2003, and the fair value of stock options likely to be granted. In accordance with the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, the fair value of these options is being recognized as an expense evenly over the period they are earned. The expense for these options for the three months and nine months ended September 30, 2003 was $264 and $994, respectively, and $NIL for the respective periods in 2002, and is included in non-cash stock based compensation with an offsetting credit to accounts payable and accrued liabilities.

(c)	Contingent consideration may be issued in connection with the 2001 acquisition of Flanagan as follows:

Contingent
	Contingent	consideration
	consideration	target
Year	(000’s)	criteria

2003	126 shares	Revenue
2003	75 shares	Profitability

The 2003 shares include 37,500 shares in each category that have been carried over from 2002. The former owners of Flanagan will be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2002 we issued 196,000 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of September 30, 2003 no shares have been released from escrow.

In connection with other various acquisitions completed through September 30, 2003, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $2.0 million cash and $0.2 million in common shares based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through September 2006 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at September 30, 2003, the financial statements reflect a liability to pay cash of $450 and to issue shares valued at approximately $50 as of September 30, 2003.

(d)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 11

opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

7.  Shareholders’ equity

Share capital

At September 30, 2003 and December 31, 2002, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At September 30, 2003 and December 31, 2002, there were an unlimited number of common shares authorized, of which 30,262,000 and 29,025,000 were issued and outstanding as at September 30, 2003 and December 31, 2002, respectively.

	Common shares

	Outstanding
	(000’s)	Amount

Balance, December 31, 2002	29,025	$235,197
Repurchases of executive share purchase plan shares	(6)	(53)
Share issue costs, net of future tax asset	—	(58)
Shares issued for contingent consideration	1,242	13,992
Cancellation of shares	(7)	(91)
Restricted share units released	7	112
Stock options exercised	1	14
Reclassification of executive share purchase plan loans	—	(2,003)

Balance, September 30, 2003	30,262	$247,110

During the second quarter 2003, the Company reclassified certain executive share purchase plan loans previously included as accounts receivable as a deduction from shareholders’ equity in accordance with the requirements of Emerging Issues Committee Abstract 132 “Share Purchase Financing.”

Cumulative translation account

Balance, December 31, 2002	$2,185
Translation of self-sustaining foreign operations	18,226
Translation of debt financing of self-sustaining foreign operations	(1,278)

Balance, September 30, 2003	$19,133

Contributed surplus

Contributed surplus at September 30, 2003 and December 31, 2002 of $3,979 and $1,234, respectively, is primarily related to non-cash stock based compensation.

8.  Equity Incentive Plan

On February 28, 2003, the Company granted options exercisable for 267,000 common shares at an exercise price of $13.79 per share, the U.S. dollar equivalent of the closing sales price of the Company’s common shares on the TSX on that date. The maximum option term is seven years, and the options vest as to one-third per year over three years of continuous employment.

12 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

A summary of the stock option activity and related information for the nine months ended September 30, 2003 consists of the following:

	Number	Weighted-average
	(000’s)	exercise price

Balance, December 31, 2002	1,270	$15.67
Granted	267	$13.79
Forfeited	(37)	$15.67

Balance, September 30, 2003	1,500	$15.34

The following table summarizes information about the stock options outstanding at September 30, 2003:

	Options outstanding
			Number of
	Number	Weighted-average	options
	outstanding	remaining	exercisable
	(000’s)	contractual life	(000’s)
Exercise price
$15.67	1,233	5.69 years	418
$13.79	267	6.41 years	6

	1,500	5.82 years	424

The aggregate fair value of options granted on February 28, 2003 of $1,230 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 2.0%, (ii) expected volatility range of 40.1%, (iii) risk-free interest rate of 2.9% and (iv) expected life of five years. The fair value of the options granted is being recognized as an expense over the vesting period. For the three months and nine months ended September 30, 2003, non-cash stock based compensation related to stock options of $852 and $2,865, respectively, and $NIL for the respective periods in 2002, was expensed with offsetting credits to contributed surplus.

Shares derived from the options are held in escrow and subject to transfer restrictions for the period of five years from the date the options are granted, subject to early release in certain circumstances.

On June 30, 2003, the Company awarded 605,000 restricted share units to employees of the Company. The restricted share units are exercisable for common shares without payment of cash consideration and vest over periods ranging from 68 months to 95 months. The Company’s accounting policy is to recognize the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests. For the three months and nine months ended September 30, 2003, non-cash stock based compensation related to restricted share units of $498 and $711, respectively, was expensed with an offsetting credit to contributed surplus.

Non-cash stock based compensation for the three months and nine months ended September 30, 2003 and 2002 is comprised of the following:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Non-cash stock based compensation:
Stock options granted June 2002	$483	$583	$1,546	$583
Stock options granted February 2003	110	—	324	—
Stock based compensation to be granted for 2003 bonuses	264	—	994	—
Restricted share units	498	—	711	—

	$1,355	$583	$3,575	$583

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 13

9.  Earnings per share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Certain stock options under the equity incentive plan in which the average market price exceeds the exercise price of the Company’s common shares for the period that the options were outstanding were dilutive for the three months and nine months ended September 30, 2003 and were included in the calculation of diluted earnings per share. Earnings per common share have been calculated as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings (numerator)	$6,820	$5,422	$25,833	$21,073
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	471	460	1,414	2,063
Cash in lieu of dividends on restricted share units	36	—	76	—

Net earnings plus assumed conversions (numerator)	$7,327	$5,882	$27,323	$23,136

Weighted average shares outstanding — basic (denominator)	29,327	26,416	29,326	22,060
Effect of dilutive securities:
Put options	730	2,153	730	2,153
Restricted share units	603	—	402	—
Stock options	188	—	63	—
Retractable shares	196	—	196	—
Issuable shares	3	—	—	—
8.5% subordinated convertible debentures	2,783	3,127	3,210	4,926

Weighted average shares outstanding — Diluted (denominator)	33,830	31,696	33,927	29,139

Earnings per common share:
Basic	$0.23	$0.21	$0.88	$0.96
Diluted	$0.22	$0.19	$0.81	$0.79

10. Income taxes

Income taxes in the third quarter of 2003 and 2002 amounted to $3.2 million, respectively, resulting in an effective tax rate of 32% and 37% in 2003 and 2002, respectively. The decrease in our effective tax rate was primarily the result of non-taxable proceeds from life insurance on a former executive of a U.S. subsidiary.

11. Interest and income taxes paid

Interest and income taxes paid for the three months and nine months ending September 30, 2003 and 2002 were:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest paid	$206	$527	$1,261	$5,902
Income taxes paid	$2,257	$1,825	$14,029	$8,729

14 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

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

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended September 30,

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$26,731	$38,098	$64,829	$21,264	$28,330	$49,594
Corporate	4,868	368	5,236	4,336	372	4,708
Elimination of intra-segment revenue	(4,908)	(486)	(5,394)	(4,345)	(405)	(4,750)

	$26,691	$37,980	$64,671	$21,255	$28,297	$49,552

Net earnings before income taxes
Brokerage	$4,493	$7,781	$12,274	$2,875	$5,032	$7,907
Corporate	1,338	(3,568)	(2,230)	3,034	(2,354)	680

	$5,831	$4,213	$10,044	$5,909	$2,678	$8,587

Income taxes — current
Brokerage	$1,638	$5,491	$7,129	$1,203	$3,453	$4,656
Corporate	177	(1,232)	$(1,055)	372	(197)	175

	$1,815	$4,259	$6,074	$1,575	$3,256	$4,831

Income taxes — future
Brokerage	$(6)	$(2,693)	$(2,699)	$(212)	$(1,741)	$(1,953)
Corporate	(150)	(1)	(151)	437	(150)	287

	$(156)	$(2,694)	$(2,850)	$225	$(1,891)	$(1,666)

Net earnings
Brokerage	$2,861	$4,983	$7,844	$1,884	$3,320	$5,204
Corporate	1,311	(2,335)	(1,024)	2,225	(2,007)	218

	$4,172	$2,648	$6,820	$4,109	$1,313	$5,422

Amortization of intangible assets	$21	$819	$840	$12	$377	$389
Additions to property and equipment	$655	$2,701	$3,356	$366	$764	$1,130
Depreciation	$578	$973	$1,551	$478	$966	$1,444
Interest income	$268	$156	$424	$210	$283	$493
Interest expense	$976	$293	$1,269	$886	$224	$1,110

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 15

	For the nine months ended September 30,

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$79,836	$128,118	$207,954	$64,291	$92,038	$156,329
Corporate	15,409	1,380	16,789	14,345	49,665	64,010
Elimination of intra-segment revenue	(15,473)	(1,567)	(17,040)	(14,300)	(49,707)	(64,007)

	$79,772	$127,931	$207,703	$64,336	$91,996	$156,332

Net earnings before income taxes
Brokerage	$12,098	$31,976	$44,074	$8,776	$24,098	$32,874
Corporate	5,662	(9,803)	(4,141)	7,355	(9,870)	(2,515)

	$17,760	$22,173	$39,933	$16,131	$14,228	$30,359

Income taxes — current
Brokerage	$4,690	$13,609	$18,299	$3,665	$9,651	$13,316
Corporate	559	(3,519)	(2,960)	625	(3,096)	(2,471)

	$5,249	$10,090	$15,339	$4,290	$6,555	$10,845

Income taxes — future
Brokerage	$(209)	$(1,217)	$(1,426)	$(309)	$(1,098)	$(1,407)
Corporate	61	126	187	(2)	(150)	(152)

	$(148)	$(1,091)	$(1,239)	$(311)	$(1,248)	$(1,559)

Net earnings
Brokerage	$7,617	$19,584	$27,201	$5,420	$15,545	$20,965
Corporate	5,042	(6,410)	(1,368)	6,732	(6,624)	108

	$12,659	$13,174	$25,833	$12,152	$8,921	$21,073

Amortization of intangible assets	$49	$2,348	$2,397	$22	$1,125	$1,147
Additions to property and equipment	$2,265	$3,907	$6,172	$1,522	$1,302	$2,824
Depreciation	$1,607	$2,855	$4,462	$1,344	$2,734	$4,078
Interest income	$632	$571	$1,203	$503	$806	$1,309
Interest expense	$3,250	$902	$4,152	$5,423	$785	$6,208

	As of September 30, 2003 and December 31, 2002

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$156,364	$385,436	$541,800	$132,142	$412,379	$544,521
Corporate	60,135	12,271	72,406	28,920	23,435	52,355

	$216,499	$397,707	$614,206	$161,062	$435,814	$596,876

16 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

13. Related party transactions

In the three months and nine months ended September 30, 2003 and 2002, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Northbridge Financial Corporation	$5,469	$3,404	$12,091	$8,600
Crum & Forster Holdings, Inc.	221	425	1,052	706
Fairfax Inc.	1,665	1,595	5,928	3,989

	$7,355	$5,424	$19,071	$13,295

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,030 and $9,564, at September 30, 2003, respectively, and $2,104 and $12,180, at December 31, 2002, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of September 30, 2003.

As of September 30, 2003 and December 31, 2002, long-term debt related to put options of $6,767 and $5,940, respectively, and subordinated convertible debentures of $35,000 at September 30, 2003 and December 31, 2002, are due to related parties.

During the three months and nine months ended September 30, 2003 and 2002, the Company incurred expenses related to rental of premises from related parties in the amount of $560, and $1,556, for 2003 and $473 and $1,273 for the respective periods in 2002. At September 30, 2003 and December 31, 2002 the Company also had receivables due from related parties in the amount of $3,768 and $3,802, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares.

14. Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 17

Net earnings and comprehensive income

The table below presents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the three months and nine months ended September 30, 2003 and 2002:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings for the period based on Canadian GAAP	$6,820	$5,422	$25,833	$21,073
Adjustment to investment held for sale (1)	—	—	—	(2,236)
Cumulative effect of change in accounting policy for put options (3)	335	—	335	—
Adjustment to put option liability (3)	(65)	(344)	(340)	(1,105)

Net earnings for the period based on U.S. GAAP (4)	7,090	5,078	25,828	17,732
Other comprehensive income: (5)
Unrealized (loss) gain, net of tax of $NIL — Q3/03, $40 — Q3/02, $22 — Q3/03 YTD, $31 — Q3/02 YTD	(1)	(64)	(36)	(50)
Reclassification adjustment, net of tax of $NIL — Q3/03, $NIL — Q3/02, $49 — Q3/03 YTD, $(85) Q3/02 YTD	—	—	(78)	138
Foreign currency translation adjustment	415	(5,880)	16,948	(584)

Comprehensive income based on U.S. GAAP (6)	$7,504	$(866)	$42,662	$17,236

Basic earnings per share based on U.S. GAAP	$0.24	$0.19	$0.88	$0.80
Diluted earnings per share based on U.S. GAAP	$0.22	$0.17	$0.81	$0.68

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Shareholders’ equity based on Canadian GAAP	$323,468	$284,274
Adjustment to investment held for sale (1)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized (loss), net of tax of $196 — 2003, $51 — 2002	(197)	(83)
Cumulative translation account (2)	2,570	496
Cumulative effect of change in accounting policy for put options (3)	4,442	—
Adjustment to put option liability (3)	—	(1,702)
Executive share purchase plan loans	—	(1,912)

Shareholders’ equity based on U.S. GAAP (4)	$328,567	$279,357

Notes:

(1)	Under Canadian GAAP, Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively, Old Lyme) was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until closing) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

18 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

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

The impact of the above noted Canadian and U.S. GAAP differences on earnings were as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Gain recognized under Canadian GAAP not recorded under U.S. GAAP	$—	$—	$—	$(2,613)
Interest charged to earnings under Canadian GAAP not charged to earnings under U.S. GAAP	—	—	—	377

	$—	$—	$—	$(2,236)

(2)	Under U.S. GAAP, historical financial statements are translated using a different exchange rate, which: for assets and liabilities is the exchange rate at the balance sheet date; for the income statement is the average exchange rate for the period; and for the share capital accounts is the historical exchange rate.

The aggregate impact of these differences has been presented in the reconciliation of shareholders’ equity for Canadian to U.S. GAAP under the caption “cumulative translation account.”

(3)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with the Flanagan acquisition on May 31, 2001 was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition date are included in earnings. Under U.S. GAAP prior to July 1, 2003, the fair value of the share consideration and the attached put options was initially recorded in equity and the redemption value of the shares to which the put options are attached was reclassified as mezzanine equity outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. Only July 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments meeting certain criteria as liabilities (or assets in some circumstances) rather than equity. As a result of the adoption of this new standard the Company changed its accounting policy with respect to the financial instruments issued in connection with the Flanagan acquisition. Effective July 1, 2003, the Company remeasured the fair value of the put options (using the Black-Scholes model) and classified this amount as liability. Amounts previously classified as mezzanine equity were reclassified as shareholders’ equity. The difference between the estimated fair value of the put options as at July 1, 2003 and May 31, 2001 was reported as a cumulative adjustment to net earnings under U.S. GAAP. Comparative financial statements were not restated. Under U.S. GAAP, changes in the estimated fair value of the put options are included in earnings.

Also under U.S. GAAP, the fair value of the put options at the date of issuance was also recorded as a debit and credit to shareholders’ equity, representing an unearned compensation expense, as the put options require the selling shareholders to remain employed by the Company in order to be able to exercise the put options. Compensation expense is being recognized using the straight-line method over the period from the issue date to the exercise date.

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 19

(4)	The condensed consolidated statements of earnings and cash flows for the three months and nine months ended September 30, 2003 and 2002 and the condensed consolidated balance sheets as at September 30, 2003 and December 31, 2002 under U.S. GAAP are as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Condensed consolidated statements of earnings:
Revenue	$64,671	$49,552	$207,703	$156,332
Net earnings before income taxes	$10,501	$8,139	$40,026	$26,898
Net earnings	$7,089	$5,078	$25,828	$17,732
Condensed consolidated statements of cash flows:
Cash provided by operating activities	$17,870	$8,445	$43,358	$7,452
Cash provided by (used in) investing activities	$(289)	$(4,954)	$(15,955)	$37,693
Cash provided by (used in) financing activities	$(1,758)	$9,178	$8,677	$(29,237)
Effect of exchange rate changes on cash and cash equivalents	$160	$—	$2,339	$—

	September 30,	December 31,
	2003	2002

Condensed consolidated balance sheets:
Total current assets	$236,503	$235,416
Total assets	$612,998	$593,337
Total current liabilities	$161,928	$200,848
Total liabilities	$284,431	$306,268
Mezzanine equity	$—	$7,712
Total shareholders’ equity	$328,567	$279,357

(5)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(6)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. Under US GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

20 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they effect us are described in note 14 to our interim consolidated financial statements.

Overview

Hub is a leading North American insurance brokerage providing a wide variety of property and casualty, life and health, employee benefits, investment and risk management products and services from in excess of 150 locations across North America. We were formed in November 1998 through the merger of 11 independent, privately held insurance brokerages.

We have acquired 91 brokerages in Canada and the United States, with substantially all of our large acquisitions focused in the United States over the past four years. Accordingly, our revenue base has shifted increasingly to the United States.

The chart below shows that acquisitions and organic growth increased the portion of revenue generated in the United States to 62% for the nine months ended September 30, 2003 from 59% for the same period in 2002. We expect that future acquisitions in the United States will further increase the percentage of revenue and earnings we derive from our U.S. Operations.

	For the nine months ended
	September 30,

	2003		2002
(in thousands of U.S. dollars, except percentages)

Revenue
U.S. Operations	$127,931	61.6%	$91,996	58.8%
Canadian Operations	$79,772	38.4%	$64,336	41.2%

Total	$207,703	100.0%	$156,332	100.0%

We derive the majority of our revenue from commissions which are calculated and paid as a percentage of insurance premiums and therefore vary directly with changes in premium charged by insurance companies. A combination of a stagnant economy, stock market declines and losses related to the terrorist events of September 11, 2001, have resulted in historic underwriting losses, which forced insurance companies to dramatically accelerate the rate of premium increases and limit coverage availability. An environment of higher premium rates is commonly referred to as a “hard market” and generally results in increased commission income. Thus, a hard market will generally contribute positively to our operating results. Today’s hard market, which began in 2001, follows more than a decade of low premium rates in the insurance industry. An environment of lower premium rates is commonly referred to as a “soft market” and generally results in flat or reduced commission income. The soft market, which characterized much of the 1990’s, fueled by excess capacity and heavy competition for market share among insurance companies, was at least partly offset by a strong economy and robust capital markets in the second half of that decade.

During the third quarter of 2003, the hard market continued and although premium rates are still increasing, the rate of increase has declined. Premium rates for property insurance have generally shown very small increases, while

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 21

premium rates for casualty insurance continue to increase. The economy in the third quarter remained weak. Although the insurance industry is typically less sensitive to economic cycles than other industries, primarily because insurance is considered a necessity for most businesses, reductions in a client’s sales, inventories and employee head counts during a slow economy can lead to a reduction in total premiums for certain types of insurance. In addition, clients often respond to higher premium rates by adjusting coverage, increasing deductibles or making other changes to reduce their insurance costs. As a result, our commission income did not keep pace with premium rate increases. Even though we believe that the hard market will continue during 2003, the longevity of the hard market and its future impact on other operations is difficult to predict.

Our total revenue increased $15.1 million, or 31%, to $64.7 million for the quarter. Of this increase, $9.8 million was attributable to acquisitions and $5.3 million was attributable to organic growth. Of our total organic growth of 11%, 6 percentage points resulted from the strengthening of the Canadian dollar in the third quarter of 2003 as compared with the third quarter of last year. We define organic growth as an increase in revenue for one period as compared with a prior period, including net new business and net increases in commissions from existing business. Revenue from a brokerage we acquire is excluded from the calculation of organic growth for the first 12 months after the acquisition. During the third quarter of 2003, we acquired one insurance brokerage. Total annual revenue acquired through this acquisition was approximately $300.

As mentioned above, our revenue increased 31% for the quarter, while net earnings before income taxes increased 17%, net earnings increased 26% and diluted earnings per share increased 16% to $0.22. These increases reflect a $1.0 million non-taxable gain on life insurance proceeds, for the third quarter of 2003. Adjusted for this item, the change from the prior year quarter on net earnings before income taxes, net earnings and diluted earnings per share would have been an increase of 5%, 7% and 0%, respectively. The increase in adjusted net earnings did not result in an increase to adjusted earnings per share because of the increase in the weighted average number of shares outstanding.

22 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

Results of Operations

Three months ended September 30, 2003 compared with three months ended September 30, 2002

The table below shows a breakdown of our revenue by segment and type for the three months ended September 30, 2003 and 2002, including organic growth for 2003 (in thousands of U.S. dollars, except percentages):

					Net
					adjustment
	Revenue		Total	Total	for	Organic	Organic
			change	growth	(acquisitions)	growth	growth
	2003	2002	($)	(%)	and disposals	($)	(%)

Total
Commission Income	$60,772	$46,872	$13,900	30%	$(9,663)	$4,237	9%
Contingent Commissions and Volume Overrides	1,884	767	1,117	145%	8	1,125	146%
Other Income	2,015	1,913	102	5%	(98)	4	0%

Total	$64,671	$49,552	$15,119	31%	$(9,753)	$5,366	11%

USA
Commission Income	$35,031	$26,188	$8,843	34%	$(9,330)	$(487)	(2)%
Contingent Commissions and Volume Overrides	1,580	700	880	126%	9	889	127%
Other Income	1,369	1,409	(40)	(3)%	(98)	(138)	(10)%

Total	$37,980	$28,297	$9,683	34%	$(9,419)	$264	1%

Canada
Commission Income	$25,741	$20,684	$5,057	24%	$(333)	$4,724	23%
Contingent Commissions and Volume Overrides	304	67	237	348%	(1)	236	347%
Other Income	646	504	142	28%	—	142	28%

Total	$26,691	$21,255	$5,436	26%	$(334)	$5,102	24%

Revenue. We increased total revenue by $15.1 million, or 31%, to $64.7 million in the third quarter of 2003 from $49.6 million in the third quarter of 2002. Of this increase, $9.8 million or 65% was attributable to acquisitions, and $5.3 million or 35% was attributable to organic growth. Of our total organic growth of 11% for the quarter, 6 percentage points resulted from the strengthening of the Canadian dollar in the third quarter of 2003 as compared with the third quarter of last year. Commission income increased by $13.9 million, or 30%, to $60.8 million in 2003, from $46.9 million in the third quarter of 2002. Excluding the effect of acquisitions, commission income increased by $4.2 million, or 9%, due to organic growth. In the third quarter of 2003, revenue from contingent commissions and volume overrides, increased by $1.1 million, or 145%, to $1.9 million from $0.8 million in the third quarter of 2002 as described below. In 2003, other income, which includes fees and interest income, increased $0.1 million, or 5% to $2.0 million from $1.9 million in 2002. Excluding the effects of acquisitions of $0.1 million, organic growth of other income remained constant.

           U.S. Operations

Total revenue from U.S. Operations increased by $9.7 million, or 34%, to $38.0 million in the third quarter of 2003 from $28.3 million in the third quarter of 2002. Excluding the effect of acquisitions, total revenue increased $0.3 million, or 1%. Commission income increased by $8.8 million, or 34%, to $35.0 million in the third quarter of 2003 from $26.2 million in the third quarter of 2002. Excluding the effect of acquisitions, commission income decreased $0.5 million, or 2% due to lower premium rate increases in the third quarter of 2003 compared to 2002, a weak economy, lower than anticipated new business generated and a sharp decline in revenue from our financial

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 23

institutions practice. Revenue from contingent commissions and volume overrides increased by $0.9 million, or 126%, to $1.6 million in the third quarter of 2003 from $0.7 million in the third quarter of 2003. This increase was mainly due to a $0.7 million non-recurring wholesale contingent commission in 2003. Other income remained constant at $1.4 million in the third quarter of 2003 compared to the third quarter 2002.

           Canadian Operations

Total revenue from Canadian Operations increased by $5.4 million, or 26%, to $26.7 million in the third quarter of 2003 from $21.3 million in the third quarter of 2002. Excluding the effect of acquisitions of $0.4 million, total revenue increased by $5.0 million or 24%. This increase was primarily due to increases in commission income. Of our total organic growth for the quarter of 24%, 14 percentage points resulted from the strengthening of the Canadian dollar in the quarter as compared with the third quarter of last year. Commission income increased by $5.1 million, or 24%, to $25.8 million in the third quarter of 2003 from $20.7 million in the third quarter of 2002. Excluding the effect of acquisitions of $0.4 million, commission income increased by $4.7 million, or 23%, the result of organic growth. Contingent commissions and volume overrides increased by $0.2 million, or 348%, to $0.3 million in the third quarter of 2003 from $0.1 million in the third quarter of 2002. Other income, which includes fees and interest income, increased by $0.1 million, or 28%, to $0.6 million in the third quarter of 2003 from $0.5 million in the third quarter of 2002, primarily due to organic growth.

Compensation. Compensation costs in the third quarter of 2003 increased by $10.3 million, or 38%, to $36.9 million from $26.6 million in the third quarter of 2002. Compensation costs as a percentage of total revenue increased 3% to 57% from 54% in the third quarter of 2002. This increase is primarily related to the effect of the lower than expected revenue growth in the U.S. while other fixed costs remained constant.

Selling, occupancy and administration. Selling, occupancy and administration expenses increased by $2.9 million, or 26%, to $14.0 million in the third quarter of 2003 from $11.1 million in the third quarter of 2002. As a percentage of total revenue, selling, occupancy and administration expenses remained unchanged at 22%.

Depreciation. Depreciation expenses increased by $0.2 million, or 7%, to $1.6 million in the third quarter of 2003 from $1.4 million in the third quarter of 2002. Depreciation expenses as a percentage of total revenue decreased 1% to 2% from 3% in the third quarter of 2002.

Interest expense. Interest expense increased by $0.2 million, or 14%, to $1.3 million in 2003 from $1.1 million in the third quarter of 2002. This increase is primarily due to higher debt levels during the third quarter of 2003 as compared to 2002. During the third quarter of 2003, we entered into an interest rate swap agreement that effectively converted the $65 million fixed interest rate senior notes into floating rate instruments. The effect of the swap is to convert our fixed rate payments to a floating rate to ensure that we pay a market related interest rate on a portion of our borrowings. The swap reduced interest expense on the senior notes by $0.7 million in the third quarter of 2003.

Intangible asset amortization. Intangible asset amortization increased by $0.4 million, or 116%, to $0.8 million in the third quarter of 2003 from $0.4 million in the third quarter of 2002. This increase was primarily due to acquisitions.

(Gain) on disposal of property, equipment and other assets. The third quarter of 2003 included gains on the sale of certain insurance accounts and other assets of $0.3 million.

Loss/(gain) on put option liability. The third quarter of 2003 includes a loss on put option liability of $0.7 million whereas a gain of $0.3 million was recorded in 2002. The gain or loss reflects changes in the fair value of the put options granted by us. The related liability is classified as long-term debt until such time as the options are exercised or expire. Factors affecting the fair market value of the put option are the stock price, stock volatility and interest rates.

Non-cash stock based compensation. Non-cash stock based compensation increased by $0.8 million or 132%, to $1.4 million in the third quarter of 2003 from $0.6 million in the third quarter of 2002. Our policy is to expense the fair value of stock based compensation over the period in which entitlement to the compensation vests. Non-cash stock based compensation was 2% and 1% of total revenue for the third quarter of 2003 and 2002, respectively.

24 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

Non-cash stock based compensation of $1.4 million in the third quarter of 2003 reflects the impact of approximately 1.6 million stock options granted as well as the impact of expensing the estimated value of stock options that we anticipate granting next year for 2003 executive management profitability bonuses. The expense for 2003 also includes the impact of awarding restricted share units to employees. Non-cash stock based compensation of $0.6 million in the third quarter of 2002 reflects the impact of approximately $1.3 million stock options granted.

Proceeds from life insurance. In July the Company recorded income of $1.0 million for proceeds on life insurance on a former executive of one of its U.S. subsidiaries. This income is not subject to income tax.

Provision for income tax expense. Income taxes in the third quarter of 2003 and 2002 amounted to $3.2 million, respectively, resulting in an effective tax rate of 32% and 37% in 2003 and 2002, respectively. The decrease in our effective tax rate was primarily the result of non-taxable life insurance proceeds received in the third quarter of 2003.

Net earnings. Net earnings in the third quarter of 2003 increased by $1.4 million, or 26%, to $6.8 million in the third quarter of 2003 compared with $5.4 million in the third quarter of 2002. Basic earnings per share increased 10% to $0.23 in the third quarter of 2003 compared with $0.21 per share in 2002. Diluted earnings per share increased 16% to $0.22 in the third quarter of 2003 from $0.19 in the third quarter of 2002. These results reflect $1.0 million of non-taxable life insurance proceeds in the third quarter 2003. Adjusted for this item, net earnings, basic earnings per share and diluted earnings per share for the third quarter of 2003 would have been $5.8 million, $0.20, and $0.19, respectively, which would have resulted in an increase (decrease) of 7%, (5)%, and 0%, respectively, as compared to 2002. The increase in adjusted net earnings did not result in increases to adjusted basic earnings per share and adjusted diluted earnings per share because of the increase in the weighted average number of shares outstanding.

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 25

Results of Operations

Nine months ended September 30, 2003 compared with nine months ended September 30, 2002

The table below shows a breakdown of our revenue by segment and type for the nine months ended September 30, 2003 and 2002 including organic growth for 2003 (in thousands of U.S. dollars, except percentages):

					Net
					adjustment
	Revenue		Total	Total	for	Organic	Organic
			change	growth	(acquisitions)	growth	growth
	2003	2002	($)	(%)	and disposals	($)	(%)

Total
Commission Income	$184,755	$140,498	$44,257	32%	$(27,944)	$16,313	12%
Contingent Commissions and Volume Overrides	17,150	10,198	6,952	68%	(2,849)	4,103	40%
Other Income	5,798	5,636	162	3%	(314)	(152)	(3)%

Total	$207,703	$156,332	$51,371	33%	$(31,107)	$20,264	13%

USA
Commission Income	$111,324	$81,198	$30,126	37%	$(26,999)	$3,127	4%
Contingent Commissions and Volume Overrides	12,575	6,588	5,987	91%	(2,769)	3,218	49%
Other Income	4,032	4,211	(179)	(4)%	(319)	(498)	(12)%

Total	$127,931	$91,997	$35,934	39%	$(30,087)	$5,847	6%

Canada
Commission Income	$73,431	$59,300	$14,131	24%	$(945)	$13,186	22%
Contingent Commissions and Volume Overrides	4,575	3,610	965	27%	(80)	885	25%
Other Income	1,766	1,425	341	24%	5	346	24%

Total	$79,772	$64,335	$15,437	24%	$(1,020)	$14,417	22%

Revenue. We increased total revenue by $51.4 million, or 33%, to $207.7 million in the first nine months of 2003 from $156.3 million in the first nine months of 2002. Of this increase, $31.1 million or 61% was attributable to acquisitions, and $20.3 million or 39% was attributable to organic growth. Of our total organic growth of 13% for the nine months ending September 30, 2003, 5 percentage points resulted from the strengthening of the Canadian dollar in 2003 as compared with the same period last year. Commission income increased by $44.2 million, or 32%, to $184.7 million in 2003, from $140.5 million in the first nine months of 2002. Excluding the effect of acquisitions, commission income increased by $16.3 million, or 12%, due to organic growth including the continued firm premium rate environment. Revenue from contingent commissions and volume overrides, increased by $7.0 million, or 68%, to $17.2 million from $10.2 million in the first nine months of 2002. Excluding the effects of acquisitions of $2.9 million, contingent commissions and volume overrides increased by $4.1 million or 40% as compared with the prior year. Contingent commissions were higher in 2003 due to favorable terms established with insurance companies and improved loss ratios as well as a $0.7 million non-recurring wholesale contingent commission in 2003. In 2003, other income, which includes fees and interest income, increased by $0.2 million, or 3%, to $5.8 million in the first nine months of 2003 from $5.6 million, in the first nine months of 2002. Excluding the effects of acquisitions of $0.3 million, other income decreased $0.1 million or 3% as compared to prior year.

           U.S. Operations

Total revenue from U.S. Operations increased by $35.9 million, or 39%, to $127.9 million in the first nine months of 2003 from $92.0 million in the first nine months of 2002. Excluding the effect of acquisitions, total revenue increased

26 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

$5.8 million, or 6%, mainly due to increases in commission income and contingent commissions and volume overrides. Commission income increased by $30.1 million, or 37%, to $111.3 million in the first nine months of 2003 from $81.2 million in the first nine months of 2002. Excluding the effect of acquisitions, commission income increased $3.1 million, or 4% due to organic growth. Revenue from contingent commissions and volume overrides increased by $6.0 million, or 91%, to $12.6 million in the first nine months of 2003 from $6.6 million in the first nine months of 2002. Excluding the effect of acquisitions of $2.8 million, contingent commissions and volume overrides increased by $3.2 million, or 49%, as compared with the prior year. Contingent commissions were higher in 2003 due to favorable terms established with insurance companies and improved loss ratios as well as the non-recurring wholesale contingent commission mentioned above. Other income, which includes fees and interest income, decreased by $0.2 million or 4% to $4.0 million in the first nine months of 2003 from $4.2 million in the first nine months of 2002. Excluding the effect of acquisitions of $0.3 million, other income decreased $0.5 million, or 12% from 2002.

           Canadian Operations

Total revenue from Canadian Operations increased by $15.5 million, or 24%, to $79.8 million in the first nine months of 2003 from $64.3 million in the first nine months of 2002. Excluding the effect of acquisitions of $1.0 million, total revenue increased by $14.4 million or 22%. This increase was primarily due to increases in commission income. Of our total organic growth for the nine months of 22%, 11 percentage points resulted from the strengthening of the Canadian dollar in the first nine months as compared with the first nine months of last year. Commission income increased by $14.1 million, or 24%, to $73.4 million in the first nine months of 2003 from $59.3 million in the first nine months of 2002. Excluding the effect of acquisitions of $0.9 million, commission income increased by $13.2 million, or 22%, the result of organic growth. Contingent commissions and volume overrides increased by $1.0 million, or 27%, to $4.6 million in the first nine months of 2003 from $3.6 million in the first nine months of 2002. Excluding the effect of acquisitions of $0.1 million contingent commissions and volume overrides increased by $0.9 million or 25%. This increase is primarily due to improved loss ratios. Other income, which includes fees and interest income, increased by $0.4 million, or 24%, to $1.8 million in the first nine months of 2003 from $1.4 million in the first nine months of 2002.

Compensation. Compensation costs in the first nine months of 2003 increased by $29.6 million, or 35%, to $113.7 million from $84.1 million in the first nine months of 2002. Compensation costs as a percentage of total revenue increased 1% to 55% for the first nine months of 2003 from 54% in the first nine months of 2002. This increase was primarily attributable to the increase of compensation costs as a percentage of total revenue experienced in the third quarter.

Selling, occupancy and administration. Selling, occupancy and administration expenses increased by $7.5 million, or 23%, to $40.9 million in the first nine months of 2003 from $33.4 million in the first nine months of 2002. As a percentage of total revenue, selling, occupancy and administration expenses decreased to 20% in the first nine months of 2003 from 21% in the first nine months of 2002. This proportional decrease was due to efforts to ensure that certain fixed costs remained constant while revenue grew.

Depreciation. Depreciation expenses increased by $0.4 million, or 9%, to $4.5 million in the first nine months of 2003 from $4.1 million in the first nine months of 2002. Depreciation expenses as a percentage of total revenue decreased 1% to 2% for the first nine months of 2003 from 3% in the first nine months of 2002.

Interest expense. Interest expense decreased by $2.0 million, or 33%, to $4.2 million in 2003 from $6.2 million in the first nine months of 2002. This reduction is primarily due to lower interest rates on outstanding debt. During the third quarter of 2003, we entered into an interest rate swap agreement that effectively converted the $65 million fixed interest rate senior notes into floating rate instruments. The effect of the swap is to convert our fixed rate payments to a floating rate to ensure that we pay a market related interest rate on a portion of our borrowings. The swap reduced interest expense on the senior notes by $0.7 million in the third quarter of 2003.

Intangible asset amortization. Intangible asset amortization increased by $1.3 million, or 109%, to $2.4 million in the first nine months of 2003 from $1.1 million in the first nine months of 2002. This increase was due to acquisitions in 2002.

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 27

(Gain) on disposal of property, equipment and other assets. The nine months of 2003 includes gains on the sale of certain insurance accounts and other assets of approximately $0.3 million. The nine months of 2002 includes the gain on the sale of Old Lyme of $2.6 million which was not taxable.

Gain on put option liability. The gain on put option liability of $0.2 million in the first nine months of 2003, as compared with a gain of $0.9 million in the first nine months of 2002, reflects changes in the fair value of put options granted by us. The decrease from 2002 of $0.7 million relates primarily to the release of put option liability by the former owners of Burnham Insurance Group, Inc. The related liability is classified as long-term debt until such time as the options are exercised or expire. Factors affecting the fair market value of the put option are the stock price, stock volatility and interest rates.

Non-cash stock based compensation. Non-cash stock based compensation increased $3.0 million or 513% to $3.6 million for the nine months ended September 30, 2003 from $0.6 million in 2002. This increase is primarily due to the fact that the 2002 period reflects expense for one quarter, as we began expensing options on July 1, 2002, whereas the 2003 period reflects expense for 9 months, as well as additional stock based compensation in 2003 as described below. Our policy is to expense the fair value of stock options granted to employees over the period in which entitlement to the compensation vests. Non-cash stock option compensation was 2% and 0.4% of total revenue for 2003 and 2002, respectively. Non-cash stock based compensation of $3.6 million in the first nine months of 2003 reflects the impact of approximately 1.6 million stock options as well as the impact of expensing the estimated value of stock options that we anticipate granting next year for 2003 executive management profitability bonuses. The expense for 2003 also includes the impact of awarding restricted share units to employees. Non-cash stock based compensation of $0.6 million for the first nine months of 2002 reflects the impact of approximately 1.3 million stock options granted in June of 2002.

Proceeds from life insurance. In July we recorded income of $1.0 million for proceeds on life insurance on a former executive of one of our U.S. subsidiaries. This income is not subject to income tax.

Provision for income tax expense. Income taxes in the first nine months of 2003 and 2002 amounted to $14.1 million and $9.3 million, respectively, resulting in an effective tax rate of 35% and 31% in 2003 and 2002, respectively. The increase in our effective tax rate was primarily the result of the non-taxable gain on the sale of Old Lyme of $2.6 million in the second quarter of 2002, partially offset by the non-taxable life insurance proceeds of $1.0 million received in the third quarter of 2003, and the remainder was the result of a higher percentage of income taxed in the U.S. where tax rates are significantly higher than in other jurisdictions.

Net earnings. Net earnings in the first nine months of 2003 increased by $4.7 million, or 23%, to $25.8 million in the first nine months of 2003 compared with $21.1 million in the first nine months of 2002. Basic earnings per share decreased 8% to $0.88 in the first nine months of 2003 compared with $0.96 per share in 2002. Diluted earnings per share increased 3% to $0.81 in the first nine months of 2003 from $0.79 in the first nine months of 2002. These results reflect the $2.6 million non-taxable gain on the sale of Old Lyme in the second quarter of 2002, as well as the $1.0 million non-taxable life insurance proceeds in the third quarter of 2003. Adjusted for these items, net earnings, basic earnings per share and diluted earnings per share for the nine months ended September 30, 2003 would have been $24.8 million, $0.85 and $0.78, respectively, and for the nine months ended September 30, 2002 would have been $18.5 million, $0.84 and $0.70, respectively, which would have resulted in an increase of 35%, 1% and 11% respectively, as compared to 2002. The increase in adjusted net earnings did not result in increases to adjusted earnings per share and adjusted diluted earnings per share because of the increase in the weighted average number of shares outstanding.

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

28 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.

During the third quarter of 2003, we entered into an interest rate swap agreement that effectively converted the $65 million fixed interest rate senior notes into floating rate instruments. The effect of the swap is to convert our fixed rate payments to a floating rate to ensure that we pay a market related interest rate on a portion of our borrowings. The swap reduced interest expense on the senior notes by $0.7 million in the third quarter of 2003.

As of September 30, 2003, we had cash and cash equivalents of $79.1 million, an increase of $38.5 million from $40.6 million as of December 31, 2002. For the three months ended September 30, 2003 and 2002, $17.9 million and $8.6 million, respectively, of cash was provided by operating activities. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. For the three months ended September 30, 2003, $0.3 million of cash was used in investing activities, primarily for the acquisitions of property and equipment and the purchase of subsidiaries. For the three months ended September 30, 2003, $1.8 million of cash was used for financing activities, primarily in the repayment of long-term debt and capital leases, and the payment of dividends. For the three months ended September 30, 2003, the effect of exchange rate changes on cash and cash equivalents was an increase of $0.2 million.

For the nine months ended September 30, 2003 and 2002, $43.4 million and $7.0 million, respectively, of cash was provided (used) by operating activities. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. For the nine months ended September 30, 2003, $16.0 million of cash was used in investing activities, primarily for the acquisitions of subsidiaries and property and equipment. For the nine months ended September 30, 2003, $8.7 million of cash was provided by financing activities, resulting from our private debt offering, of $65.0 million, and offset by the repayment of other long-term debt and capital leases, and the payment of dividends. For the nine months ended September 30, 2003, the effect of exchange rate changes on cash and cash equivalents was an increase of $2.3 million.

Net debt, defined as long-term debt, including the current portion of long-term debt, and subordinated convertible debentures less non-trust cash, as of September 30, 2003, was $43.7 million compared with $66.4 million as of December 31, 2002. Our debt to capitalization ratio (defined as debt expressed as a percentage of debt and shareholders’ equity) increased to 28% at September 30, 2003, compared with 27% at December 31, 2002. As of September 30, 2003, we were in compliance with the financial covenants under our credit facilities.

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

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 29

Contingent obligations

Acquisitions

Contingent consideration may be issued in connection with the 2001 acquisition of J.P. Flanagan Corporation (Flanagan) as follows:

Contingent
	Contingent	consideration
	consideration	target
Year	(000’s)	criteria

2003	126 shares	Revenue
2003	75 shares	Profitability

The 2003 shares include 37,500 shares in each category that have been carried over from 2002. The former owners of Flanagan will be entitled to receive the 2002 shares if the 2003 contingent consideration targets are met or exceeded.

In connection with the acquisition of Hooper Hayes, we issued 196,000 shares that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of September 30, 2003 no shares have been released from escrow.

In connection with other various acquisitions completed through September 30, 2003, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $2.0 million cash and $0.2 million in common shares based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through September 2006 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. These financial statements reflect a liability of approximately $450,000 as well as contingently issuable shares valued at approximately $50,000 as of September 30, 2003.

Other

In connection with our executive share purchase plan, under certain circumstances we may be obligated to purchase loans previously received by certain of our officers and employees from a Canadian chartered bank totaling $5.9 and $5.1 million as of September 30, 2003 and December 31, 2002, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 0.6 million common shares as of September 30, 2003 and December 31, 2002, respectively, which have a market value of $9.8 million and $7.7 million as of September 30, 2003 and December 31, 2002, respectively. Interest on the loans in the amount of $74,000 and $222,000 for the three months and nine months ending September 30, 2003 and $69,000 and $196,000 for the respective periods in 2002, was paid by us and is included in compensation expense.

We anticipate that we will grant stock options in February 2004 in partial consideration of executive management profitability bonuses for 2003. Management has estimated the amount of these bonuses for 2003, and the fair value of the stock options likely to be granted. In accordance with the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3870, “Stock-Based Compensation and Other Stock-Based Payments”, the fair value of these options is being recognized as an expense evenly over the period they are earned. Expenses for these options for the three months and nine months ended September 30, 2003 was $264,000 and $994,000 and is included in non-cash stock based compensation with an offsetting credit to accounts payable.

In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or our results of operations.

30 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

Shareholders’ equity

Restricted share units. We had previously committed to award, under our equity incentive plan, an aggregate of 266,000 restricted shares that would be paid for by the participants (none of whom are members of our senior management or directors) with loans either from us or from a bank (guaranteed by us). In addition, we had previously committed to award an aggregate of 471,000 restricted share units that would be exercisable for common shares, without payment of cash consideration. On June 30, 2003, we awarded 610,000 restricted share units in satisfaction of substantially all of the above-mentioned commitments. The restricted share units vest over periods ranging from 68 months to 95 months. Our accounting policy is to recognize the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.

Share repurchases. For the three months and nine months ended September 30, 2003, no common shares were repurchased by us, other than 1,047 and 5,535 common shares respectively, under the executive share purchase plan.

Shares reserved for issuance. As of September 30, 2003, 3.6 million common shares were reserved for issuance under our equity incentive plan. As of September 30, 2003, an aggregate of approximately 2.1 million stock options and restricted share units were outstanding which would reduce such shares reserved for issuance.

Shareholders’ equity increased by $39.2 million, or 14%, to $323.5 million as of September 30, 2003 from $284.3 million as of December 31, 2002. This increase resulted from net earnings of $25.8 million, an increase in contributed surplus of $2.7 million related primarily to non-cash stock based compensation expense, $0.3 million due to shares issued in conjunction with the contingent consideration payments, as well as an increase in the cumulative translation account of $16.9 million, due mainly to the strengthening of the Canadian dollar compared to the U.S. dollar in 2003. The increase in shareholders’ equity was offset by the payment of dividends of $4.5 million in 2003, and a reduction in share capital of $2.0 million as a result of a transfer from long-term assets on company funded loans to executives used to purchase company shares. This treatment is consistent with U.S. GAAP.

Market risk

Interest rate risk

We are exposed to interest rate risk in connection with our credit facilities due to the interest rate swap entered into in July which converted the fixed rate interest payments on the $65 million of Senior Notes outstanding into floating rate payments. At September 30, 2003, we had $65 million of floating rate debt outstanding. Each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of September 30, 2003 will result in approximately $0.4 million decrease in our earnings.

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

The Canadian dollar is subject to volatility and has experienced a significant decline in its value compared to the U.S. dollar in recent years but has increased in value in the first nine months of 2003. At September 30, 2003 and December 31, 2002 one U.S. dollar equaled $1.3504 and $1.5779 Canadian dollars, respectively. The table below

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 31

summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the nine months ended September 30, 2003, and 2002.

	2003		2002
(in thousands of U.S. dollars, except percentages)

Revenue	+/-$	1,137	+/-$	1,009
Net earnings	+/-$	123	+/-$	190
Cumulative translation account	+/-$	107	+/-$	24

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

Related party transactions

In the three months and nine months ended September 30, 2003 and 2002 we had transactions with and recorded revenue from the following related parties (the Fairfax Companies) (in thousands of U.S. dollars):

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2003	2002	2003	2002

Northbridge Financial Corporation	$5,469	$3,404	$12,091	$8,600
Crum & Forster Holdings, Inc.	221	425	1,052	706
Fairfax Inc.	1,665	1,595	5,928	3,989

	$7,355	$5,424	$19,071	$13,295

As of September 30, 2003 and December 31, 2002 we had accounts receivable and accounts payable balances with the above related parties in the amounts of $3.0 and $9.6 million at September 30, 2003, respectively, and $2.1 and $12.2 million, at December 31, 2002, respectively. The companies above are related through common ownership by Fairfax Financial Holdings Limited (Fairfax), which owns approximately 26% of our outstanding common shares however, if Fairfax converted the convertible subordinated debentures it holds through certain of its subsidiaries it would hold 33% of our common shares. All of our transactions with the Fairfax companies are conducted in the normal course of business and at fair value. In the aggregate, our brokerage subsidiaries generated approximately 8% of our total revenue for the nine months ended September 30, 2003 from these related parties.

As of September 30, 2003 and December 31, 2002, long-term debt related to put options of $6.8 and $5.9 million, respectively, and subordinated convertible debentures of $35.0 million at September 30, 2003 and December 31, 2002, are due to related parties.

During the three months and nine months ended September 30, 2003 and 2002, we incurred expenses related to rental of premises from related parties in the amount of $0.6, and $1.6 million, for 2003 and $0.5 and $1.3 million for the respective periods in 2002. At September 30, 2003 and December 31, 2002 we also had receivables due from related parties in the amount of $3.8 million, of which the majority were loans to employees to enable them to purchase our common shares.

32 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2003 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the design or operation of our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting during the third quarter of 2003. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.

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

Item 2. Changes in Securities and Use of Proceeds

On August 28, 2003, we issued 11,001 common shares to the former owners of Piazza Insurance Agency, Inc. as consideration for contingent obligations payable in connection with the acquisition of that brokerage.

Item 5. Other Information

Information Concerning Forward-Looking Statements

This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 33

•	attaining greater market share;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.

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

Dividends

On July 30, 2003 the Board of Directors declared a dividend of $0.05 on our common shares, payable September 30, 2003 for the quarter ended September 30, 2003 to shareholders of record on September 15, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Letter Agreement dated July 15, 2003 between Bank of Montreal and Hub International Limited relating to an Interest Rate Swap Transaction on USD$10,000,000.00.
10.2	Letter Agreement dated July 15, 2003 between Bank of Montreal and Hub International Limited relating to an Interest Rate Swap Transaction on USD$55,000,000.00.
99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003.
99.2	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.4	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.5	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

We filed a Current Report on Form 8-K on July 31, 2003 furnishing a press release which provided the registrant’s earnings for the quarter ended June 30, 2003.

34 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/s/ DENNIS J. PAULS

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

DATE: November 6, 2003

INTERIM REPORT SEPTEMBER 30, 2003	HUB INTERNATIONAL LIMITED 35