Form 10-K
period 2003-12-31
HUB INTERNATIONAL LTD
filed 2004-03-15
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003 Or

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

Registrant’s telephone number, including area code:

(877) 402-6601

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, no par value	New York Stock Exchange Toronto Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☒          No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., other than directors, officers, or holders of more than 5% of the registrant’s common stock although such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant) computed by reference to the closing sales price on the New York Stock Exchange on June 30, 2003 was $299,261,012.

The number of shares of the registrant’s common stock, issued and outstanding as of March 3, 2004 was 30,299,170.

Documents Incorporated by Reference

Those sections or portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the “2004 Proxy Statement”) involving the election of directors and other matters at the annual and special meeting of shareholders of the registrant to be held on May 11, 2004, are incorporated by reference in Part III of this report.

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Reference in this Annual Report on Form 10-K to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. We publish our consolidated financial statements in U.S. dollars. All reference in this report to “dollars” or “$” refer to U.S. dollars and all reference to “Canadian dollars” and “C$” refer to Canadian dollars, unless otherwise noted. Except as otherwise indicated, all financial statements and financial data contained in this Annual Report on From 10-K have been prepared in accordance with generally accepted accounting principles in Canada, or Canadian GAAP, which differs in certain respects from generally accepted accounting principles in the United States of America, or U.S. GAAP. Please see note 18 to our audited consolidated financial statements for a description of the material differences between Canadian GAAP and U.S. GAAP.

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

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 3

PART I

Item 1. Business

Overview

We are a leading North American insurance brokerage providing a broad array of property and casualty, life and health, employee benefits, investment and risk management products and services. We focus primarily on middle-market commercial accounts in the United States and Canada, which we serve through our approximately 2,500 employees in more than 150 locations, using a variety of retail and wholesale distribution channels. We define the middle market as those clients with 20 to 1,500 employees, which typically generate annual commissions and fees ranging from $2,500 to $250,000. Since our company was formed in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired an additional 95 brokerages and have established a strong presence in the northeastern, midwestern and western United States and in the Canadian provinces of Ontario, Quebec and British Columbia. Through a combination of acquiring quality brokerages with proven track records and organic growth, we have grown our revenue from $38.7 million in 1998 to $286.4 million in 2003, of which 78% of the increase is attributable to acquisitions.

We operate through an organizational structure comprised of our head office, larger regional brokerages that we call “hub” brokerages and smaller brokerages that we call “fold-ins.” Our head office oversees the acquisition of hub brokerages, coordinates selling and marketing efforts, identifies cross-selling opportunities among our brokerages, negotiates significant contracts with insurers and handles certain general administrative functions. We have 10 hub brokerages, five operating in the United States and five in Canada. Each hub brokerage has a significant market presence in a geographic region of the United States or Canada. Each hub provides insurance brokerage services and is responsible for integrating the fold-in acquisitions in its region.

We have traditionally operated our hub brokerages in a decentralized manner so they may more effectively address their local market conditions. A hub brokerage is responsible not only for the development of its own business, but also the identification of fold-ins that can be acquired by and integrated into the operations of the hub brokerage. This process allows each hub brokerage an opportunity to strengthen its regional market presence by acquiring new or complementary products and services and management talent and improve profit margins through the reduction or elimination of redundant administrative functions, premises and systems. Our structure enables our hub brokerages to more effectively and quickly meet the changing needs of our clients in various markets, while benefiting from the operating efficiencies and leverage of a large brokerage. As we continue to grow, however, it is likely that added investment will be made to coordinate more functions from our head office to enhance the potential for cross-selling, international coordination, marketing efficiency, total expense management and financial controls.

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

4 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

services in Canada. In the United States in 2003, 89% of our commission income was generated from the sale of commercial lines and 11% from personal lines. In Canada in 2003, 58% of our commission income was generated from the sale of commercial lines and 42% from personal lines.

The chart below lists a selection of our commercial and personal insurance products and services.

Commercial insurance

Risk management
Property and casualty	Employee benefits	services

•   Business property
•   Auto and trucking fleets
•   Technology
•   Intellectual property
•   Natural disaster
•   Workers’ compensation
•   Liability
•   Surety bonds
•   Business income
•   Accounts receivable
• Environmental risks	• Group life and health • Employment issues • Human resources • Retirement plans • Contract review	• Claims management • Risk finance structuring • Exposure evaluation • Coverage analysis • Contract review

Personal insurance

Property and casualty	Life, health and financial

• Home • Personal property • Auto and recreational vehicles • Travel accident and trip cancellation	• Disability • Life • Investments • Financial planning

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

Grow through selected acquisitions. The introduction of new brokerages through acquisitions is a fundamental component of our strategy. We have acquired an additional 95 brokerages since our formation in 1998. We acquire brokerages to grow our revenue, complement and supplement our existing products and services and add experienced management. In addition, acquisitions of larger brokerages allow us to further expand our hub platform and geographic footprint. We believe that we are well positioned to compete for quality brokerages and that our proven success in consolidating brokerages in the past will make us attractive to regional brokerages seeking to join with and share in the resources of a larger North American brokerage.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 5

Standardize procedures to increase operating efficiency and reduce costs. We strive to implement the best operating and sales practices of our brokerages across our company. We provide centralized marketing support to our brokers for many specialized risk programs and group home and auto plans and we integrate promotional programs, internet technology, procurement and risk management across our brokerage offices. Our brokerages share certain systems, such as accounting and payroll processing, which reduce redundancies and increase operating efficiencies. In addition, we continue to implement a comprehensive quality control program and a standardized approach to our sales and marketing efforts across our brokerages.

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

6 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Our operations

We were created in November 1998 when 11 Canadian brokerages merged to form Hub. Significant events that have occurred since our formation in the last five years include:

•	January 1999 — Fairfax Financial Holdings Limited (Fairfax) purchased 5.4 million common shares of Hub for $34.2 million cash.

•	January 1999 — We completed a financing whereby we issued a total of 2,838,080 common shares, on a private placement basis, at a price of $8.60 per common share or approximately $24.4 million in the aggregate. Fairfax purchased, through certain of its wholly-owned subsidiaries, 1,185,184 of the common shares.

•	February 1999 — We completed a public offering in Canada of 865,624 common shares at a price of $8.60 per share for total proceeds of approximately $7.4 million and listed our common shares on the Toronto Stock Exchange (TSX).

•	During 1999 — We acquired 44 brokerages in Canada and completed our first acquisition in the United States, Mack and Parker, Inc. (Mack and Parker).

•	During 2000 — We acquired 18 brokerages in Canada and the United States including C.J. McCarthy Insurance Agency, Inc.

•	During 2001 — We acquired 16 brokerages in Canada and the United States including J.P. Flanagan Corporation (Flanagan), Kaye Group Inc. (Kaye) and Burnham Insurance Group, Inc.

•	June 2002 — We completed an initial public offering in the United States of 6,900,000 common shares, at a price of $14.00 per share. Total net proceeds from the offering after deducting total expenses were approximately $88.1 million.

•	During 2002 — we acquired 8 brokerages in the United States and Canada including Hooper, Hayes and Associates, Inc. (Hooper Hayes) and Fifth Third Insurance Services, Inc., which we have renamed Hub International of Indiana Limited (Hub Indiana).

•	During 2003 — we acquired 9 brokerages in the United States and in Canada with total annualized revenue of $8.0 million.

Our operations are currently conducted from principal offices located in Chicago, New York, Los Angeles, Boston, Battle Creek, MI, Toronto, Vancouver and Montreal.

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

We anticipate that we will selectively acquire more hub brokerages in geographic regions where we currently have a limited presence, most notably the southeastern and southwestern United States. There are many more brokerages in the United States that we would consider suitable hub brokerage acquisition candidates than in Canada due to the market size of the United States. Each new hub will be characterized by the following attributes:

•	an experienced and talented management team prepared to make a long-term commitment to executing our strategic business plan;

•	the ability to identify, acquire and seamlessly integrate smaller brokerages (fold-ins) in its region;

•	specialization in certain products or services that may be beneficial to or complement our other brokerages; and

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 7

•	a demonstrated record of organic growth and profitability, operating at, or capable of achieving in the near term, minimum financial performance targets.

We expect that future acquisitions will be financed with available cash, the issuance of common shares, the proceeds of other financings, or a combination of the foregoing.

The retention of existing management at the hub brokerages we acquire is important to the successful integration and subsequent operation of acquired brokerages. We have in the past encouraged, and may continue in the future to encourage, existing management to stay with the acquired hub brokerage by using our common shares to pay a large portion of the acquisition price. The shares the owner/management receive are, in some cases, subject to transfer restrictions, for up to ten years. We also utilize our equity incentive plan to grant options to acquire our shares, restricted shares and restricted share units (in lieu of cash compensation or in consideration of non-competition covenants) which have vesting, exercise and transfer restrictions that are designed to encourage the long-term commitment of management to our company.

Distribution channels

We utilize retail, wholesale and call-center distribution channels, and have the ability to employ these distribution channels for specific market segments. Our brokerages use one of, or a combination of the following different distribution channels:

•	Retail sales and service centers that target middle-market companies provide a broad range of property and casualty insurance, life and health insurance, risk management and financial services from traditional office locations leased by our brokerages in local communities.

•	Retail call-centers provide sales and services by telephone to individuals or members of employee groups, associations, affinity groups and specific communities. We operate call-centers in Chicago, Saint John, New Brunswick and Chilliwack, British Columbia;

•	Wholesale life and financial services centers, known as managing general agents, provide life and financial products and expertise to independent agents on a wholesale basis from our locations in Vancouver, Calgary, Montreal and Toronto; and

•	Wholesale property and casualty insurance centers provide products, international risk solutions, captive management programs and specialty lines to independent brokers and corporations in North America and internationally from our locations in New York, Toronto, Montreal and Vancouver.

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

8 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

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

Employees

As of December 31, 2003, we employed 2,472 persons on a full-time basis, 2,022 of whom were employed in sales and customer service and 450 of whom were employed in corporate, finance and administration. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees is good.

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

Our strategic plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Since our formation in 1998, approximately 78% of our revenue growth has been attributable to acquisitions. However, we may not successfully identify suitable acquisition candidates. Prospective acquisition candidates may not become available or we may not be able to complete an acquisition once negotiations have commenced. We compete for acquisition and expansion opportunities with entities that have substantially greater resources than we do and these entities may be able to outbid us for these acquisition targets. If we fail to execute our acquisition strategy, our revenue growth is likely to suffer and we may be unable to remain competitive.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 9

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

Since our formation in November 1998 through the merger of 11 insurance brokerages, we have acquired an additional 95 brokerages. Although we conduct due diligence in respect of the business and operations of each of the brokerages we acquire, we may not have identified all material facts concerning these brokerages. For example, on one occasion we discovered a brokerage’s liability for unaccrued corporate taxes only after we had completed the acquisition of the brokerage. Unanticipated events or liabilities relating to these brokerages could have a material adverse effect on our financial condition. Furthermore, once we have integrated an acquired brokerage, it may not achieve levels of revenue, profitability, or productivity comparable to our existing locations, or otherwise perform as expected. Our failure to integrate one or more acquired brokerages so that they achieve our performance goals may have a material adverse effect on our results of operations and financial condition.

If we fail to obtain additional financing for acquisitions, we may be unable to expand our business.

Our acquisition strategy may require us to seek additional financing. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we may not be able to maintain or increase our market share or expand our business through acquisitions. Our ability to obtain additional financing will depend upon a number of factors, many of which are beyond our control. We may not be able to obtain additional satisfactory financing because we already have debt outstanding and because we may not have sufficient cash flow to service or repay our existing or additional debt. For example, as of December 31, 2003, we had $113.8 million of total debt and our two credit facilities contain covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional debt.

We cannot accurately forecast our commission revenue because our commissions depend on premium rates charged by insurance companies, which historically have varied and are difficult to predict. Any declines in premiums may adversely impact our profitability.

In 2003, we derived approximately 91% of our revenue from commissions paid by insurance companies on the sale of their insurance products to our clients. Our revenue from commissions fluctuates with premiums charged by insurers, as commissions typically are determined as a percentage of premiums. When premiums decline, we experience downward pressure on our revenue and earnings. Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions. Significant reductions in premium rates occurred during the years 1988 through 2000 as a result of expanded underwriting capacity of property and casualty insurance companies and increased competition. In some cases, property and casualty insurance companies lowered commission rates. The years 2001 through 2003 saw premium rates increase. Although we cannot predict changes in premium pricing, we did begin to see some reductions in pricing in the latter part of 2003 in the United States. Canadian rate trends have trailed those of the United States, leading to expectations that Canadian premium rates

10 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

will continue to be firm for much of 2004, with some softening as the year progresses. Because we cannot determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenue, including whether it will significantly decline. If premiums decline or commission rates are reduced, our revenue, earnings and cash flow could decline. In addition, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenue.

Insurance company contingent commissions and volume overrides are less predictable than normal commissions, which impairs our ability to forecast the amount of such revenue that we will receive and may negatively impact our operating results.

We derive a portion of our revenue from contingent commissions and volume overrides. The aggregate of these sources of revenue generally has accounted for approximately 6% of our total revenue. Contingent commissions may be paid by an insurance company based on the profit it makes on the overall volume of business that we place with it. Volume overrides and contingent commissions are typically calculated in the first or second quarter of the following year by the insurance companies and are paid once calculated. As a result of recent developments in the property and casualty insurance industry, including changes in underwriting criteria due in part to the higher numbers and dollar value of claims as compared to the premiums collected by insurance companies, we cannot predict the payment of this performance-based revenue as accurately as we have been able to in the past. Further, we have no control over the process by which insurance companies estimate their own loss reserves, which affects our ability to forecast contingent commissions. Because these contingent commissions affect our revenue, any decrease in their payment to us could adversely affect our results of operations. Recently, legal proceedings challenging the appropriateness of revenue sharing arrangements between insurance companies and brokerages, including contingent profit and volume override arrangements, have been commenced against certain insurance brokerages. These proceedings allege that such revenue sharing arrangements conflict with a broker’s duty to its clients. While we have not been named as a defendant in any such proceeding, and disagree with the underlying premise that these revenue sharing arrangements create a conflict of interest, we could be the subject of a similar action in the future. A finding that such arrangements conflict with a broker’s duty to its clients could have a material adverse affect on our revenue and profitability.

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

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 11

June 30, 2001 be accounted for in accordance with the purchase method of accounting and expand the definition of other identifiable intangible assets acquired in a business combination using the purchase method.

On January 1, 2002, we adopted CICA’s Section 3062, “Goodwill and Other Intangible Assets”. For all business combinations accounted for using the purchase method prior to June 30, 2001, Section 3062 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of definite life and indefinite life intangible assets. Indefinite life intangible assets, similar to goodwill, will no longer be amortized and will be tested at least annually for impairment. A deterioration in our operating results may adversely affect the carrying value of our goodwill and other indefinite life intangible assets. The loss of a significant client at one of our brokerages could result in an impairment of goodwill associated with such brokerage, which would cause us to take an impairment to goodwill. Such an impairment would adversely affect our earnings.

The loss of members of our senior management or a significant number of our brokers could negatively affect our financial plans, marketing and other objectives.

The loss of or failure to attract key personnel could significantly impede our financial plans, growth, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management but also on the individual brokers and teams that service our clients and maintain client relationships. In the past, we have experienced short-term disruptions to certain brokerage operations due to the early retirement of senior members of management at those brokerages. Our operations are not generally dependent on any one individual; however, the loss of Martin Hughes, our Chairman and Chief Executive Officer could negatively impact our acquisition strategy in the United States due to his significant relationships and expertise in the insurance industry.

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

12 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

We do business with certain subsidiaries of our largest shareholder and if a conflict of interest were to arise it may not be resolved in our favor and could adversely affect our revenue.

As of December 31, 2003, Fairfax Financial Holdings Limited owned or controlled 26% of our common shares, 32% if Fairfax converted our convertible subordinated debentures it holds. We do business with certain subsidiaries of Fairfax which represented approximately 10% of our revenue in 2003. We expect that this percentage will decrease as we complete more acquisitions in the United States. If a conflict of interest arose between us and Fairfax or one of its subsidiaries, we cannot assure you that this conflict would be resolved in a manner that would favor us. In addition, if Fairfax were to sell our common shares that it owns, it may no longer be as interested in continuing to do business with us which could have a material adverse effect on our revenue and expenses and such a sale by Fairfax could also impact our share price.

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

We intend to utilize our extensive customer databases for marketing and sales purposes, which we believe will enhance our ability to meet our organic growth targets. However, new privacy legislation, such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 in the United States and the Personal Information Protection and Electronic Documents Act (PIPEDA) in Canada, as well as other regulatory changes, may restrict our ability to utilize personal information that we have collected in our normal course of operations to generate new sales. If we become subject to new restrictions, or other regulatory restrictions, which we are not aware of, our ability to grow our business may be adversely affected.

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

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 13

development occurs at one or more of our brokerages near the beginning of a month, we may not become aware of the occurrence for several weeks which could make it more difficult for us to effectively respond to that development. In addition, if one of our brokerages was to report inaccurate financial information, we might not learn of these inaccuracies for several weeks, if at all, which could adversely affect our ability to determine and report our financial results. For example, on occasion, inconsistent accounting treatment at a brokerage has not been detected until preparation of our quarterly financial statements. We have implemented enterprise reporting software that enables us to extract financial and operating data from our brokerages electronically; however, in the event of a technical or other failure we may be unable to use this software effectively to compile our financial data or to prevent inconsistent reporting of financial information.

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

Our clients have the right to file complaints with the regulators about our services, and the regulators may investigate and require us to address these complaints. Our failure to satisfy the regulators that we are in compliance with their requirements or the legal requirements governing our activities can result in disciplinary action, fines, reputational damage and financial harm.

In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational improvements or modifications at various locations which could result in higher costs or hinder our ability to operate our business. See “Business — Government regulation.”

14 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Risks related to our common shares

The price of our common shares may fluctuate substantially, which could negatively affect the holders of our common shares.

The price of our common shares may fluctuate substantially due to the following factors: (1) fluctuations in the price of the shares of the small number of public companies in the insurance brokerage business, (2) announcements of acquisitions as part of our growth strategy, (3) additions or departures of key personnel, (4) announcements of legal proceedings or regulatory matters and (5) the general volatility in the stock market. The market price of our common shares could also fluctuate substantially if we fail to meet or exceed securities analysts’ expectations of our financial results or if there is a change in financial estimates or securities analysts’ recommendations. From the beginning of 2002 to March 3, 2004, the price of our common shares on the TSX has ranged from a low of C$15.50 to a high of C$29.00, and on the NYSE has ranged from a low of $11.45 to a high of $17.90.

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

Our largest shareholder may substantially influence certain actions requiring shareholders approval.

As of December 31, 2003, Fairfax owned or controlled 26% of our common shares. Fairfax also owns or controls $35 million of subordinated convertible notes, which it can convert at any time into our common shares at C$17.00 per share. If Fairfax converts the notes it would hold 32% of our common shares. Under our by-laws and articles of incorporation, Fairfax has the ability to substantially influence certain actions requiring shareholder approval, including:

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

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 15

Item 2. Properties

We maintain our corporate headquarters in Chicago, Illinois at premises that we sublet from Mack and Parker, one of our subsidiaries. This facility, totaling approximately 3,500 square feet, contains corporate, finance, administration, sales and customer support functions. The lease on the premises expires on October 1, 2011. In addition, our brokerages lease office space in the locations in which they operate, none of which is material. In total, we hold 158 leases covering approximately 720,000 square feet with a total annual base rent for all of these locations of approximately $10 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

16 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

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

	NYSE		TSX
					Cash
	High	Low	High	Low	Dividends

2002
First Quarter			C$21.00	C$15.50	C$0.07
Second Quarter	$16.80	$13.46	C$25.75	C$20.00	C$0.07
Third Quarter	$16.60	$12.90	C$25.25	C$20.25	C$0.07
Fourth Quarter	$18.60	$11.45	C$29.00	C$17.71	C$0.07
2003
First Quarter	$15.05	$11.55	C$23.12	C$17.34	$0.05
Second Quarter	$17.18	$13.05	C$23.27	C$19.00	$0.05
Third Quarter	$19.97	$15.50	C$27.50	C$20.95	$0.05
Fourth Quarter	$17.05	$15.00	C$22.99	C$19.40	$0.05
2004
First Quarter (through March 3, 2004)	$17.90	$15.94	C$23.83	C$20.42	$0.05

On December 31 2003, the closing price of our common shares on the NYSE was $16.76 and on the TSX the closing sale price was C$21.90. The exchange rate in effect at December 31, 2003 was C$1.00 per $0.7738. As of March 3, 2004, there were 30,299,170 of our common shares issued and outstanding. As of the close of business March 3, 2004, we had approximately 280 holders of record of our common shares.

We have no formal dividend policy other than the board of directors considers the payment of dividends as quarterly financial information becomes available. In the future, dividends will be paid at the discretion of our board of directors depending on our financial position and capital requirements, general business conditions, contractual restrictions and other factors. Dividends paid after December 31, 2002 have been, and dividends, if any, that may be declared in the future, will be declared in U.S. dollars instead of Canadian dollars.

Item 6.	Selected Financial Data

We were formed in November 1998 through the merger of 11 independent insurance brokerages into a new company. The merger was accounted for using the pooling-of-interests method.

Our results for the five year period ended December 31, 2003 reflect the acquisition of brokerages that occurred in each respective period. These acquisitions were accounted for using the purchase method. Thus, results of acquisitions are only included from the date of acquisition forward. Accordingly, the results in each period are not directly comparable.

Our historical consolidated financial statements are prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP. For a discussion of the principal differences between Canadian GAAP and U.S. GAAP as it relates to us, see note 18 to our audited consolidated financial statements included elsewhere in this Form 10-K.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 17

	Year Ended December 31,
(in thousands of U.S. dollars,
except per share amounts)(1)	2003	2002	2001	2000	1999

Consolidated statement of earnings data:
Canadian GAAP
Revenue:
Commission income	$259,461	$200,976	$143,063	$86,410	$47,964
Contingent commissions and volume overrides	18,530	11,464	5,899	4,909	2,824
Other	8,368	7,520	5,031	3,921	3,309

	286,359	219,960	153,993	95,240	54,097

Expenses:
Compensation	156,320	118,667	88,015	54,701	29,519
Selling, occupancy and administration	56,606	44,932	35,276	21,778	13,235
Depreciation	6,244	5,492	3,940	1,885	1,275
Interest expense	5,191	7,317	7,447	1,981	632
Intangible asset amortization	3,208	1,671	4,940	3,260	1,626
(Gain) loss on disposal of property, equipment and other assets	(202)	(2,679)	(173)	127	14
(Gain) on put option liability	(160)	(186)	(719)	—	—
Non-cash stock based compensation	4,801	1,089	—	—	—
Proceeds from life insurance	(1,000)	—	—	—	—

	231,008	176,303	138,726	83,732	46,301

Net earnings before income taxes	55,351	43,657	15,267	11,508	7,796
Provision for income tax expense	18,842	14,256	5,262	5,370	4,052

Net earnings(2)	$36,509	$29,401	$10,005	$6,138	$3,744

Earnings per share(2)
Basic	$1.22	$1.27	$0.53	$0.34	$0.22
Diluted	$1.14	$1.06	$0.50	$0.34	$0.22
Weighted average shares outstanding:
Basic	29,967	23,181	19,012	18,327	16,941
Diluted	33,767	30,199	20,105	18,327	16,941
Dividends declared per share(3)	$0.20	$0.18	$0.18	$0.13	$—
U.S. GAAP
Net earnings (Canadian GAAP)	$36,509	$29,401	$10,005	$6,138	$3,744
Adjustment to investment held for sale	—	(2,236)	520	—	—
Cumulative effect of change in accounting policy for put options	335	—	—	—	—
Adjustment to put option liability	(409)	(814)	(811)	—	—
Change in reporting currency	—	—	144	405	233

Net earnings (U.S. GAAP)(4)	$36,435	$26,351	$9,858	$6,543	$3,977

Net earnings per share (U.S. GAAP)(4)
Basic	$1.22	$1.14	$0.52	$0.36	$0.23
Diluted	$1.14	$0.96	$0.49	$0.36	$0.23

(1)	Effective October 1, 2001, we adopted the U.S. dollar as our reporting currency. Our financial results for all periods prior to October 1, 2001 have been restated from Canadian dollars to U.S. dollars at the exchange rate in effect at September 30, 2001 of C$1.00 = $0.6338.

18 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

(2)	As discussed in note 2, “Summary of significant accounting policies,” of the notes to the audited consolidated financial statements, we adopted Canadian Institute of Chartered Accountants (CICA) Section 3062 on January 1, 2002. Upon adoption of CICA Section 3062, goodwill is no longer amortized. The following table illustrates the effect that CICA Section 3062 would have had on net earnings and per share information under Canadian GAAP for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 had goodwill not been amortized:

	Year Ended December 31,
(in thousands of U.S. dollars, except
per share amounts)	2003	2002	2001	2000	1999

Reported net earnings — Canadian GAAP	$36,509	$29,401	$10,005	$6,138	$3,744
Add back: Goodwill amortization	—	—	3,996	2,820	1,490

Net earnings adjusted for goodwill	$36,509	$29,401	$14,001	$8,958	$5,234

Basic EPS — Reported	$1.22	$1.27	$0.53	$0.34	$0.22
Basic EPS — Adjusted for goodwill	$1.22	$1.27	$0.74	$0.49	$0.31
Diluted EPS — Reported	$1.14	$1.06	$0.50	$0.34	$0.22
Diluted EPS — Adjusted for goodwill	$1.14	$1.06	$0.70	$0.49	$0.31

(3)	We commenced payment of dividends in the second quarter of 2000.

(4)	We adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142 (SFAS No. 142) on January 1, 2002. Upon adoption of SFAS No. 142 goodwill is no longer amortized. The following table illustrates the effect that SFAS No. 142 would have had on net earnings and per share information under U.S. GAAP for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 had goodwill not been amortized:

	Year Ended December 31,
(in thousands of U.S. dollars, except
per share amounts)	2003	2002	2001	2000	1999

Reported net earnings — U.S. GAAP	$36,435	$26,351	$9,858	$6,543	$3,977
Add back: Goodwill amortization	—	—	4,065	2,988	1,583

Net earnings adjusted for goodwill	$36,435	$26,351	$13,923	$9,531	$5,560

Basic EPS — Reported	$1.22	$1.14	$0.52	$0.36	$0.23
Basic EPS — Adjusted for goodwill	$1.22	$1.14	$0.73	$0.52	$0.33
Diluted EPS — Reported	$1.14	$0.96	$0.49	$0.36	$0.23
Diluted EPS — Adjusted for goodwill	$1.14	$0.96	$0.69	$0.52	$0.33

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 19

	As of December 31

(in thousands of U.S. dollars)(1)	2003	2003	2002	2000	1999

Consolidated balance sheet data
Total assets	$700,603	$596,876	$502,296	$206,157	$171,202
Total debt(2)	$113,799	$107,038	$196,952	$34,665	$20,565
Total shareholders’ equity	$342,790	$284,274	$135,271	$112,212	$105,462
Reconciliation to U.S. GAAP:
Total shareholders’ equity
(Canadian GAAP)	$342,790	$284,274	$135,271	$112,212	$105,462
Adjustment to investment held for sale	(1,716)	(1,716)	520	—	—
Accumulated other comprehensive income:
Unrealized gains (losses), net of tax of $(56) — 2003, $85 — 2002, $(122) — 2000, $(26) — 1999	90	(83)	(140)	198	42
Cumulative translation account	—	496	—	5,811	9,836
Adjustment to put option liability	—	(1,702)	(4,898)	—	—
Executive share purchase plan loan	—	(1,912)	(2,142)	—	—

Total shareholders’ equity (U.S. GAAP)	$341,164	$279,357	$128,611	$118,221	$115,340

(1)	Effective October 1, 2001, we adopted the U.S. dollar as our reporting currency. Our financial results for all periods prior to October 1, 2001 have been restated from Canadian dollars to U.S. dollars using the exchange rate in effect at September 30, 2001 of C$1.00 = $0.6338.

(2)	Includes long-term debt and capital leases (including current portion), bank debt and subordinated convertible notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Hub is a leading North American insurance brokerage that has grown rapidly since its formation in 1998 through mergers, acquisitions and organic growth. We provide a broad array of property and casualty, life and health, employee benefits, investment and risk management products and services through offices located in the United States and Canada. We are pursuing a growth strategy that includes expansion of our geographic footprint across the United States and deeper penetration of the insurance brokerage market in both the United States and Canada. Both acquisitions and internal growth are core components of our strategic plan for revenue expansion.

We anticipate that increases in revenue, higher revenue per employee, expense control and more advantageous commission arrangements with insurance firms will be instrumental in margin expansion efforts.

20 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

As of December 31, 2003, our operations included 10 regional “hub” brokerages — five in the United States and five in Canada — and more than 150 offices staffed by approximately 2,500 people. Our strategic plan calls for the addition of approximately 10 additional U.S. hubs to extend our geographic footprint. Brokerages large enough to be considered hubs will generally have annual revenue in excess of $10 million. In addition to larger, “hub” acquisitions by the parent corporation, each regional hub is tasked with pursuing smaller, fold-in acquisitions that either expand its geographic penetration or add new specialization or expertise to the regional operation.

We generally acquire larger, “hub” brokerages, for a combination of cash and stock. Although there are variations in the purchase terms for each hub, our goal is to pay 30% - 70% of the “hub” purchase price in our common stock, while setting escrow periods of up to 10 years for the sellers to hold these shares. We believe the use of escrowed stock in major acquisitions creates increased alignment of interests between senior managers and the public shareholders of the corporation. We have paid all cash for the acquisition of certain brokerages, and may pay an all cash purchase price for brokerages in the future. As of December 31, 2003, senior managers of the company and its hubs owned approximately 4,129,000 shares, or 12.5% of shares outstanding, while all employees as a group held approximately 9,176,000 shares, or 27.8% of total shares outstanding.

During the three years ended December 31, 2003, we acquired 24 brokerages in the United States and another 9 brokerages in Canada, adding a combined $156.5 million to our revenue as of the dates of acquisition. Of these acquisitions, 4 were regional hubs, all based in the United States. United States revenue has grown to 62% of our total in 2003 from 21% in 2000, reflecting primarily acquisition growth but also organic growth and our strategic plan to use acquisitions to expand across the United States. Organic growth is similar to the same-store-sales calculation used by retailers. It includes revenue growth from units included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.

We acquired brokerages with aggregate annual revenue of $8.1 million in 2003, down from approximately $59.6 million of acquired revenue in 2002. The slower pace of acquisitions in 2003 resulted from a number of factors, including competition for brokerages by banks and other buyers willing to acquire insurance brokers at higher valuations than we and most industry peers have been willing to pay.

Our management believes pricing discipline is a key to successful acquisition efforts and did not complete potential acquisitions that did not meet our pricing criteria. During 2003, for example, we considered an acquisition of a large brokerage firm in Chicago, but decided against the potential transaction as a result of our due diligence process. This process led to diversion of a significant amount of management’s time, which weighed against other acquisition efforts. We still continue to have a goal of acquiring an average of 2 hub operations per year, increasing our base of U.S. hubs to 15 from the current six. Acquisitions will be driven by opportunity, pricing and fit, however, not by a rigid timetable.

Our revenue base is diversified across a large number of insurance products and services, including:

Commercial insurance

Property and casualty	Employee benefits	Risk management services

•   Business property
•   Auto and trucking fleets
•   Technology
•   Intellectual property
•   Natural disaster
•   Workers’ compensation
•   Liability
•   Surety bonds
•   Business income
•   Accounts receivable
• Environmental risks	• Group life and health • Employment issues • Human resources • Retirement plans • Contract review	• Claims management • Risk finance structuring • Exposure evaluation • Coverage analysis • Contract review

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 21

Personal insurance

Property and casualty	Life, health and financial

• Home • Personal property • Auto and recreational vehicles • Travel accident and trip cancellation	• Disability • Life • Investments • Financial planning

Commercial lines have increased as a percentage of our total revenue, increasing to 77% in 2003 from 18% in 2001, largely as a result of our more rapid expansion in the United States, where middle market companies and other commercial clients are the primary source of revenue. In 2003, commercial lines constituted 89% of U.S. revenue and 58% of Canadian revenue. In British Columbia (Canada), we are the largest broker of government underwritten auto insurance, a personal line. In addition, Canada’s public health care system eliminates a significant portion of the demand for employer-provided health insurance, a major commercial product line for us in the United States.

We employ a number of distribution channels to deliver products and services to clients. Among the distribution channels we employ are:

•	Retail sales and service centers that target middle-market companies, providing a broad range of property and casualty insurance, life and health insurance, risk management and financial services;

•	Retail call-centers provide sales and services by telephone to individuals or members of employee groups, associations, affinity groups and specific communities. We operate call-centers in Chicago, and in Saint John, New Brunswick and Chilliwack, British Columbia;

•	Wholesale life and financial services centers, known as managing general agents, provide life and financial products and expertise to independent agents on a wholesale basis from our locations in Vancouver, Calgary, Montreal and Toronto;

•	Wholesale property and casualty insurance centers provide products, international risk solutions, captive management programs and specialty lines to independent brokers and corporations in North America and globally from offices in New York, Toronto, Montreal and Vancouver.

In addition, we are a member of the Worldwide Broker Network, a consortium of international brokerages which we can access to service U.S. or Canadian clients who require insurance internationally.

Because we have a diverse mix of products, services, insurer relationships and distribution channels, revenue and profitability levels are not usually highly susceptible to major changes as a result of a single product or service. (An exception occurred in 2003. See “US Results” on page 25.) However, general economic trends can influence both overall insurance rates — and commissions — and availability or costs of individual types of coverage.

During the 1990s, for example, insurance rates were generally considered low, or “soft,” as insurance companies sought to maximize the flow of premium dollars that they could invest profitability in a rising stock market and in other investments. Beginning in 2000, as return on investment began to shrink, insurance rates began to rise, or “harden,” a pace that accelerated rapidly after the terrorist attack of September 11, 2001. During the past two years, premium rates have remained firm for most types of coverage, rising 10% to 15% per year in many cases. During 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. Rates for liability, health and other types of coverage continued to experience increases however. Looking toward 2004, we anticipate some continued softening in the U.S. market and the beginning of softening in the Canadian market as the year progresses.

For us, as for other brokers, rising rates can present both positive and negative effects. Rising premiums usually yield stronger commission levels, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to rising rates by reducing total coverage, often by raising deductibles, reducing limits of coverage, or by leaving some risks uninsured. In addition, a weak economic environment often leads to lower sales and employee headcounts at client companies, leading in turn to reduced demand for employee benefits, liability and other types of coverage tied to business activity levels. Our ability to achieve organic revenue growth is not solely dependent on

22 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

rising or declining rates, but results from a more complex mixture of general economic growth, access to coverage from insurers and marketing/sales expertise.

Our strategic plan has traditionally included a highly decentralized structure that offered a large degree of autonomy to each regional “hub” operation. We have sought to acquire strong businesses and retain the services and commitment of the management teams that built those businesses successfully. Decentralization has been a core component of this growth plan. As the company continues to grow, however, it is likely that added investment will be made to coordinate more functions from the head office, enhancing the potential for cross-selling, international coordination, marketing efficiency, total expense management and financial controls.

Because we are a service organization, compensation and other personnel costs make up the largest component of total expenses — 70% in 2003. Property and equipment are comprised primarily of furniture, computer systems and office equipment. Therefore, Hub’s capital resources, including external borrowings, internally generated cash flow and issuance of common shares, are targeted primarily toward acquisitions.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

We achieved growth in revenue and profitability in 2003. Although the pace of acquisitions did not match that of 2002, we benefited from strong organic growth rates in most hubs, contributions from brokerages acquired in 2002 and the currency exchange benefits of a strengthening Canadian dollar. Overall, our management believes the company made strong progress on several fronts in 2003, including increased penetration of the commercial middle market in British Columbia, expansion of the professional liability practice in Chicago and growth of the wholesale brokerage business in New York and Toronto.

As a result of these and other factors, we reported a 30% revenue increase to $286.4 million in 2003, while net earnings increased 24% to $36.5 million. Diluted earnings per share increased 8% to $1.14 from $1.06. The slower rate of growth in diluted earnings per share as compared to growth in revenue and net earnings reflected a larger number of average shares outstanding, resulting from both our U.S. IPO in June 2002 and the use of common shares in both acquisitions and compensation programs.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 23

The table below shows a breakdown of our revenue by segment and type for 2003 including organic growth for 2003:

(in thousands of U.S. dollars, except percentages)

	Revenue				Adjustment for
			Total net	Total net	(acquisitions)	Organic	Organic
	2003	2002	change($)	growth(%)	and disposals	growth($)	growth(%)

Total
Commission Income	$259,461	$200,976	$58,485	29%	$(36,303)	$22,182	11%
Contingent Commissions and Volume Overrides	18,530	11,464	7,066	62%	(2,951)	4,115	36%
Other Income	8,368	7,520	848	11%	(749)	99	1%

Total	$286,359	$219,960	$66,399	30%	$(40,003)	$26,396	12%

U.S.
Commission Income	$158,025	$120,741	$37,284	31%	$(35,038)	$2,246	2%
Contingent Commissions and Volume Overrides	13,493	7,780	5,713	73%	(2,872)	2,841	37%
Other Income	5,701	5,628	73	1%	(753)	(680)	(12)%

Total	$177,219	$134,149	$43,070	32%	$(38,663)	$4,407	3%

Canada
Commission Income	$101,436	$80,235	$21,201	26%	$(1,265)	$19,936	25%
Contingent Commissions and Volume Overrides	5,037	3,684	1,353	37%	(79)	1,274	35%
Other Income	2,667	1,892	775	41%	4	779	41%

Total	$109,140	$85,811	$23,329	27%	$(1,340)	$21,989	26%

Of the $66.4 million in new revenue we reported, $40.0 million, or 60% reflected growth through acquisition, while $26.4 million, or 40% resulted from organic growth. By comparison, acquired units added $46.1 million, or 70% of 2002’s sales growth, while organic growth contributed $19.9 million, or 30% of our revenue increases. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In 2003, the rise of the Canadian dollar versus the U.S. dollar contributed 5 percentage points of our 12% organic growth rate in revenue.

Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provides approximately 91% of our revenue base. In addition to these “core” commissions, the company derives revenue from:

•	Volume overrides — additional compensation paid by insurance companies to brokerages on the basis of the overall volume of business a brokerage places with the insurance company.

•	Contingent commissions — additional compensation based on the profit an insurance company makes on the book of business a brokerage places with the insurance company.

•	Other income — comprised of fees and interest income, including income earned while we hold client premiums on behalf of insurance companies.

Volume overrides and contingent commissions are typically paid in the first or second quarter, based on prior-year performance. The sharp increase in contingent commissions and volume overrides in 2003 reflected increased profitability of business placed by us at higher premium rates and increased concentrations of some placements among a group of selected insurers.

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, both 2003 and 2002 results included a number of factors that can complicate any efforts at

24 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

direct comparisons. The following chart shows the net earnings and diluted per-share impacts that several of these factors had over the past two years. They are shown here as an added disclosure to increase investor understanding.

(in thousands of U.S. dollars, except
per share amounts)	Net Earnings	Diluted EPS

2003 net earnings (Canadian GAAP)	$36,509	$1.14
Impact of foreign exchange	(2,056)	(0.06)
Life insurance proceeds	(1,000)	(0.03)
Non-cash stock based compensation	4,801	0.14

Adjusted 2003 results	$38,254	$1.19

2002 net earnings (Canadian GAAP)	$29,401	$1.06
Gain on sale of Old Lyme	(2,613)	(0.09)
Non-cash stock based compensation	1,089	0.04

Adjusted 2002 results	$27,877	$1.01

As shown above, we benefited from both a stronger Canadian dollar and the receipt of life insurance proceeds in 2003, while 2002 results were strengthened by the sale of two insurance subsidiaries. The impact of foreign exchange on 2002 earnings was insignificant. In addition, 2003 included a full year’s amortization of non-cash stock based compensation, versus 2002 which included only six months of amortization. Excluding the effects of these items, net income would have increased 37% in 2003, versus 24% under Canadian GAPP, and diluted earnings per share would have increased 18% in 2003, versus 8% under Canadian GAAP.

Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. This year the strength of the Canadian dollar versus the U.S. dollar had a positive impact on our results. A decline would have a negative effect. See “Market Risk”.

U.S. Results

U.S. revenue grew 32% to $177.2 million, or 62% of revenue, in 2003, due to both organic growth and the contributions of operations acquired in 2002. Acquisitions added $38.7 million to revenue — 90% of the increase — while organic growth provided $4.4 million, or 10% of revenue growth. Our U.S. operations posted an organic growth rate of 3% in 2003, an 81% decrease from 16% in 2002. Core commission income increased 2%, while contingent commissions and volume overrides grew 37%.

During 2003 we experienced an unusual timing issue at a single hub that provides lender-placed auto insurance coverage for financial institutions. Lender-placed coverage is primarily collision coverage on automobiles financed through a financial institution. This is a high-volume business that is generally very profitable for us. However, in the third quarter of 2003, two financial institutions adjusted their credit policies, leading to cancellation of several quarters’ worth of policies in a single quarter resulting in 2003 revenue being reduced by approximately $4.3 million. Excluding the impact of this product line, U.S. organic growth was 9% in 2003.

During 2003, U.S. insurance premium rates remained strong — or hard — for most product lines, although rates for property coverage showed only modest increases as the year progressed. Hard insurance pricing in 2002 contributed strongly to a significant increase in contingent profitability income from insurers in 2003, as these insurers benefited from the near-term impact of higher rates implemented in 2002. Our management believes contingent commissions are likely to rise or decline only marginally in 2004 versus 2003 levels, reflecting a relative moderation in the pace of rate increases.

In the United States, our brokerages benefited from new business generation, additional revenue from businesses acquired during 2002 and moderate premium rate increases. While higher premium rates on most product lines

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 25

added nominally to total premium amounts, client response to higher rates often included a reduction in total coverage, increasing deductibles and other cost-savings techniques. In addition, the relative weakness in the U.S. economy led to declines in sales levels and staff headcount at many of our clients. Many products, including employee benefits and product liability coverage, are linked closely to the level of business activity at our clients. A weak economy reduces total risk, total coverage and total premiums for these clients.

As a result, our management believes an economic recovery that adds jobs and revenue at our client could make a meaningful contribution to organic growth in 2004. In addition, stronger revenue and earnings of our clients could lead these clients to reinstate coverages or lower deductibles, which also would have a beneficial impact on total premiums and commissions.

Canadian Results

Canadian revenue grew 27% to $109.2 million, or 38% of consolidated revenue, in 2003, primarily as a result of a strengthening of the Canadian dollar against the U.S. dollar as well as organic growth. Canadian brokerages posted organic growth of 26%, of which 14 percentage points reflected a stronger Canadian dollar. Acquisitions added only $1.3 million, or 6%, of the revenue increase, reflecting a slower pace of fold-in acquisitions in Canada than in the United States. Apart from foreign currency gains, in Canada, our brokerages benefited from strong organic growth and a sustained pace of increases in insurance premium rates. Canadian rate trends have trailed those of the United States, leading to expectations that Canadian premium rates will continue to be firm for much of 2004, with some softening as the year progresses. Because Canadian revenue includes a lower percentage of commercial business and more personal lines, any acceleration in economic growth that adds to payrolls is not expected to have as strong a benefit in Canada as in the United States. The strong rate of organic growth in Canada reflected both increased market penetration and continued strength in premium rates. Our strong relationships with and access to insurers in Canada proved to be an important competitive advantage in 2003, leading to increased sales to clients who were unable to obtain coverage from other sources. As was the case in the United States, Canadian operations benefited strongly from an increase in contingent commissions and volume overrides, which grew 37% in 2003, versus a decline of 12% in 2002.

Compensation Expense

The majority of our expenses are related to compensation, which increased 35% in 2003 to $161.1 million. As a percentage of revenue, compensation increased to 56% from 54% in 2002, due in large part to an increase in non-cash stock based compensation. Total compensation includes both cash based salaries and benefits and non-cash stock based compensation. Cash-based compensation grew 32% to $156.3 million in 2003, while non-cash stock based compensation increased 341% to $4.8 million.

				% of
($ in thousands)	2003	2002	% Change	Revenue

Compensation Comparison
Compensation (cash)	$156,320	$118,667	32%	54%
Non-cash stock based compensation	4,801	1,089	341%	2%

Total	$161,121	$119,756	35%	56%

We have undertaken a number of initiatives to reduce or maintain compensation expense. During 2002, members of the executive management group agreed to accept 50% of their earned bonuses in the form of stock options, rather than cash. At the close of 2003, we obtained agreement from managers to restructure the company’s management bonus agreement. Under the new agreement the non-cash stock option component of the annual bonus was eliminated in exchange for restricted share units to be issued in the first quarter of 2004. In addition, whereas the management bonus agreement was previously contractual in nature, the restructured plan is no longer contractual and may be subject to change as we deem necessary. Management has estimated that approximately $16.9 million of restricted share units will be issued in connection with the modifications. The amount of restricted share units to be issued was based upon a multiple of the previous two years average bonus. The restricted share units will all vest in full on January 1, 2011 subject to continued employment. Although the impact of this change is

26 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

expected to be earnings-neutral in 2004, the long-term effect is to reduce compensation costs as a percentage of revenue.

In addition to cash compensation, we have employed non-cash compensation tools such as stock options, restricted shares and restricted share units for senior employees. In response to investor interest in the true impact of these costs, we began recognizing the expense of non-cash stock based compensation during 2002. We recognized $4.8 million of expense for the full year in 2003, including both stock options and restricted share units, versus $1.1 million of expense for two quarters of 2002. Options vest evenly over three years and expire in seven years from issuance. Shares derived from the options are held in escrow for a period of five years from the date the options are granted, subject to early release in certain circumstances. Restricted share units vest over periods ranging from 48 months to 95 months. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each quarter related to stock options will vary with respect to exercise and forfeiture of options.

In total, as of December 31, 2003, we had issued and outstanding approximately 1.5 million stock options at a weighted average exercise price of $15.64. Our closing share price on the New York Stock Exchange was $16.76 on December 31, 2003.

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 26% to $56.6 million in 2003. As a percentage of revenue, selling, occupancy and administration expense declined slightly to 19.8%, versus 20.4% in 2002.

Depreciation

Depreciation declined slightly to 2.2% of revenue in 2003 from 2.5% in 2002. The lower relative impact reflected control of capital expenditures while revenue grew. This number is not particularly important, as our business is not driven by capital expenditures.

Interest Expense

Interest expense decreased 29% to $5.2 million from $7.3 million in 2002. This decline reflected in large part the application of $80 million in proceeds for the 2002 IPO to pay down debt. In addition, interest expense was reduced by the benefits of performance-based forgiveness of interest payments due under a loan agreement with an insurer and an interest rate swap during the third and fourth quarters of 2003. The interest rate swap effectively converted $65 million of fixed interest rate senior notes into floating rate instruments, reducing interest expense on the senior notes by $0.8 million in 2003.

Intangible Asset Amortization

In January 2004, we adopted a corporate marketing and positioning strategy to build awareness of the Hub brand across all of our markets and to encourage greater coordination and collegial identity among our employees. As part of this corporate consolidation and identity development program, we have reassigned a number of key executives to new or expanded areas of responsibility and determined that future marketing and communications will be conducted under the Hub International name, rather than the traditional corporate names of acquired brokerages. As a result, in the first quarter of 2004 certain of our subsidiaries changed their names and as a result, we will recognize a non-cash impairment expense of approximately $2.6 million before tax related to trademarks.

Gain on Put Option Liability

In addition to the issuance of stock options, we issued put options to a number of individuals as part of the sale of their brokerages to us. These put options allowed the former owners to require us to repurchase our shares issued to them when we acquired their brokerages. We negotiated the cancellation of put options with one group of former owners during 2002 and negotiated the cancellation of all remaining put options during 2003.

Provision for Income Tax Expense

Our effective tax rate increased in 2003 to 34% from 33%. The difference in tax rates was affected most directly by non-taxable items in both 2003 and 2002. Approximately $2.6 million of 2002 earnings — resulting from the sale of

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 27

two subsidiaries, Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively, “Old Lyme”) — were non-taxable, while $1 million of 2003 earnings — resulting from life insurance proceeds — were non-taxable. Absent these two items, the tax rates were unchanged at approximately 34.7% in both years. Based on existing operations, management anticipates that our effective tax rate will likely be in the range of 36% — 39% in 2004.

Net Earnings and Earnings Per Share

Our net earnings increased 24% to $36.5 million in 2003, primarily as a result of growth in revenue. As a percentage of revenue, net earnings declined approximately 0.6 percentage points to 12.8% in 2003 from 13.4% in 2002. Diluted earnings per share increased at a somewhat slower rate than net earnings — 8% to $1.14, due primarily to a larger number of shares outstanding.

Our use of shares as a core component of our acquisition proceeds and as a form of executive compensation has led to significant increases in the number of shares outstanding over the past few years. In addition, we issued 6.9 million common shares in our June 2002 U.S. IPO and listing on the New York Stock Exchange. The weighted average number of diluted shares outstanding increased from 20.1 million in 2001 to 30.2 million in 2002 and 33.8 million in 2003. The impact of new acquisitions on the level of weighted average diluted shares outstanding in 2004 will be determined by both the size of acquisitions and their timing within the coming year.

As shown in the table on page 25, net earnings increased $2.6 million or $0.09 per diluted share, in 2002 on the sale of two insurance subsidiaries and decreased $1.1 million or $0.04 per diluted share due to non-cash stock based compensation. In 2003, diluted earnings per share increased $0.03 per diluted share from life insurance proceeds and another $0.06 per diluted share from foreign exchange rates and net earnings decreased $4.8 million or $0.14 per diluted share due to non-cash stock based compensation. Excluding these effects our diluted earnings per share would have increased from $1.01 in 2002 to $1.19 in 2003 on a comparable basis.

Year ended December 31, 2002 compared to year ended December 31, 2001

	Revenue				Adjustment for
			Total Net	Total Net	(Acquisitions)	Organic	Organic
	2002	2001	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$200,976	$143,063	$57,913	40%	$(39,213)	$18,700	13%
Contingent Commissions and Volume Overrides	11,464	5,899	5,565	94%	(4,194)	1,371	23%
Other Income	7,520	5,031	2,489	49%	(2,702)	(213)	(4)%

Total	$219,960	$153,993	$65,967	43%	$(46,109)	$19,858	13%

U.S.
Commission Income	$120,741	$71,202	$49,539	70%	$(39,906)	$9,633	14%
Contingent Commissions and Volume Overrides	7,780	1,693	6,087	360%	(4,214)	1,873	111%
Other Income	5,628	2,534	3,094	122%	(2,729)	365	14%

Total	$134,149	$75,429	$58,720	78%	$(46,849)	$11,871	16%

Canada
Commission Income	$80,235	$71,861	$8,374	12%	$693	$9,067	13%
Contingent Commissions and Volume Overrides	3,684	4,206	(522)	(12)%	20	(502)	(12)%
Other Income	1,892	2,497	(605)	(24)%	27	(578)	(23)%

Total	$85,811	$78,564	$7,247	9%	$740	$7,987	10%

Revenue

We increased total revenue by $65.9 million, or 43%, to $219.9 million in 2002 from $154.0 million in 2001. Of this increase, $46.1 million or 70% was attributable to acquisitions, primarily from the acquisitions of Kaye, Burnham and

28 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Flanagan in 2001, and $19.9 million or 30% was attributable to organic growth. Commission income increased by $57.9 million, or 40%, to $200.9 million in 2002, from $143.1 million in 2001. Excluding the effect of acquisitions, commission income increased by $18.7 million, or 13%, due to organic growth, including the continued firming of insurance premium rates. In 2002, revenue from contingent commissions and volume overrides increased by $5.6 million, or 94%, to $11.5 million from $5.9 million in 2001. Excluding the effects of acquisitions of $4.2 million, contingent commissions and volume overrides increased by $1.4 million or 23% as compared with the prior year. This increase resulted primarily from contingent commissions earned in the third and fourth quarters of 2002 from Fairfax related to premium volume placed with Old Lyme. In 2002, other income, which includes fees and interest income, increased by $2.5 million, or 49%, to $7.5 million from $5.0 million in 2001. Excluding the effects of acquisitions of $2.7 million, other income decreased by $0.2 million.

U.S. Results

Total revenue from U.S. Operations increased by $58.7 million, or 78%, to $134.1 million in 2002 from $75.4 million in 2001. Excluding the effect of acquisitions, total revenue increased $11.9 million, or 16%, primarily due to increases in commission income. Commission income increased by $49.5 million, or 70%, to $120.7 million in 2002 from $71.2 million in 2001. Excluding the effect of acquisitions, commission income increased $9.6 million, or 14% due to organic growth and higher premium rates. Revenue from contingent commissions and volume overrides increased by $6.1 million, or 360%, to $7.8 million in 2002 from $1.7 million in 2001. Excluding the effect of acquisitions of $4.2 million, contingent commissions and volume overrides increased by $1.9 million, or 111%, as compared with the prior year. Of this increase, $1.2 million was attributable to contingent commissions earned in the third and fourth quarters of 2002 from Fairfax, as previously discussed, and the remainder was the result of enhanced relationships established with other insurance companies. Other income, which includes fees and interest income, increased by $3.1 million, or 122%, to $5.6 million in 2002 from $2.5 million in 2001. Excluding the effect of acquisitions of $2.7 million, other income increased $0.4 million, or 14% from 2001. This increase is due to an increase in income earned related to the financing of client premiums partially offset by lower interest income as a result of a decrease in interest rates compared with the prior year.

Canadian Results

Total revenue from Canadian Operations increased by $7.2 million, or 9%, to $85.8 million in 2002 from $78.6 million in 2001. Excluding the effect of net dispositions of $0.7 million, total revenue increased by $8.0 million or 10%. This increase was due to increases in commission income. Commission income increased by $8.3 million, or 12%, to $80.2 million in 2002 from $71.9 million in 2001. Excluding the effect of net dispositions of $0.7 million, commission income increased by $9.1 million, or 13%, the result of organic growth and higher premium rates. Contingent commissions and volume overrides decreased by $0.5 million, or 12%, to $3.7 million in 2002 from $4.2 million in 2001. This decrease was primarily attributable to deteriorating loss ratios on business placed with insurance companies during 2001. Other income, which includes fees and interest income, decreased by $0.6 million, or 24%, to $1.9 million in 2002 from $2.5 million in 2001. This decrease was attributable primarily to lower interest rates in 2002 compared with 2001.

Compensation Expense

Compensation expense in 2002 increased by $30.7 million, or 35%, to $118.7 million from $88.0 million in 2001. Compensation expense as a percentage of total revenue decreased 3% to 54% from 57% in 2001. This proportional decrease resulted largely from revenue growth as certain fixed compensation expense remained constant, and from a decrease in the accrual of executive management profitability bonuses (approximately $4.7 million or 2.1% of revenue) associated with the granting of stock options. In 2002 we changed our executive management bonus plan to require that 50% of earned bonuses be paid with stock option awards.

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expenses increased by $9.6 million, or 27%, to $44.9 million in 2002 from $35.3 million in 2001. As a percentage of total revenue, selling, occupancy and administration expenses decreased to 20% in 2002 from 23% in 2001. This decrease was due to efforts to ensure that certain fixed costs remained constant while revenue grew.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 29

Depreciation

Depreciation expenses increased by $1.6 million, or 39%, to $5.5 million in 2002 from $3.9 million in 2001. Depreciation expenses remained unchanged as a percentage of total revenue at 3% in both 2002 and 2001.

Interest Expense

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

Goodwill and Other Intangible Asset Amortization

Intangible asset amortization decreased by $3.2 million, or 66%, to $1.7 million in 2002 from $4.9 million in 2001. This decrease is attributable to the elimination of goodwill amortization, effective January 1, 2002, in accordance with The Canadian Institute of Chartered Accountants Accounting Standards Board Handbook Section 3062, “Goodwill and Other Intangible Assets.”

Gain on Disposal of Investment Held for Sale, Property, Equipment and Investments

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

Gain on Put Option Liability

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

Non-cash Stock Option Compensation

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

Provision for Income Tax Expense

Income taxes in 2002 and 2001 amounted to $14.3 million and $5.3 million, respectively, resulting in an effective tax rate of 33% and 34% in 2002 and 2001, respectively. This decrease in effective tax rate was primarily the result of the non-taxable gain of $2.6 million on the sale of Old Lyme.

Net Earnings

Net earnings in 2002 increased by $19.4 million, or 194%, to $29.4 million in 2002 compared with $10.0 million in 2001. Basic earnings per share increased 140% to $1.27 in 2002 compared with $0.53 per share in 2001. Diluted earnings per share increased 112% to $1.06 in 2002 from $0.50 in 2001.

30 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Cash Flow, Liquidity and Capital Resources

We improved our financial position and capacity for acquisitions in 2003 through positive cash flow from operations and a private debt offering. As a result of these factors, as of December 31, 2003, we had cash and cash equivalents of $82.1 million, an increase of 102%, from $40.6 million as of December 31, 2002. Operating activities generated $53.9 million of cash in 2003 compared to $19.1 million in 2002. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. In 2003, $20.1 million of cash was used in investing activities, primarily for the acquisitions of property and equipment and the purchase of subsidiaries compared to $8.4 million in 2002. Also in 2003, $4.6 million of cash was provided from financing activities, primarily resulting from our private debt offering, of $65.0 million, and offset by the repayment of long-term debt and capital leases, and the payment of dividends. In 2003, the effect of exchange rate changes on cash and cash equivalents was an increase of $3.1 million compared to $0.1 million in 2002. Net debt, defined as long-term debt ($78.8 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $82.1 million) as of December 31, 2003, was $31.7 million compared with $66.4 million as of December 31, 2002.

As a broker, we collect and hold premiums paid by clients, deduct commissions and other expenses from these payments, and hold the remainder in trust, which we remit to the insurers who provide coverage to clients. We earn interest on these funds during the time between receipt of the cash and the time the cash is paid to insurers. The cash held in trust is shown separately on our balance sheet. On the statement of cash flows, changes in trust cash are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.

In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This undrawn facility was renegotiated in December 2003 subject to completion of the definitive amended agreement. Under the new terms, the unsecured facility totals $50 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR, which were 1.12% and 1.42% at December 31, 2003 and 2002, respectively. The facility is available on a revolving basis for one year and expires on December 13, 2004; however if the revolving period is not extended, we may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $NIL and $50 million at December 31, 2003 and 2002, respectively. We are in compliance with all financial covenants governing this facility as of December 31, 2003 and 2002.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $9.3 million facility which expires on July 18, 2004 and bears interest at the bank’s U.S. base rate plus 50 bonus points. Borrowings under this facility are repayable on demand.

In June 2003, we completed a private placement of $65 million in principal amount of unsecured senior notes. The senior notes were issued in two series. Series A represents $10 million of 5.71% senior notes with interest due semi-annually, and principal due of $3,333 annually, June 15, 2008 through June 15, 2010. Series B represents $55 million of 6.16% senior notes with interest due semi-annually, and principal due of $11,000 annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of our revolving U.S. Dollar LIBOR Loan with the balance held for general corporate purposes, which may include future acquisitions. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At December 31, 2003, $65 million was outstanding under the senior notes. We are in compliance with all financial covenants governing the senior notes.

On July 16, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments of 5.71% and 6.16% on $10 million and $55 million, respectively, of the senior notes in order to ensure that we pay a market related interest rate on a portion of our borrowings. Under Canadian GAAP, we account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 31

December 31, 2003, we estimate the fair value of the swap to be $2.6 million, which is not recognized in these financial statements. Accordingly, $2.6 million is the estimated amount that we would need to pay to terminate the swap as of December 31, 2003.

Also at December 31, 2003 we had outstanding a $7.5 million term loan from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduces the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Credits were earned for 2003 and 2002 which reduced interest payments to zero from $750 and $229, respectively.

In addition to these primary credit sources, we ended 2003 with $6.3 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2003 through 2010. Of the outstanding subsidiary debt, $0.5 million is secured by liens on certain assets of our subsidiaries.

Also at December 31, 2003, we had outstanding $35.0 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax (the Fairfax notes). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. If Fairfax converted all of the Fairfax notes, Fairfax would own approximately 32% of our total outstanding common shares as of December 31, 2003, versus the 26% of outstanding shares held on that date.

At the close of 2003, our cash position included approximately $35.1 million deployed as working capital at the brokerage level and approximately $47.0 million available for acquisitions. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use common shares as compensation for approximately 30-70% of the value of a hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA) for acquired brokerages.

We believe that our capital resources, including existing cash, funds generated from operations and borrowings available under credit facilities, will be sufficient to satisfy the company’s financial requirements, including some strategic acquisitions, during the next twelve months. We may finance acquisitions with available cash or an existing credit facility, but may, depending on the number and size of future acquisitions, need to supplement our finance requirements with the proceeds from debt financing, the issuance of additional equity securities, or a combination of both.

Our debt to capitalization ratio (defined as debt expressed as a percentage of debt and shareholders’ equity) decreased to 25% at December 31, 2003, compared with 27% at December 31, 2002. If all lines of credit and other loan facilities were fully utilized by the company at December 31, 2003, our ratio of debt to capitalization would have been 34%, which is below the range 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be maintained below the 45% level. As of December 31, 2003, we were in compliance with the financial covenants under all of our debt instruments.

32 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Contingent obligations

The table below summarizes our contractual obligations and commercial commitments as of December 31, 2003:

Payments due by period		On	Less than	1 - 3	4 - 5	After
(in thousands)	Total	demand	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$78,149	$—	$3,134	$9,883	$17,798	$47,334
Capital lease obligations	650	—	228	422	—	—
Operating lease obligations	61,493	—	10,963	26,671	12,648	11,211
Executive share purchase plan loans	489	—	—	—	—	489

Total	$140,781	$—	$14,325	$36,976	$30,446	$59,034

Acquisitions

In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2002 we issued 196,000 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of December 31, 2003, 63,000 shares have been released from escrow.

As part of the negotiations of the contingent consideration for J.P. Flanagan Corporation (“Flanagan”) total additional consideration of 37,500 of our common shares were earned at December 31, 2003 valued at approximately $635, based on the closing price of the shares at December 31, 2003 on the NYSE. The common shares have been recorded as “issuable shares” and included in shareholders’ equity and goodwill has been increased by the same amount at December 31, 2003. Also as part of the negotiations the former owner agreed to relinquish his rights to put options on the 730,000 shares previously issued as well as on shares issued as contingent consideration. In addition we expect to issue non-cash stock based compensation in the form of 84,375 restricted share units in the first quarter of 2004. Half of these restricted share units will vest in 4 years and the balance will vest in 7 years.

In connection with other various acquisitions completed through December 31, 2003, we may be obligated to pay contingent consideration up to a maximum sum of approximately $8.2 million cash and $0.2 million in common shares based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through September, 2006 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at December 31, 2003, the financial statements reflect a liability to pay cash of $71 and to issue common shares valued at approximately $635 as of December 31, 2003.

Other

In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4,513 and $5,077 as of December 31, 2003 and 2002 respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 478,000 and 602,000 common shares as of December 31, 2003 and 2002, respectively, which have a market value of $8,105 and $7,677 as of December 31, 2003 and 2002, respectively. Interest on the loans in the amount of $279, $264 and $377 for the years ended December 31, 2003, 2002 and 2001, respectively, was paid by us and is included in compensation expense. We no longer make loans to our executive officers and directors.

We have undertaken a number of initiatives to reduce and maintain compensation expense. During 2002, members of the executive management group agreed to accept 50% of their earned bonuses in the form of stock options, rather than cash. At the close of 2003, we obtained agreement from managers to restructure the company’s management bonus agreement to reduce total compensation expense over the long term. Under the new agreement the non-cash stock option component of the annual bonus was eliminated in exchange for restricted

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 33

share units to be issued in the first quarter of 2004. In addition, whereas the management bonus agreement was previously contractual in nature, the restructured plan is no longer contractual and may be subject to change as we deem necessary. Our management has estimated that approximately $16.9 million of restricted share units will be issued in connection with the modifications. The amount of restricted share units to be issued was based upon a multiple of the previous two years average bonus. The restricted share units will vest in full on July 1, 2011, subject to continued employment of the awardee. Although the impact of this change is expected to be earnings-neutral in 2004, the long-term effect is intended to be a slower rate of increase in compensation expense relative to revenue growth.

In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

Shareholders’ equity

Restricted share units. We committed to award, under our equity incentive plan, an aggregate of 266,000 restricted shares that would be paid for by the participants (none of whom are members of our senior management or directors) with loans either from us or from a bank (guaranteed by us). In addition, we committed to award an aggregate of 471,000 restricted share units that would be exercisable for common shares, without payment of cash consideration. On June 30, 2003, we awarded 610,000 restricted share units in satisfaction of substantially all of the above-mentioned commitments. The restricted share units vest over periods ranging from 68 months to 95 months. In the first quarter of 2004, 1,005,690 restricted share units were issued in connection with the restructure of our management bonus agreement and 84,375 restricted share units were issued in connection with the renegotiation of contingent consideration for Flanagan.

Share repurchases. For the year ended December 31, 2003, no common shares were repurchased by us, other than 6,470 common shares under the executive share purchase plan.

Shares reserved for issuance. As of December 31, 2003, 3.6 million common shares were reserved for issuance under our equity incentive plan. As of December 31, 2003, an aggregate of approximately 2.1 million stock options and restricted share units were outstanding which would reduce such shares reserved for issuance. The issuance of approximately 1,090,065 additional restricted share units in the first quarter of 2004 will also reduce such shares reserved for issuance.

Shareholders’ equity increased by $58.5 million, or 21%, to $342.8 million as of December 31, 2003 from $284.3 million as of December 31, 2002. This increase resulted from net earnings of $36.5 million, an increase in contributed surplus of $3.5 million related primarily to non-cash stock based compensation expense, $7.1 million increase due to the release of the put option liability, $0.4 million due to shares issued in conjunction with purchase of subsidiaries and other items, $1.0 million due to shares issued in conjunction with the contingent consideration payments, as well as an increase in the cumulative translation account of $18.0 million, due mainly to the strengthening of the Canadian dollar compared to the U.S. dollar in 2003. The increase in shareholders’ equity was offset by the payment of dividends of $6.1 million in 2003, and a reduction in share capital of $1.9 million as a result of a transfer from long-term assets on company funded loans to executives used to purchase company shares pursuant to our executive share purchase plan. We no longer make loans to our executive officers. This treatment is consistent with U.S. GAAP.

Market risk

Interest rate risk

We are exposed to interest rate risk in connection with our senior notes due to the interest rate swap entered into in July which converted the fixed rate interest payments on the $65 million of senior notes outstanding into floating rate payments. At December 31, 2003, we had $65 million of floating rate debt outstanding. Each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of December 31, 2003 will result in approximately $0.4 million decrease in our earnings.

34 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

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

The Canadian dollar is subject to volatility and had experienced a significant decline in its value compared to the U.S. dollar in 2001 and 2002 but has increased significantly in value throughout 2003. At December 31, 2003 and 2002 one U.S. dollar equaled $1.2924 and $1.5779 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the twelve months ended December 31, 2003, 2002 and 2001.

(in thousands of U.S. dollars, except percentages)	2003		2002		2001

Revenue	+/-$	1,523	+/-$	1,346	+/-$	1,254
Net earnings	+/-$	195	+/-$	231	+/-$	146
Cumulative translation account	+/-$	343	+/-$	846	+/-$	729

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

Goodwill and other intangible assets

Intangible assets arising from acquisitions consist of the following:

(in thousands of U.S. dollars)	2003	2002

Customer relationships	$43,422	$41,762
Non-competition covenants	2,643	2,298
Trademarks	2,587	2,587
Goodwill	323,185	296,513
Accumulated amortization	(23,072)	(17,284)

Total	$348,765	$325,876

We completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2004, 2003 and 2002. Based on the testing performed, no impairment losses were incurred.

The amounts allocated to customer relationships were determined by discounting the expected future net cash flows from commissions with consideration given to remaining economic lives, renewals, and associated expenses. Non-competition covenants value were determined using an income approach with consideration given to economic benefits associated with having the covenants in place versus damages that would ensue absent the agreements; and in the case of trademarks, a cash flow royalty savings approach addressing the economic benefits of the trademarks to Hub was used. The balance of the excess purchase price is allocated to goodwill.

Customer relationships are amortized on a straight-line basis over their periods of duration, normally fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants and trademarks are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life of covenant. Prior to 2002 we amortized goodwill primarily over a period of forty years. Under the new accounting standards adopted in 2002, goodwill is not amortized and is evaluated annually for

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 35

impairment. For the past three years ended December 31, 2003, our amortization has been comprised of the following:

(in thousands of U.S. dollars)	2003	2002	2001

Customer relationships	$3,040	$1,627	$759
Non-competition covenants	168	44	56
Goodwill	—	—	4,125

Total	$3,208	$1,671	$4,940

We estimate that our amortization charges for intangible assets from 2004 through 2008 for all acquisitions consummated to date will be:

Year ended December 31,
(in thousands of U.S. dollars)	2004	2005	2006	2007	2008

Customer relationships	$3,089	$3,089	$3,089	$3,072	$3,068
Non-competition covenants	63	44	82	80	21
Trademarks	2,587	—	—	—	—

Total	$5,739	$3,133	$3,171	$3,152	$3,089

Related party transactions

We had transactions with, and recorded revenue from, the following related parties:

	2003	2002	2001

Northbridge Financial Corporation	$18,504	$12,787	$9,761
Crum & Forster Holdings, Inc.	1,259	914	1,039
Fairfax Inc.	8,411	6,278	—

	$28,174	$19,979	$10,800

As of December 31, 2003 and 2002, we had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,185 and $17,999, for 2003, respectively, and $2,104 and $12,180 for 2002, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax, which owns approximately 26% of our common shares as of December 31, 2003.

As of December 31, 2003 and 2002, long-term debt related to put options of $NIL and $5,940, respectively, and subordinated convertible debentures of $35,000 at the end of both years, are due to related parties.

During 2003, 2002 and 2001, we incurred expenses related to rental of premises from related parties in the amount of $2,102, $1,691 and $1,373, respectively. At December 31, 2003 and 2002, we also had accounts receivable due from related parties in the amount of $3,530 and $3,801, respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of the accounts receivable, as of December 31, 2003 and 2002, $1,918 and $2,207, respectively, were related to company loans to employees to purchase shares under our executive share purchase plan. As collateral, the employees have pledged 153,000 and 177,000 common shares as of December 31, 2003 and 2002, respectively, which have a market value of $2,590 and $2,263 as of December 31, 2003 and 2002, respectively.

Off-Balance Sheet Transactions

Under Canadian GAPP, we account for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $2.6 million is not

36 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

recognized in our Canadian GAAP financial statements. Under U.S. GAAP, we have designated the swap transaction of a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates and record the swap on our U.S. GAAP balance sheet at is fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt. We have no other material off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting polices are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts and policies, our observance of trends in the insurance industry, information provided by our clients and information provided by outside sources, as appropriate. Our critical accounting policies include the recognition of commission income, the allocation of the purchase price of an acquisition, the measurement of goodwill and other intangibles and related impairment evaluation, and the valuation of stock-based compensation. These policies are discussed below.

Recognition of Commission Income

We recognize commission income and fees as of the effective date of our client’s policy unless information is not available relating to the determination of their policy premiums, in which case we recognize commission income and fees related to that policy when that information becomes available and the revenue can be reasonably determined. We maintain an allowance for estimated policy cancellations and commission returns based upon the application of historical policy cancellation and commission return rates to the current year revenue, adjusted for any known deviations. The allowance for estimated policy cancellations is based on our management’s judgment, and is regularly evaluated by management by taking into consideration factors such as changes in the nature and volume of policies; trends in actual and forecasted policy cancellations; and current economic conditions that may affect the likelihood of client policy changes or cancellations. If our actual policy cancellation rates are significantly different from our historical policy cancellation rates, and those changes have not been adjusted for in the allowance, our actual commission income may be significantly different from what we estimated.

Allocation of the Purchase Price of an Acquisition

The acquisition of new brokerages is a fundamental component of our strategy. When we acquire a business, the cost of the purchase is allocated to all of the assets acquired and liabilities assumed based on their fair values. Any excess of the cost of purchase over the net of the allocated amounts is recognized as goodwill. For significant acquisitions, we engage qualified third party valuators to assist us in conducting asset valuations.

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

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 37

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

The cost of definite lived intangible assets is amortized over the estimated remaining useful life of the assets. We regularly evaluate whether events or changes in circumstances indicate that the carrying amount of intangibles, other than goodwill and intangible assets with indefinite useful lives, may warrant revision or may not be recoverable. The estimation of the useful economic lives and the selection of estimates and assumptions used in conducting impairment tests require the exercise of judgment. The use of different judgments, estimates and assumptions could produce different results in the application of the impairment tests of the assets and, as a result, significantly different results of operations.

Stock-based compensation

Stock-based compensation includes both stock options, restricted shares and restricted share units. Our accounting policy is to recognize the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests.

We measure the fair value of stock options at the date of grant of the award and recognize this amount as compensation expense over the vesting period of the options. An alternative accounting treatment would be to follow the intrinsic value method for accounting for stock options.

We estimate the fair value of the stock options granted using the Black-Scholes valuation model, which requires us to make assumptions in relation to the expected term of the stock option, volatility in the price of the underlying common shares, interest rates and dividend yield. The fair value model is particularly sensitive to the changes in the price and price volatility of our common shares. The assumptions used are based on our management’s judgment and the use of different judgments, estimates, and assumptions could produce significantly different results of fair value of the stock options and, as a result, significantly different results of operations.

Effects of recent accounting pronouncements

We are not aware of any new accounting pronouncements which will impact on our financial reporting.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

38 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Item 8.    Financial Statements and Supplementary Data

Index to notes to consolidated financial statements

Footnote	Description	Page

1	Nature of operations and recent significant transactions	45
2	Summary of significant accounting policies	45
3	Acquisitions	49
4	Accounts and other receivables	52
5	Intangible assets	53
6	Property and equipment	54
7	Accounts payable and accrued liabilities	55
8	Debt	55
9	Defined Contribution Plan	56
10	Commitments and contingencies	57
11	Shareholders’ equity	58
12	Equity Incentive Plan	59
13	Fair value of financial instruments	60
14	Income taxes	61
15	Interest and income taxes paid	62
16	Segmented information	62
17	Related party transactions	64
18	Reconciliation to U.S. GAAP	65
19	Quarterly data	68
20	Subsequent event	68

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 39

Report of Independent Auditors to the Board of Directors and Shareholders of Hub International Limited:

We have audited the accompanying consolidated balance sheets of Hub International Limited and its subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hub International Limited and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in accordance with accounting principles generally accepted in Canada.

As discussed in Note 2 to the financial statements, the Company changed the method of accounting for goodwill and other intangible assets in 2002.

Chicago, Illinois

February 19, 2004

40 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Hub International Limited

Consolidated Balance Sheets

As of December 31,

(in thousands of U.S. dollars)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$82,052	$40,642
Trust cash	54,534	53,648
Accounts and other receivables	163,728	136,573
Income taxes receivable	6,768	2,153
Future income taxes	2,865	3,324
Prepaid expenses	4,449	1,587

Total current assets	314,396	237,927
Goodwill	305,862	281,712
Other intangible assets	42,903	44,164
Property and equipment	24,181	21,298
Future income taxes	6,458	3,715
Other assets	6,803	8,060

Total assets	$700,603	$596,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$226,168	$187,034
Contingent consideration payable	—	8,423
Income taxes payable	3,804	1,198
Future income taxes	114	1,164
Current portion long-term debt and capital leases	3,362	3,029

Total current liabilities	233,448	200,848
Long-term debt and capital leases	75,437	69,009
Subordinated convertible debentures	35,000	35,000
Future income taxes	13,928	7,745

Total liabilities	357,813	312,602

Commitments and Contingencies
Shareholders’ equity
Share capital	254,845	235,197
Issuable shares	721	13,743
Contributed surplus	4,806	1,234
Cumulative translation account	20,062	2,185
Retained earnings	62,356	31,915

Total shareholders’ equity	342,790	284,274

Total liabilities and shareholders’ equity	$700,603	$596,876

(the accompanying notes form an integral part of the financial statements)

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 41

Hub International Limited

Consolidated Statements of Earnings

For the Years Ended December 31,

(in thousands of U.S. dollars, except per share amounts)

	2003	2002	2001

Revenue
Commission income	$259,461	$200,976	$143,063
Contingent commissions and volume overrides	18,530	11,464	5,899
Other	8,368	7,520	5,031

	286,359	219,960	153,993

Expenses
Compensation	156,320	118,667	88,015
Selling, occupancy and administration	56,606	44,932	35,276
Depreciation	6,244	5,492	3,940
Interest expense	5,191	7,317	7,447
Intangible asset amortization	3,208	1,671	4,940
Gain on disposal of investment held for sale, property, equipment and other assets	(202)	(2,679)	(173)
Gain on put option liability	(160)	(186)	(719)
Non-cash stock based compensation	4,801	1,089	—
Proceeds from life insurance	(1,000)	—	—

	231,008	176,303	138,726

Net earnings before income taxes	55,351	43,657	15,267

Provision for income tax expense
Current	16,922	12,851	4,967
Future	1,920	1,405	295

	18,842	14,256	5,262

Net earnings	$36,509	$29,401	$10,005

Earnings per share
Basic	$1.22	$1.27	$0.53
Diluted	$1.14	$1.06	$0.50
Weighted average shares outstanding — Basic (000’s)	29,967	23,181	19,012
Weighted average shares outstanding — Diluted (000’s)	33,767	30,199	20,105

(the accompanying notes form an integral part of the financial statements)

42 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Hub International Limited

Consolidated Statements of Retained Earnings

For the Years Ended December 31,

(in thousands of U.S. dollars)

	2003	2002	2001

Retained earnings — Beginning of year	$31,915	$6,995	$587
Net earnings	36,509	29,401	10,005
Dividends	(6,068)	(4,481)	(3,597)

Retained earnings — End of year	$62,356	$31,915	$6,995

(the accompanying notes form an integral part of the financial statements)

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 43

Hub International Limited

Consolidated Statements of Cash Flows

For the Years Ended December 31,

(in thousands of U.S. dollars)

	2003	2002	2001

OPERATING ACTIVITIES
Net earnings	$36,509	$29,401	$10,005
Items not affecting working capital
Amortization and depreciation	9,452	7,163	8,880
Gain on disposal of investment held for sale, property, equipment and other assets	(202)	(2,679)	(173)
Gain on put option liability	(160)	(186)	(719)
Non-cash stock based compensation	4,801	1,089	—
Future income taxes	1,920	1,405	295
Non-cash working capital items
Trust cash	(886)	(3,222)	(38,070)
Accounts and other receivables	(4,067)	(26,665)	(5,511)
Prepaid expenses	(2,616)	1,287	(299)
Accounts payable and accrued liabilities	13,431	11,673	32,571
Other assets	(2,062)	—	—
Income taxes	(2,184)	(202)	1,863

Net cash flows from operating activities	53,936	19,064	8,842

INVESTING ACTIVITIES
Property and equipment — purchases	(6,125)	(4,469)	(10,298)
Property and equipment — proceeds on sale	69	6	96
Proceeds from investment held for sale	—	43,521	—
Purchase of subsidiaries, net of cash received	(14,881)	(50,813)	(123,221)
Sale of subsidiaries	1,098	2,623	—
Other assets	(307)	684	(646)

Net cash flows used for investing activities	(20,146)	(8,448)	(134,069)

FINANCING ACTIVITIES
Bank debt	—	(55,000)	55,122
Long-term debt — advances	65,000	51,175	21,096
Subordinated convertible debentures — advances	—	—	61,624
Long-term debt and capital leases — repayments	(54,540)	(50,094)	(5,154)
Subordinated convertible debenture — repayment	—	(26,800)	—
Share capital — issued for cash, net of issue costs	(61)	88,147	3,621
Share capital — repurchases	—	—	(281)
Proceeds from sale of executive purchase plan shares	222	—	—
Dividends paid	(6,068)	(4,481)	(3,597)

Net cash flows from financing activities	4,553	2,947	132,431

Effect of exchange rate changes on cash and cash equivalents	3,067	100	(144)

Change in cash and cash equivalents	41,410	13,663	7,060
Cash and cash equivalents — Beginning of year	40,642	26,979	19,919

Cash and cash equivalents — End of year	$82,052	$40,642	$26,979

(the accompanying notes form an integral part of the financial statements)

44 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

HUB International Limited

Notes to Consolidated Financial Statements

For the years ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts or as otherwise indicated)

1.  Nature of operations and recent significant transactions

Business operations

Hub International Limited (the “Company”) is an international insurance brokerage that provides a variety of property and casualty, life and health, employee benefits, investment and risk management products and services. The Company’s shares are listed on both the New York Stock Exchange (NYSE: HBG) and Toronto Stock Exchange (TSX: HBG).

Private Debt Offering

During the second quarter of 2003, the Company completed a private placement of $65 million unsecured senior notes (see note 8). Net proceeds on the sale of the notes were used to pay down $50 million of existing indebtedness and for general corporate purposes which may include future acquisitions.

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

Change in reporting currency

The Company’s consolidated financial statements historically have been expressed in Canadian dollars. Effective October 1, 2001, the Company adopted the U.S. dollar as its reporting currency. Comparative financial information has been restated in United States (U.S.) dollars using the translation of convenience method. Accordingly, the financial results for the first nine months of the year ended December 31, 2001 and the entire year ended 2000, were converted from Canadian to U.S. dollars at the exchange rate in effect at September 30, 2001 of one Canadian dollar (C$) to 0.6338 U.S. dollar.

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

On May 30, 2002 the Company completed the sale of Old Lyme to Fairfax Inc, a related party, and recorded a non-taxable gain on the sale of $2.6 million. This gain increased 2002 annual basic earnings per share and diluted earnings per share by $0.11 and $0.09, respectively.

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

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 45

Estimates and assumptions

Preparation of the financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amount of revenue and expense during the reporting period. The principal estimates used in the preparation of these financial statements are the determination of the provision for cancelled policies relating to revenue renegotiation, the allocation of the purchase price on acquisitions, the valuation of reporting units when testing the recoverability of goodwill and other intangible assets, the estimation of the useful lives of definite life intangible assets, and the measurement of stock based compensation. Actual results could differ from those estimated.

Foreign currency translation

The operations of the Company’s subsidiaries outside of the U.S. are self-sustaining. The assets and liabilities of these subsidiaries as at December 31, 2003 and 2002 were translated to U.S. dollars at the year-end exchange rate. Revenue and expenses for 2003 and 2002 were translated to U.S. dollars at the average exchange rate for the period. Accordingly, the unrealized gains and losses which result from this translation are deferred and included in shareholders’ equity under the caption “Cumulative translation account.”

Revenue Recognition

Commission income and fees, (including commission income related to installment billing arrangements) are recognized as of the effective date of the policy unless information is not available relating to the determination of the client’s policy premiums, in which case commission income and fees related to that policy are recognized when that information becomes available and the revenue can be reasonably determined. Commission income is reported net of sub-broker commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns by applying historical policy cancellation and commission return rates to the current year revenue, adjusted for any known deviations. The Company is entitled to contingent commissions and volume overrides from insurance companies which are recorded in the earlier of the period in which amounts can be reasonably estimated or the period in which the amounts are received. Amounts related to contingent commissions and volume overrides can be reasonably estimated when information pertaining to the calculation, such as premium volumes, loss ratios and expenses, can be obtained from the insurance companies. Other revenue primarily includes investment income, policy service fees and income earned related to the financing of client premiums. Investment income is recorded when earned. Policy service fees are recorded on the effective date of the policy, at which time the service has been provided. Income earned related to the financing of client premiums is recorded when known.

Cash and cash equivalents

Cash and cash equivalents consist of cash, and highly-liquid investments having maturities of three months or less at the acquisition date.

Concentration of credit risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash with banks in excess of federally insured limits and is exposed to the credit risk from this concentration of cash. The Company performs ongoing credit evaluations of its customers financial condition and generally requires no collateral. No single client accounted for more than ten percent of total client premiums nor more than ten percent of revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

In addition, the Company is also party to interest rate swap transactions which are subject to credit risk. Credit risk arises from the possibility that counterparties may default on their obligations to the Company. Derivative contracts generally expose the Company to credit loss if changes in market rates affect a counterparty’s position unfavorably and the counterparty defaults on payment.

46 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Trust Cash

Premiums collected (less commissions and other deductions), but not yet remitted to insurance companies, are included in trust cash. Trust cash is restricted as to use by contractual obligations and by laws in certain states and provinces in which the Company operates.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded based on the useful economic lives of the related assets as follows: for computer equipment on a straight-line basis from 3 to 5 years or on a 30% declining balance method; for furniture, fixtures, and office equipment on a straight-line basis from 5 to 7 years or on a 20% declining balance method. Leasehold improvements are amortized on the straight-line method over the term of the related lease. Upon sale or retirement, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in earnings. If the carrying value of property and equipment is identifiable as impaired, it is written down to its net recoverable amount.

Business combinations

Acquisitions of subsidiaries have been accounted for using the purchase method, whereby the results of acquired companies are included only from the date of acquisition. Consideration which is contingent on maintaining or achieving specified earnings levels in future periods is recognized as an additional cost of the purchase when the contingency is resolved and the additional consideration is issued or becomes issuable.

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

Intangible assets other than goodwill which do not have indefinite lives are amortized on a straight-line basis over their useful lives. These intangible assets are subject to an annual impairment test comparing carrying values to net recoverable amounts.

The Company completed its impairment testing on the balance of goodwill and intangible assets as of January 1, 2004, 2003 and 2002. Based on the testing performed, no impairment losses were incurred.

No goodwill amortization expense was incurred for the year ended December 31, 2003 and 2002. For the year ended December 31, 2001 the Company incurred goodwill amortization expense of $4,125 before tax and approximately $3,996 after tax ($0.20 per diluted share).

The effect of the adoption of Section 3062 on net earnings and earnings per share for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001

Reported net earnings	$36,509	$29,401	$10,005
Add back: Goodwill amortization	—	—	3,996

Net earnings adjusted for goodwill	$36,509	$29,401	$14,001

Basic EPS — Reported	$1.22	$1.27	$0.53
Basic EPS — Adjusted for goodwill	$1.22	$1.27	$0.74
Diluted EPS — Reported	$1.14	$1.06	$0.50
Diluted EPS — Adjusted for goodwill	$1.14	$1.06	$0.70

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 47

Interest rate swap

The Company accounts for interest rate swaps with respect to its long-term debt using the synthetic instruments method under which the net interest on the swap and associated debt is reported in earnings as if it were a single synthetic financial instrument. The fair value of the derivative is not recognized in the balance sheet.

Guarantees

In February 2003, the CICA issued an accounting guideline on the disclosure of guarantees, which broadens the definition of guarantees and requires substantially expanded disclosure. This new guideline was effective for the Company this year. As this guideline requires disclosure only, there was no impact on the consolidated statements of earnings and retained earnings and consolidated balance sheets. See note 10(b). A guarantee is a contract that contingently requires the guarantor to make payments to a third party based on (i) changes in an underlying interest rate, foreign exchange rate or other variable, including the occurrence or non-occurrence of an event, that is related to an asset, liability or equity security held by the guaranteed party, (ii) an indemnification provided to the third party with the characteristics listed above, (iii) another entity’s failure to perform under an obligating agreement, or (iv) another entity’s failure to perform related to its indebtedness.

Stock based compensation

The Company recognizes the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests.

Future income taxes

Income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates which are expected to be in effect when the asset or liability is settled. The benefit of loss carry forwards is recognized as an asset to the extent that it is more likely than not to be realized.

48 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Earnings per share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Earnings per common share have been calculated as follows:

	2003	2002	2001

Net earnings (numerator)	$36,509	$29,401	$10,005
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	1,886	2,520	—
Cash in lieu of dividends on restricted share units (net of income tax)	111	—	—

Net earnings plus assumed conversions (numerator)	$38,506	$31,921	$10,005

Weighted average shares outstanding — basic (denominator)	29,967	23,181	19,012
Effect of dilutive securities:
Contingently issuable shares	11	307	—
Put options	—	2,149	1,093
Restricted share units	299	—	—
Stock options	147	—	—
Retractable shares	133	49	—
8.5% subordinated convertible debentures	3,210	4,513	—

Weighted average shares outstanding — Diluted (denominator)	33,767	30,199	20,105

Earnings per common share:
Basic	$1.22	$1.27	$0.53
Diluted	$1.14	$1.06	$0.50

Put options

The fair value of put options issued by the Company as consideration for businesses acquired is classified as long-term debt until such time as the option is exercised or expires. Changes in the fair value of these options are recorded in earnings. As part of the negotiations of contingent consideration the former owners of certain companies acquired in 2001 agreed to relinquish their rights to put options on 730,000 common shares at December 31, 2003 and on 1,423,000 common shares at December 31, 2002. Accordingly at December 31, 2003 no put options are outstanding on the Company’s common shares.

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

(a)	During 2003, the Company acquired 9 insurance brokerages for total consideration of approximately $8,674, of which $8,136 was cash and the remainder of $538 in 32,000 common shares of the Company. These acquisitions were accounted for under the purchase method. The allocation of aggregate purchase prices to the fair value of the assets acquired was as follows: goodwill — $6,389, customer relationships — $1,352, non-competition covenants — $337, current assets — $4,298, capital assets — $24, current liabilities — $3,726.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 49

Of the goodwill acquired $1,367 is deductible for tax purposes. In addition the Company also recognized $1,800 of goodwill associated with contingent consideration relating to prior year acquisitions.

As part of the negotiations of the contingent consideration for J.P. Flanagan Corporation (“Flanagan”) total additional consideration of 37,500 of our common shares were earned at December 31, 2003 valued at approximately $635, based on the closing price of the shares at December 31, 2003 on the NYSE. The common shares have been recorded as “issuable shares” and included in shareholders’ equity and goodwill has been increased by the same amount at December 31, 2003. Also as part of the negotiations the former owner agreed to relinquish his rights to put options on the 730,000 shares previously issued as well as on shares issued as contingent consideration. In addition we expect to issue non-cash stock based compensation in the form of 84,375 restricted share units in the first quarter of 2004. Half of these restricted share units will vest in 4 years and the balance will vest in 7 years.

(b)	During 2002, the Company purchased all of the issued and outstanding shares of Hooper Hayes & Associates, Inc. (Hooper Hayes), and Fifth Third Insurance Services, Inc. which was renamed Hub International of Indiana Limited (Hub Indiana), as well as outstanding shares or net assets of 6 other brokerages, all of which were acquired using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

In accordance with the purchase agreement, the former owners of Burnham Stewart Group, Inc. (Burnham), were entitled to additional consideration based upon certain acquired operations of Burnham achieving 2002 profitability targets. The additional consideration to be issued was a multiple of the final adjusted profitability as of December 31, 2002 for those operations. The total additional consideration was $22,166 of which $8,423 was cash and the remainder of $13,743 in 1,228 common shares of the Company. The Company issued the common shares in March 2003. As of December 31, 2002, the Company had accrued the cash portion of the contingent consideration and the share portion of the contingent consideration had been recorded as “issuable shares” and included in shareholders’ equity. As part of the negotiations of the contingent consideration, the former owners of Burnham agreed to relinquish their rights to put options on all of the 1,423 common shares issued as part of the 2002 acquisition, as well as on shares issued as contingent consideration in exchange for release from escrow provisions on those same common shares. The total additional consideration of $22,794 is shown as an addition to goodwill and customer relationships in the table below.

50 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

The allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in 2002 are summarized as follows:

			Burnham
	Hooper		Contingent
	Hayes	Hub Indiana	Consideration	Other	Total

Acquisition Date	Nov. 1, 2002	Dec. 31, 2002	Dec. 31, 2002	Various
Working capital	$(1,141)	$(289)	$(628)	$1,180	$(878)
Property, equipment and other assets	69	1,312	—	108	1,489

Net assets (liabilities) at fair value	$(1,072)	$1,023	$(628)	$1,288	$611

Consideration
Cash	$1,514	$37,250	$—	$12,899	$51,663
Debt	—	122	8,423	2,365	10,910
Contingently issuable shares	—	—	13,743	—	13,743
Common shares	7,115	—	—	344	7,459

	$8,629	$37,372	$22,166	$15,608	$83,775

Goodwill	$6,209	$24,622	$21,096	$10,704	$62,631
Customer relationships	3,265	11,727	1,698	3,384	20,074
Non-competition covenants	227	—	—	232	459

	$9,701	$36,349	$22,794	$14,320	$83,164

Number of shares issued as consideration (000’s)	449	—	—	24	473

Number of shares issued as contingently issuable consideration (000’s)	—	—	1,228	—	1,228

Of the goodwill acquired, $30,522 is deductible for tax purposes.

(c)	During 2001, the Company purchased all of the issued and outstanding shares of Kaye, Burnham and Flanagan, as well as the outstanding shares or net assets of 13 other brokerages, all of which were acquired using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 51

The allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in 2001 are summarized as follows:

	Kaye	Burnham	Flanagan	Others	Total

Acquisition Date	June 28, 2001	July 1, 2001	May 31, 2001	Various
Working capital	$43,141	$3,002	$(703)	$(216)	$45,224
Property, equipment and other assets	7,413	1,580	79	(244)	8,828
Long-term debt and capital leases assumed	(1,449)	(8,200)	(1,339)	(70)	(11,058)

Net assets (liabilities), at fair value	$49,105	$(3,618)	$(1,963)	$(530)	$42,994

Consideration
Cash	$125,131	$11,533	$776	$3,950	$141,390
Debt	—	12,435	7,210	1,760	21,405
Common shares	—	6,191	1,821	557	8,569

	$125,131	$30,159	$9,807	$6,267	$171,364

Goodwill	$59,816	$27,269	$8,838	$6,001	$101,924
Customer relationships	12,992	5,690	2,242	796	21,720
Trademarks	1,714	623	250	—	2,587
Non-competition covenants	1,204	195	440	—	1,839

	$75,726	$33,777	$11,770	$6,797	$128,070

Number of shares issued as consideration (000’s)	—	1,743	730	51	2,524

Contingent consideration

In addition to the consideration shown above, the previous owners of certain other acquisitions are entitled to contingent consideration if certain revenue or profitability targets are met. See note 10 “Commitments and contingencies.”

4.	Accounts and other receivables
Accounts and other receivables consist of the following:

	December 31,

	2003	2002

Client premiums receivable	$138,494	$112,008
Commissions receivable	22,228	21,739
Less: Allowance for doubtful accounts	(1,086)	(714)
Less: Allowance for policy cancellations	(1,343)	(875)

	158,293	132,158
Other receivables	5,435	4,415

	$163,728	$136,573

52 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Allowance for doubtful accounts:

	2003	2002	2001

Balance, January 1	$714	$815	$502
Charged to net earnings before income taxes	1,057	233	305
Deductions of amounts previously charged to the provision	(810)	(335)	(247)
Acquired through acquisitions	125	1	255

Balance, December 31	$1,086	$714	$815

Losses relating to the non-collection of client premium receivables, may be mitigated by cancellation of the underlying insurance policy.

5.  Intangible assets

As of December 31, 2003 and 2002 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of December 31, 2003			As of December 31, 2002

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Definite life intangible assets:
Customer relationships	$43,422	$5,480	$37,942	$41,762	$2,383	$39,379
Non-competition covenants	476	269	207	158	100	58
Trademarks	2,587	—	2,587	—	—	—

	46,485	5,749	40,736	41,920	2,483	39,437

Indefinite life intangible assets:
Non-competition covenants	2,167	—	2,167	2,140	—	2,140
Trademarks	—	—	—	2,587	—	2,587

	2,167	—	2,167	4,727	—	4,727

Total	$48,652	$5,749	$42,903	$46,647	$2,483	$44,164

Additions during 2003 and 2002 were as follows:

	2003	2002

Definite life intangible assets:
Customer relationships	$1,602	$20,074
Non-competition covenants	206	—

	1,808	20,074
Indefinite life intangible assets:
Non-competition covenants	136	459

Total	$1,944	$20,533

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets will be reviewed annually for impairment. Once a non-competition covenant is triggered, following the employee leaving the Company, the Company’s policy is to amortize the related intangible asset over the period of the remaining contractual obligation.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 53

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2001	$74,282	$146,566	$220,848
Goodwill acquired during 2002	2,341	60,265	62,606
Goodwill disposed during 2002	(2,054)	(505)	(2,559)
Cumulative translation adjustment	817	—	817

Balance as of December 31, 2002	75,386	206,326	281,712
Goodwill acquired during 2003	535	7,654	8,189
Goodwill disposed during 2003	(478)	(197)	(675)
Cumulative translation adjustment	16,636	—	16,636

Balance as of December 31, 2003	$92,079	$213,783	$305,862

For the years ended December 31, 2003, 2002 and 2001, amortization has been comprised of the following:

	2003	2002	2001

Customer relationships	$3,040	$1,627	$759
Non-competition covenants	168	44	56
Goodwill	—	—	4,125

Total	$3,208	$1,671	$4,940

The Company estimates the amortization charges for 2004 through 2008 for all acquisitions consummated to date will be:

Year ended December 31,	2004	2005	2006	2007	2008

Customer relationships	$3,089	$3,089	$3,089	$3,072	$3,068
Non-competition covenants	63	44	82	80	21
Trademarks	2,587	—	—	—	—

Total	$5,739	$3,133	$3,171	$3,152	$3,089

6.  Property and equipment

	2003			2002

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Leasehold improvements	$10,522	$3,419	$7,103	$9,749	$2,015	$7,734
Office equipment	15,416	8,357	7,059	12,190	5,939	6,251
Computer equipment	24,998	14,979	10,019	17,530	10,217	7,313

	$50,936	$26,755	$24,181	$39,469	$18,171	$21,298

Included in computer equipment is computer software with a net book value of $5,137 and $2,641 at December 31, 2003 and 2002, respectively. Depreciation expense of $1,538, $1,087 and $621 was charged against these assets for the years ended December 31, 2003, 2002 and 2001, respectively.

During 2003 and 2002, property and equipment were acquired at an aggregate cost of $8,272 and $4,494, respectively, of which $2,147 and $25, respectively, were acquired by means of capital leases and other financing.

54 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

The cost above reflects certain property and equipment held under capital leases of which the remaining liability at December 31, 2003 and 2002 was $650 and $993, respectively.

7.  Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,

	2003	2002

Insurance premiums payable	$176,211	$150,929
Other accounts payable and accrued liabilities	49,957	36,105

	$226,168	$187,034

8.  Debt

	December 31,

	2003	2002

Series A Senior Notes, with interest at 5.71%(1)	$10,000	$—
Series B Senior Notes, with interest at 6.16%(1)	55,000	—
Revolving U.S. Dollar LIBOR loan(2)	—	50,000
Put options(3)	—	5,940
Term loan, interest only at 10%, due February 2007(4)	7,500	7,500
Various other unsecured notes payable and debt(5)	5,649	7,605
Capital leases(5)	650	993

Long-term debt and capital leases	78,799	72,038
Less current portion	(3,362)	(3,029)

	$75,437	$69,009

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ending December 31,
2004	$3,362
2005	1,745
2006	919
2007	7,641
2008	3,333
2009 and thereafter	61,799

$78,799

(1)	Senior Notes — In June 2003, the Company, completed a private placement of $65 million in principal amount of unsecured senior notes. The senior notes were issued in two series. Series A represents $10 million of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar LIBOR Loan with the balance held for general corporate purposes, which may include future acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At December 31, 2003, $65 million was outstanding under these senior notes. The Company is in compliance with all financial covenants governing these notes.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 55

On July 16, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments of 5.71% and 6.16% on $10 million and $55 million, respectively, of the senior notes in order to ensure that the Company pays a market related interest rate on a portion of its borrowings. As at December 31, 2003, the Company estimated the fair value of the swap to be $2.6 million, which is not recognized in these financial statements. Accordingly, $2.6 million is the estimated amount that the Company would need to pay to terminate the swap as of December 31, 2003.

(2)	Revolving U.S. dollar LIBOR loan — This undrawn facility was renegotiated in December 2003, subject to completion of the definitive amended agreement. Under the new terms, the unsecured facility totals $50 million, bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR, which were 1.12% and 1.42% at December 31, 2003 and 2002, respectively. The facility is available on a revolving basis for one year and expires on December 13, 2004; however if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $NIL and $50 million at December 31, 2003 and 2002, respectively. The Company was in compliance with all financial covenants governing this facility as of December 31, 2003 and 2002.

(3)	Put Options — as discussed in note 3(a), the former owner of Flanagan has relinquished his right to put options on 730,000 commons shares of the Company. Accordingly, an amount of $5,940, previously classified as long-term debt, has been reclassed as share capital (see note 11).

(4)	This term loan is from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) which reduces the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement, both the annual interest payments as well as the principal payment can be reduced to zero. Credits were earned for 2003 and 2002 which reduced interest payments to zero from $750 and $229, respectively.

(5)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at December 31, 2003 and December 31, 2002, respectively.

Demand U.S. dollar base rate loan

The Company has an undrawn $9.3 million facility which expires on July 18, 2004 and bears interest at the bank’s U.S. base rate plus 50 basis points. Borrowings on the facility are repayable on demand.

Subordinated convertible debentures

In connection with the acquisition of Kaye on June 28, 2001, the Company issued $35 million aggregate principal amount, 8.5% convertible subordinated debentures (the Fairfax notes) due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of the Company’s outstanding common shares as of December 31, 2003.

9.  Defined Contribution Plan

Substantially all officers and employees of the Company in the United States are entitled to participate in a qualified retirement savings plan (defined contribution plan). The cost to the Company was $1,781, $1,425, and $648 for 2003, 2002 and 2001 respectively. Subsequent to year-end a defined contribution plan was put in place for Canadian employees.

56 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

10. Commitments and contingencies

(a)	The Company is committed under lease agreements for office premises and computer equipment. At December 31, 2003, aggregate minimum rental commitments (net of expected sub-lease receipts) under operating leases are as follows:

2004	$10,963
2005	10,010
2006	8,927
2007	7,734
2008	6,519
2009 and thereafter	17,340

$61,493

Rent expense for the year ended December 31, 2003, 2002, and 2001 amounted to $11,503, $9,684 and $7,665 respectively, net of sublease rental income of $1,282, $737 and $620 respectively.

(b)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4,513 and $5,077 as of December 31, 2003 and 2002 respectively, to assist in purchasing common shares of the Company. The Company no longer makes loans to its executive officers and directors. As collateral, the employees have pledged 478,000 and 602,000 common shares as of December 31, 2003 and 2002, respectively, which have a market value of $8,105 and $7,677 as of December 31, 2003 and 2002, respectively. Interest on the loans in the amount of $279, $264 and $377 for the years ended December 31, 2003, 2002 and 2001, respectively, was paid by the Company and is included in compensation expense.

(c)	On December 24, 2003 executive management profitability bonuses were restructured. Under the new agreement, the stock option component of the annual bonus was eliminated in exchange for restricted share units to be issued in the first quarter of 2004. Management has estimated that approximately $16.9 million of restricted share units will be issued. These restricted share units will all vest on January 1, 2011 subject to continued employment. Hub’s policy is to expense the fair value of non-cash stock based compensation evenly over the period they are earned. Non-cash stock based compensation expense related to the 2003 bonuses was $1,405 and is included in non-cash stock based compensation.

(d)	In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2002 the Company issued 196,000 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of December 31, 2003, 63,000 shares have been released from escrow.

As part of the negotiations of the contingent consideration for J.P. Flanagan Corporation (“Flanagan”) total additional consideration of 37,500 of our common shares were earned at December 31, 2003 valued at approximately $635, based on the closing price of the shares at December 31, 2003 on the NYSE. The common shares have been recorded as “issuable shares” and included in shareholders’ equity and goodwill has been increased by the same amount at December 31, 2003. Also as part of the negotiations the former owner agreed to relinquish his rights to put options on the 730,000 shares previously issued as well as on shares issued as contingent consideration. In addition we expect to issue non-cash stock based compensation in the form of 84,375 restricted share units in the first quarter of 2004. Half of these restricted share units will vest in 4 years and the balance will vest in 7 years.

In connection with other various acquisitions completed through December 31, 2003, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $8.2 million cash and $0.2 million in common shares based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through September, 2006 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at December 31, 2003, the

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 57

financial statements reflect a liability to pay cash of $71 and to issue common shares valued at approximately $635 as of December 31, 2003.

(e)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

11. Shareholders’ equity

Share capital

At December 31, 2003 and 2002, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At December 31, 2003 and 2002, there were an unlimited number of common shares authorized, of which 30,143 and 29,025 were issued and outstanding as at December 31, 2003 and December 31, 2002 respectively.

	Common shares
	Outstanding

	(000’s)	Amount

Balance, December 31, 2000	18,528	$111,430
Issued for cash	440	3,621
Issued for executive stock purchase plan (net of repurchases)	164	1,886
Purchase of subsidiaries	2,474	8,091
Issuable for contingent consideration	50	478

Balance, December 31, 2001	21,656	125,506
Issued — U.S. IPO	6,900	90,616
Issued for executive stock purchase plan (net of repurchases)	(4)	(152)
Release of put option liability	—	11,768
Purchase of subsidiaries	473	7,459

Balance, December 31, 2002	29,025	235,197
Purchase of subsidiaries	32	538
Repurchases of executive share purchase plan shares	(7)	(66)
Share issue costs, net of future tax asset	—	(61)
Shares issued for contingent consideration	1,246	14,041
Cancellation of shares	(8)	(91)
Restricted share units released	7	112
Stock options exercised	1	14
Reclassification of executive share purchase plan loans	(153)	(1,918)
Release of put option liability	—	7,079

Balance, December 31, 2003	30,143	$254,845

58 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Issuable shares

	Common Shares

	(000’s)	Amount

Balance, December 31, 2001	—	$—
Issuable for contingent consideration	1,228	13,743

Balance, December 31, 2002	1,228	13,743
Issued	(1,228)	(13,743)
Issuable for contingent consideration	43	721

Balance, December 31, 2003	43	$721

Contributed surplus

	2003	2002	2001

Balance at December 31,	$1,234	$—	$—
Non-cash stock based compensation	3,284	1,082	—
Other	288	152	—

Balance at December 31	$4,806	$1,234	$—

Cumulative translation account

	2003	2002	2001

Balance at December 31,	$2,185	$2,770	$195
Translation of self-sustaining foreign operations	19,553	(269)	9,479
Translation of debt financing of self-sustaining foreign operations	(1,676)	(316)	(6,904)

Balance at December 31	$20,062	$2,185	$2,770

12. Equity Incentive Plan

On February 28, 2003, the Company issued options exercisable for 267,000 common shares at an exercise price of $13.79 per share, the U.S. dollar equivalent of the closing sales price of the Company’s common shares on the TSX on that date. The maximum option term is seven years, and the options vest as to one-third per year over three years of continuous employment. The number of common shares that may be issued under the Equity Incentive Plan is limited to 3,631,820 common shares.

A summary of the stock option activity and related information for the years ended December 31, 2003 and 2002 consists of the following (no stock options were issued prior to 2002):

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2001	—	$—
Granted	1,270	$15.67
Exercised	—	$—
Forfeited	—	$—

Balance, December 31, 2002	1,270	$15.67
Granted	268	$13.79
Exercised	(1)	$15.67
Forfeited	(39)	$15.67

Balance, December 31, 2003	1,498	$15.64

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 59

The following table summarizes information about the stock options outstanding at December 31, 2003 and 2002:

	2003			2002

	Number	Weighted-average	Number	Number	Weighted-average	Number
	Outstanding	Remaining	Exercisable	Outstanding	Remaining	Exercisable
Exercise price	(000’s)	Contractual life	(000’s)	(000’s)	Contractual life	(000’s)

$15.67	1,230	5.43 years	417	1,270	6.45 years	—
$13.79	268	6.08 years	6	—		—

	1,498	5.55 years	423	1,270	6.45 years	—

The fair value of the stock options granted in 2003 was approximately $1.2 million (weighted average exercise price was $13.79 per share). The aggregate fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the options issued in 2003:

	2003	2002

Dividend yield	2.00%	1.15%
Expected volatility	40.1%	30.0%
Risk free interest rate	2.90%	4.14%
Expected life	5 years	5 years

Non-cash stock based compensation related to stock options of $2,309 and $1,089 for the year ended December 31, 2003 and 2002, respectively, was expensed with offsetting credits to contributed surplus.

Shares derived from the options are held in escrow and subject to transfer restrictions for the period of five years from the date the options are granted, subject to early release in certain circumstances.

On June 30, 2003, the Company awarded 605,000 restricted share units to employees of the Company. The restricted share units are exercisable for common shares without payment of cash consideration and vest over periods ranging from 68 months to 95 months. In addition, in December 2003, the Company agreed to award approximately $16.9 million of restricted share units in connection with the restructure of executive management profitability bonuses — see note 10(c).

Non-cash stock based compensation for the year ended December 31, 2003 and 2002 is comprised of the following:

	2003	2002

Non-cash stock based compensation:
Stock options granted June 2002	$1,899	$1,089
Stock options granted February 2003	410	—
Restricted share units related to 2003 bonuses (see note 10(c))	1,405	—
Restricted share units	1,087	—

	$4,801	$1,089

13. Fair value of financial instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities at December 31, 2003 and 2002, approximate fair value because of the short -term nature of these instruments. The carrying value of the Company’s variable rate debt at December 31, 2003 and 2002, of $385 and $50,587 respectively, approximates fair market value.

In connection with the acquisition of Kaye in 2001, the Company issued 8.5% subordinated convertible debentures due June 28, 2007 with a carrying amount and aggregate principal of $35 million. These debentures remain

60 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

outstanding at December 31, 2003. The Company believes it is not practicable to estimate the fair value of its subordinated convertible debentures due to the conversion features.

The carrying values of long-term debt approximate fair values.

14. Income taxes

Income taxes for 2003, 2002 and 2001, amounted to $18.9 million, $14.3 million and $5.3 million, respectively, resulting in an effective tax rate of 34%, 33% and 34% in 2003, 2002, and 2001, respectively.

The provision for income tax expense differs from the result that would have been obtained by applying the combined Canadian statutory federal and provincial income tax rate of 36.62%, 38.62% and 41.7% in 2003, 2002 and 2001, respectively, as follows:

	2003	2002	2001

Provision for tax at statutory rates	$20,270	$16,852	$6,366
Income earned outside of Canada	(1,688)	(2,036)	(3,170)
Non-taxable life insurance proceeds	(366)	—	—
Non-taxable gain on sale of Old Lyme	—	(1,009)	—
Non-deductible amortization of goodwill	—	—	1,579
Other	626	449	487

Provision for tax	$18,842	$14,256	$5,262

The components of the future tax assets and liabilities at December 31, 2003 and 2002, were as follows:

	2003	2002

Future income tax assets
Loss carryforwards	$2,895	$2,235
IPO costs	2,003	2,182
Non-deductible book reserves	2,211	1,767
Non-cash stock based compensation	1,633	285
Other	581	570

Total future income tax assets	9,323	7,039
Less: current portion future income tax assets	(2,865)	(3,324)

Future income tax assets	$6,458	$3,715

Future income tax liabilities
Goodwill and other intangible asset amortization	$9,504	$6,261
Unrealized foreign currency gains on long-term debt	1,744	—
Other accrual adjustments	1,373	1,012
Property and equipment depreciation	1,335	391
Other	86	1,245

Total future income tax liabilities	14,042	8,909
Less: current portion future income tax liabilities	(114)	(1,164)

Future income tax liabilities	$13,928	$7,745

The Company has net operating loss carryforwards of $13,970 at December 31, 2003 that expire 2008 through 2010 resulting in a future tax asset of $2,724. In addition, the Company has state net operating loss carryforwards in the U.S. of approximately $3,610 which expire 2019 through 2023 resulting in a future tax asset of $171. Such net operating losses are currently available to offset certain future state and local taxable income.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 61

15. Interest and income taxes paid

Interest and income taxes paid for the years ending December 31 were:

	2003	2002	2001

Interest paid	$5,731	$7,714	$6,818
Income taxes paid	$21,007	$13,124	$3,444

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

62 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment for 2003, 2002 and 2001 is as follows:

	2003			2002

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$109,238	$177,487	$286,725	$85,761	$134,249	$220,010
Corporate	20,331	1,803	22,134	19,758	54,183	73,941
Elimination of intra-segment revenue	(20,429)	(2,071)	(22,500)	(19,708)	(54,283)	(73,991)

	$109,140	$177,219	$286,359	$85,811	$134,149	$219,960

Net earnings (loss) before income taxes
Brokerage	$17,600	$43,105	$60,705	$10,688	$38,229	$48,917
Corporate	6,771	(12,125)	(5,354)	8,879	(14,139)	(5,260)

	$24,371	$30,980	$55,351	$19,567	$24,090	$43,657

Income tax expense (benefit) — current
Brokerage	$7,020	$14,302	$21,322	$4,472	$11,871	$16,343
Corporate	209	(4,609)	(4,400)	778	(4,270)	(3,492)

	$7,229	$9,693	$16,922	$5,250	$7,601	$12,851

Income tax expense (benefit) — future
Brokerage	$(355)	$2,876	$2,521	$(408)	$2,280	$1,872
Corporate	(883)	282	(601)	(18)	(449)	(467)

	$(1,238)	$3,158	$1,920	$(426)	$1,831	$1,405

Net earnings (loss)
Brokerage	$10,935	$25,927	$36,862	$6,624	$24,078	$30,702
Corporate	7,445	(7,798)	(353)	8,119	(9,420)	(1,301)

	$18,380	$18,129	$36,509	$14,743	$14,658	$29,401

Identifiable assets
Brokerage	$176,653	$442,517	$619,170	$132,142	$412,379	$544,521
Corporate	65,316	16,117	81,433	28,920	23,435	52,355

	$241,969	$458,634	$700,603	$161,062	$435,814	$596,876

Amortization of intangible assets	$75	$3,133	$3,208	$36	$1,635	$1,671
Additions to property and equipment	$2,942	$5,185	$8,127	$2,370	$2,124	$4,494
Depreciation	$2,350	$3,894	$6,244	$1,823	$3,669	$5,492
Interest income	$914	$735	$1,649	$683	$1,070	$1,753
Interest expense	$4,752	$439	$5,191	$6,416	$901	$7,317

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 63

	2001

	Canada	U.S.	Consolidated

Revenue
Brokerage	$78,488	$75,458	$153,946
Corporate	16,960	237	17,197
Elimination of intra-segment revenue	(16,884)	(266)	(17,150)

	$78,564	$75,429	$153,993

Net earnings (loss) before income taxes
Brokerage	$6,625	$13,200	$19,825
Corporate	6,126	(10,684)	(4,558)

	$12,751	$2,516	$15,267

Income tax expense (benefit) — current
Brokerage	$4,044	$4,929	$8,973
Corporate	320	(4,326)	(4,006)

	$4,364	$603	$4,967

Income tax expense (benefit) — future
Brokerage	$(134)	$864	$730
Corporate	(642)	207	(435)

	$(776)	$1,071	$295

Net earnings (loss)
Brokerage	$2,715	$7,407	$10,122
Corporate	6,448	(6,565)	(117)

	$9,163	$842	$10,005

Identifiable assets
Brokerage	$109,896	$319,989	$429,885
Investment held for sale	—	40,772	40,772
Corporate	28,212	3,427	31,639

	$138,108	$364,188	$502,296

Amortization of goodwill and intangible assets	$2,316	$2,624	$4,940
Additions to property and equipment	$1,624	$9,910	$11,534
Depreciation	$1,755	$2,185	$3,940
Interest income	$805	$1,188	$1,993
Interest expense	$6,337	$1,110	$7,447

17. Related party transactions

The Company had transactions with, and recorded revenue from, the following related parties:

	2003	2002	2001

Northbridge Financial Corporation	$18,504	$12,787	$9,761
Crum & Forster Holdings, Inc.	1,259	914	1,039
Fairfax Inc	8,411	6,278	—

	$28,174	$19,979	$10,800

As of December 31, 2003 and 2002, the Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,185 and $17,999, for 2003, respectively, and $2,104 and $12,180 for 2002, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in

64 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

the normal course of business. The companies above are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of December 31, 2003.

As of December 31, 2003 and 2002, long-term debt related to put options of $NIL and $5,940, respectively, and subordinated convertible debentures of $35,000 at the end of both years, are due to related parties.

During 2003, 2002 and 2001, the Company incurred expenses related to rental of premises from related parties in the amount of $2,102, $1,691 and $1,373, respectively. At December 31, 2003 and 2002, the Company also had accounts receivable due from related parties in the amount of $3,530 and $3,801, respectively, of which the majority were loans to employees to enable them to purchase shares of the Company. Of these accounts receivable, as of December 31, 2003 and 2002, $1,918 and $2,207, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. As collateral, the employees have pledged 153,000 and 177,000 common shares as of December 31, 2003 and 2002, respectively, which have a market value of $2,590 and $2,263 as of December 31, 2003 and 2002, respectively.

18. Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

Net earnings and comprehensive income

The table below presents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the years ending December 31, 2003, 2002 and 2001.

	2003	2002	2001

Net earnings for the year based on Canadian GAAP	$36,509	$29,401	$10,005
Adjustment to investment held for sale(1)	—	(2,236)	520
Change in reporting currency(2)	—	—	144
Cumulative effect of change in accounting policy for put options(3)	335	—	—
Adjustment to put option liability(3)	(409)	(814)	(811)

Net earnings for the year based on U.S. GAAP(4)	36,435	26,351	9,858
Other comprehensive income:(5)
Unrealized gains (losses) net of tax of $(38) — 2003, $50 — 2002, $120 — 2001	62	(81)	(195)
Reclassification adjustment, net of tax of $48 — 2003, $(85) — 2002, $88 — 2001,	(78)	138	(143)
Foreign currency translation adjustment	17,877	(585)	(3,792)

Comprehensive income based on U.S. GAAP(5)	$54,296	$25,823	$5,728

Basic earnings per share based on U.S. GAAP	$1.22	$1.14	$0.52
Diluted earnings per share based on U.S. GAAP	$1.14	$0.96	$0.49

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 65

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at December 31, 2003 and 2002:

	2003	2002

Shareholders’ equity based on Canadian GAAP	$342,790	$284,274
Adjustment to investment held for sale(1)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gains (losses), net of tax of $(56) — 2003, $51 — 2002	90	(83)
Cumulative translation account(2)	—	496
Adjustment to put option liability(3)	—	(1,702)
Executive share purchase plan loans	—	(1,912)

Shareholders’ equity based on U.S. GAAP(4)	$341,164	$279,357

Notes:

(1)	Under Canadian GAAP, Old Lyme was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until closing) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

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

The impact of the above noted Canadian and U.S. GAAP differences on earnings were as follows:

	2003	2002	2001

Gain recognized under Canadian GAAP not recorded under U.S. GAAP	$—	$(2,613)	$—
Interest charged to earnings under Canadian GAAP not charged to earnings under U.S. GAAP	—	377	520

	$—	$(2,236)	$520

(2)	Under U.S. GAAP, historical financial statements are translated using a different exchange rate, which: for assets and liabilities is the exchange rate at the balance sheet date; for the income statement is the average exchange rate for the period; and for the share capital accounts is the historical exchange rate.

The aggregate impact of these differences has been presented in the reconciliation of shareholders’ equity for Canadian to U.S. GAAP under the caption “cumulative translation account.”

(3)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with certain 2001 acquisitions was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition date are included in earnings. Under U.S. GAAP prior to July 1, 2003, the fair value of the share consideration and the attached put options was initially recorded in equity and the redemption value of the shares to which the put options are attached was reclassified as mezzanine equity

66 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. On July 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments meeting certain criteria as liabilities (or assets in some circumstances) rather than equity. As a result of the adoption of this new standard, the Company changed its accounting policy with respect to the financial instruments issued in connection with certain 2001 acquisitions. Effective July 1, 2003, the Company remeasured the fair value of the put options (using the Black-Scholes model) and classified this amount as liability. Amounts previously classified as mezzanine equity were reclassified as shareholders’ equity. The difference between the estimated fair value of the put options as at July 1, 2003 and May 31, 2001 was reported as a cumulative adjustment to net earnings under U.S. GAAP. Comparative financial statements were not restated. Under U.S. GAAP, changes in the estimated fair value of the put options are included in earnings.

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

As part of the negotiations of contingent consideration the former owners of certain 2001 acquisitions agreed to relinquish their rights to put options on 730,000 common shares at December 31, 2003 and on 1,423,000 common shares at December 31, 2002. Accordingly at December 31, 2003 no put options were outstanding on our common shares.

(4)	The condensed consolidated statements of earnings and cash flows for the years ended December 31, 2003, 2002 and 2001 and the condensed consolidated balance sheets as at December 31, 2003 and 2002, under U.S. GAAP are as follows:

	2003	2002	2001

Condensed consolidated statements of earnings:
Revenue	$286,359	$219,960	$156,079
Net earnings before income taxes	$55,376	$40,781	$15,213
Net earnings	$36,435	$26,351	$9,858
Condensed consolidated statements of cash flows:
Cash provided by operating activities	$53,936	$19,456	$6,910
Cash (used in) investing activities	$(20,146)	$(8,970)	$(130,687)
Cash provided by financing activities	$4,553	$3,176	$130,881
Effect of exchange rate changes in cash and cash equivalents	$3,067	$—	$—
Condensed consolidated balance sheets:
Total current assets	$314,396	$235,416
Total assets(6)	$696,440	$593,337
Total current liabilities	$233,448	$200,848
Total liabilities(6)	$355,276	$306,268
Mezzanine equity	$—	$7,712
Total shareholders’ equity	$341,164	$279,357

(5)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities,

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 67

have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(6)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $2.6 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap on its U.S. GAAP balance sheet at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

Effects of New Accounting Pronouncements

The Company is not aware of any new accounting pronouncements which will impact on its financial reporting.

19. Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
	quarter	quarter	quarter	quarter	year

Year ended December 31, 2003
Revenue	$68,877	$74,155	$64,671	$78,656	$286,359
Net earnings	$8,904	$10,109	$6,820	$10,676	$36,509
Net earnings per share — Basic	$0.30	$0.34	$0.23	$0.36	$1.22
Net earnings per share — Diluted	$0.28	$0.31	$0.22	$0.33	$1.14
Year ended December 31, 2002
Revenue	$49,484	$57,296	$49,552	$63,628	$219,960
Net earnings	$4,939	$10,712	$5,422	$8,328	$29,401
Net earnings per share — Basic	$0.25	$0.53	$0.21	$0.31	$1.27
Net earnings per share — Diluted	$0.21	$0.41	$0.19	$0.26	$1.06

20. Subsequent event

In the first quarter of 2004 certain of the Company’s subsidiaries changed their names and as a result, the Company will recognize a non-cash impairment expense of approximately $2.6 million before tax related to trademarks.

68 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under SEC rules, we are required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2003 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the design or operation of our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting during the fourth quarter of 2003. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding directors, nominees for directors and executive officers is included under the caption entitled “Election of Directors” and “Management” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information regarding executive compensation of directors and executive officers is included in the 2004 Proxy Statement under the caption entitled “Executive Compensation and Related Information” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information regarding beneficial ownership of the common shares by certain beneficial owners and by management is included under the caption entitled “Security Ownership of Management and Certain Beneficial Holders” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included under the caption entitled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is included under the caption entitled “Principal Accountant Fees and Services” in the 2004 Proxy Statement and is incorporated herein by reference.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 69

PART IV

Item 15.	Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(1) Financial Statements

Reference is made to the information set forth in Part II, Item 8 of this report, which information is incorporated herein by reference.

(a)(2) Exhibits

The exhibits to this report are listed in (c) below. Each exhibit listed therein which constitutes a management contract or compensatory plan or arrangement is identified with the symbol (*).

(b) Reports on Form 8-K

We filed a Current Report on Form 8-K on October 30, 2003 to furnish a press release under Item 9 and Item 12 announcing the Company’s third quarter 2003 financial results.

(c) Exhibits

Exhibit
No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among Hub U.S. Holdings, Inc. and Fifth Third Financial Corp., dated December 29, 2002 (incorporated by reference to the registrant’s Current Report on Form 8-K filed January 7, 2003)
3.1†	Articles of Incorporation of the registrant
3.2†	By-laws of the Registrant
4.1†	Specimen Certificate representing Common Shares
10.1†	Agreement and Plan of Merger between HUB International Limited, 416 Acquisition Inc. and Kaye Group Inc. dated January 19, 2001
10.2†*	Executive Share Purchase Plan
10.3†*	Employee Share Purchase Plan
10.4†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Martin P. Hughes
10.5†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Martin P. Hughes
10.6†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Richard A. Gulliver
10.7†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Richard A. Gulliver
10.8†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Dennis J. Pauls
10.9†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Dennis J. Pauls
10.10†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and W. Kirk James
10.11†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and W. Kirk James
10.12†*	Employment Agreement dated as of June 28, 2001 among Kaye Group Inc., HUB International Limited and Bruce D. Guthart
10.13†*	Employment Agreement dated as of January 1, 2002 among Barton Insurance Brokers Ltd., HUB International Limited and R. Craig Barton

70 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

Exhibit
No.	Description of Exhibit

10.14*	HUB International Limited Equity Incentive Plan, as amended (incorporated by reference to the registrant’s Definitive Proxy Statement and Management Circular on Schedule 14A as filed with the Commission on March 31, 2003)
10.15*	Amendment to Amended and Restated Credit Agreement dated as of August 22, 2002 between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Annual Report on Form 10-K, for the period ended December 31, 2002 (the “2002 10-K”)
10.16†	Debenture dated as of June 28, 2001 between HUB International Limited and Odyssey Reinsurance Corporation
10.17†	Debenture dated as of June 28, 2001 between HUB International Limited and United States Fire Insurance Company
10.18†	Contingent Compensation Agreement dated as of May 30, 2002 between Fairfax, Inc. and Program Brokerage Corporation
10.19†	Underwriting Services Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Program Brokerage Corporation
10.20†	Claims Services Agreement dated as of May 30, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Claims Administration Corporation
10.21†	Administrative Services and Cost Allocation Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Kaye Group Inc.
10.22*	Employment Agreement dated as of May 15, 1996, between Kaye Group Inc. and Michael Sabanos, as amended (incorporated by reference to the 2002 10-K)
10.23	Letter Agreement dated July 15, 2003 between Bank of Montreal and HUB International Limited relating to an Interest Rate Swap Transaction on USD $10,000,000 (incorporated by reference to the registrant’s Quarterly Report on 10-Q, for the period ended September 30, 2003 (the “Third Quarter 2003 10-Q”))
10.24	Letter Agreement dated July 15, 2003 between Bank of Montreal and HUB International Limited relating to an Interest Rate Swap Transaction on USD $55,000,000 (incorporated by reference to the Third Quarter 2003 10-Q)
10.25	Note Purchase Agreement between Hub International Limited and each of the purchasers regarding the U.S. $10,000,000 5.71% Series A Senior Notes due June 15, 2010 and U.S. $55,000,000 6.16% Series B Senior Notes due June 15, 2013 (excluding any appendixes and exhibits thereto)
10.26*	Management Bonus Modification Agreement effective as of December 31, 2003 between Hub International Limited, each Operating Subsidiary and each of the Eligible Managers, as applicable (excluding any appendixes and exhibits thereto)
21.1	List of Registrant’s subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant Rule 13a — 14(a) or 15d — 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant Rule 13a — 14(a) or 15d — 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84734), as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2002.

*	Management contract or compensatory plan or arrangement.

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

Hub International Limited

Martin P. Hughes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 15, 2004.

SIGNATURE	TITLE

/s/ MARTIN P. HUGHES Martin P. Hughes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ DENNIS J. PAULS Dennis J. Pauls	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ RICHARD A. GULLIVER Richard A. Gulliver	President, Director

/s/ R. CRAIG BARTON R. Craig Barton	President, Canadian Operations, Director

/s/ BRUCE GUTHART Bruce Guthart	Chief Operating Officer and President, U.S. Operations, Director

/s/ JEAN MARTIN Jean Martin	Director, Vice President

/s/ ANTHONY GRIFFITHS Anthony Griffiths	Director

/s/ BRADLEY MARTIN Bradley Martin	Director

/s/ PAUL MURRAY Paul Murray	Director

/s/ FRANK WILKINSON Frank Wilkinson	Director

72 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among Hub U.S. Holdings, Inc. and Fifth Third Financial Corp., dated December 29, 2002 (incorporated by reference to the registrant’s Current Report on Form 8-K filed January 7, 2003)
3.1†	Articles of Incorporation of the registrant
3.2†	By-laws of the Registrant
4.1†	Specimen Certificate representing Common Shares
10.1†	Agreement and Plan of Merger between HUB International Limited, 416 Acquisition Inc. and Kaye Group Inc. dated January 19, 2001
10.2†*	Executive Share Purchase Plan
10.3†*	Employee Share Purchase Plan
10.4†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Martin P. Hughes
10.5†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Martin P. Hughes
10.6†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Richard A. Gulliver
10.7†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Richard A. Gulliver
10.8†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Dennis J. Pauls
10.9†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Dennis J. Pauls
10.10†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and W. Kirk James
10.11†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and W. Kirk James
10.12†*	Employment Agreement dated as of June 28, 2001 among Kaye Group Inc., HUB International Limited and Bruce D. Guthart
10.13†*	Employment Agreement dated as of January 1, 2002 among Barton Insurance Brokers Ltd., HUB International Limited and R. Craig Barton
10.14*	HUB International Limited Equity Incentive Plan, as amended (incorporated by reference to the registrant’s Definitive Proxy Statement and Management Circular on Schedule 14A as filed with the Commission on March 31, 2003)
10.15*	Amendment to Amended and Restated Credit Agreement dated as of August 22, 2002 between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Annual Report on Form 10-K, for the period ended December 31, 2002 (the “2002 10-K”)
10.16†	Debenture dated as of June 28, 2001 between HUB International Limited and Odyssey Reinsurance Corporation
10.17†	Debenture dated as of June 28, 2001 between HUB International Limited and United States Fire Insurance Company
10.18†	Contingent Compensation Agreement dated as of May 30, 2002 between Fairfax, Inc. and Program Brokerage Corporation
10.19†	Underwriting Services Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Program Brokerage Corporation

ANNUAL REPORT December 31, 2003	HUB INTERNATIONAL LIMITED 73

Exhibit
No.	Description of Exhibit

10.20†	Claims Services Agreement dated as of May 30, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Claims Administration Corporation
10.21†	Administrative Services and Cost Allocation Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Kaye Group Inc.
10.22*	Employment Agreement dated as of May 15, 1996, between Kaye Group Inc. and Michael Sabanos, as amended (incorporated by reference to the 2002 10-K)
10.23	Letter Agreement dated July 15, 2003 between Bank of Montreal and HUB International Limited relating to an Interest Rate Swap Transaction on USD $10,000,000 (incorporated by reference to the registrant’s Quarterly Report on 10-Q, for the period ended September 30, 2003 (the “Third Quarter 2003 10-Q”))
10.24	Letter Agreement dated July 15, 2003 between Bank of Montreal and HUB International Limited relating to an Interest Rate Swap Transaction on USD $55,000,000 (incorporated by reference to the Third Quarter 2003 10-Q)
10.25	Note Purchase Agreement between Hub International Limited and each of the purchasers regarding the U.S. $10,000,000 5.71% Series A Senior Notes due June 15, 2010 and U.S. $55,000,000 6.16% Series B Senior Notes due June 15, 2013 (excluding any appendixes and exhibits thereto)
10.26*	Management Bonus Modification Agreement effective as of December 31, 2003 between Hub International Limited, each Operating Subsidiary and each of the Eligible Managers, as applicable (excluding any appendixes and exhibits thereto)
21.1	List of Registrant’s subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant Rule 13a — 14(a) or 15d — 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant Rule 13a — 14(a) or 15d — 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84734), as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2002.

*	Management contract or compensatory plan or arrangement.

74 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2003