Form 10-Q
period 2004-03-31
HUB INTERNATIONAL LTD
filed 2004-05-07
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2004

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

Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at April 30, 2004 30,503,657

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of March 31, 2004 and December 31, 2003

(in thousands of U.S. dollars)

	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,304	$82,052
Trust cash	43,901	54,534
Accounts and other receivables	114,321	163,728
Income taxes receivable	4,040	6,768
Future income taxes	4,769	2,865
Prepaid expenses	4,324	4,449

Total current assets	258,659	314,396
Goodwill	305,490	305,862
Other intangible assets	39,592	42,903
Property and equipment	23,816	24,181
Future income taxes	6,095	6,458
Other assets	6,031	6,803

Total assets	$639,683	$700,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$157,005	$226,168
Contingent consideration payable	558	—
Income taxes payable	2,463	3,804
Future income taxes	232	114
Current portion long-term debt and capital leases	2,777	3,362

Total current liabilities	163,035	233,448
Long-term debt and capital leases	75,121	75,437
Subordinated convertible debentures	35,000	35,000
Future income taxes	13,687	13,928

Total liabilities	286,843	357,813

Commitments and Contingencies
Shareholders’ equity
Share capital	255,690	254,845
Issuable shares	44	721
Contributed surplus	7,882	4,806
Cumulative translation account	18,770	20,062
Retained earnings	70,454	62,356

Total shareholders’ equity	352,840	342,790

Total liabilities and shareholders’ equity	$639,683	$700,603

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 3

Hub International Limited

Consolidated Statements of Earnings

For the three months ended March 31, 2004 and 2003

(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	2004	2003

Revenue
Commission income	$61,629	$54,541
Contingent commissions and volume overrides	15,037	12,377
Other	2,683	1,959

	79,349	68,877

Expenses
Compensation	40,637	37,012
Selling, occupancy and administration	15,553	13,106
Depreciation	1,587	1,394
Interest expense	1,660	1,367
Intangible asset amortization	781	801
Loss/(gain) on disposal of property, equipment and other assets	38	(56)
Loss on write-off of trademarks	2,587	—
Loss on put option liability	—	27
Non-cash stock based compensation	1,614	962

	64,457	54,613

Net earnings before income taxes	14,892	14,264

Provision for income tax expense (benefit)
Current	6,738	5,661
Future	(1,469)	(301)

	5,269	5,360

Net earnings	$9,623	$8,904

Earnings per share
Basic	$0.32	$0.30
Diluted	$0.29	$0.28
Weighted average shares outstanding — Basic (000’s)	30,015	29,326
Weighted average shares outstanding — Diluted (000’s)	34,258	33,465

(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

Hub International Limited

Consolidated Statements of Retained Earnings

For the three months ended March 31, 2004 and 2003

(in thousands of U.S. dollars)
(Unaudited)

	2004	2003

Retained earnings — Beginning of period	$62,356	$31,915
Net earnings	9,623	8,904
Dividends	(1,525)	(1,513)

Retained earnings — End of period	$70,454	$39,306

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months ended March 31, 2004 and 2003

(in thousands of U.S. dollars)
(Unaudited)

	2004	2003

OPERATING ACTIVITIES
Net earnings	$9,623	$8,904
Items not affecting working capital
Amortization and depreciation	2,368	2,195
Loss/(gain) on disposal of property, equipment and other assets	38	(56)
Loss on write-off of trademarks	2,587	—
Loss on put option liability	—	27
Non-cash stock based compensation	1,614	962
Future income taxes	(1,469)	(301)
Non-cash working capital items
Trust cash	10,633	15,721
Accounts and other receivables	50,021	37,080
Prepaid expenses	125	(1,261)
Accounts payable and accrued liabilities	(69,049)	(50,508)
Other assets	128	—
Income taxes	1,387	1,962

Net cash flows from operating activities	8,006	14,725

INVESTING ACTIVITIES
Property and equipment — purchases	(1,396)	(1,493)
Property and equipment — proceeds on sale	67	7
Purchase of subsidiaries, net of cash received	(257)	(11,221)
Sale of subsidiaries	—	291
Other assets	560	(24)

Net cash flows used for investing activities	(1,026)	(12,440)

FINANCING ACTIVITIES
Long-term debt and capital leases — repayments	(1,015)	(698)
Share capital — issued for cash, net of issue costs	40	(31)

Net cash flows used for financing activities	(975)	(729)

Effect of exchange rate changes on cash and cash equivalents	(753)	1,025

Change in cash and cash equivalents	5,252	2,581
Cash and cash equivalents — Beginning of period	82,052	40,642

Cash and cash equivalents — End of period	$87,304	$43,223

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months ended March 31, 2004 and 2003 (unaudited) (in thousands of U.S. dollars, except per share amounts or as otherwise indicated)

1.  Nature of Operations
Hub International Limited (the “Company”) is an international insurance brokerage that provides a variety of property and casualty, life and health, employee benefits, investment and risk management products and services. The Company’s shares are listed on both the New York Stock Exchange (NYSE: HBG) and the Toronto Stock Exchange (TSX: HBG).

2.  Summary of Significant Accounting Policies

The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (Canadian GAAP) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2003 as set out on pages 39 to 68 of the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. These interim consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2003. The results of the operations are not necessarily indicative of the operating results for the fiscal year or any future period. These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and, to the extent that they affect the Company, the differences are described in note 13 “Reconciliation to U.S. GAAP.”

3.  Intangible Assets

As of March 31, 2004 and December 31, 2003 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of March 31, 2004			As of December 31, 2003

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Total	amount	amortization	Total

Definite life intangible assets:
Customer relationships	$43,474	$6,244	$37,230	$43,422	$5,480	$37,942
Non-competition covenants	474	286	188	476	269	207
Trademarks	—	—	—	2,587	—	2,587

	43,948	6,530	37,418	46,485	5,749	40,736

Indefinite life intangible assets:
Non-competition covenants	2,174	—	2,174	2,167	—	2,167

Total	$46,122	$6,530	$39,592	$48,652	$5,749	$42,903

During the first quarter 2004 the Company adopted a strategic plan to make use of the “Hub” brand throughout the Company. Certain of the Company’s subsidiaries will change their names and as a result the Company recognized a non-cash loss on the write-off of trademarks of $2,587, before income taxes.

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 7

Additions during the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003

Definite life intangible assets:
Customer relationships	$66	$370
Indefinite life intangible assets:
Non-competition covenants	8	43

Total	$74	$413

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets are reviewed annually for impairment. Once a non-competition covenant is triggered, following the departure of an employee from the Company, the Company’s policy is to amortize the related intangible asset over the period of the contractual obligation.

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 and the year ended December 31, 2003, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2002	$75,386	$206,326	$281,712
Goodwill acquired during 2003	535	7,654	8,189
Goodwill disposed during 2003	(478)	(197)	(675)
Cumulative translation adjustment	16,636	—	16,636

Balance as of December 31, 2003	92,079	213,783	305,862
Goodwill acquired during 2004	352	548	900
Cumulative translation adjustment	(1,272)	—	(1,272)

Balance as of March 31, 2004	$91,159	$214,331	$305,490

Additions to goodwill and intangible assets during the first quarter 2004 arose from the acquisition of a book of business in Canada, and earn-out targets on prior year acquisitions being met in the quarter.

For the three months ended March 31, 2004, and 2003, amortization has been comprised of the following:

	2004	2003

Customer relationships	$764	$781
Non-competition covenants	17	20

Total	$781	$801

The Company estimates the amortization charges for 2004 through 2008 for all acquisitions consummated to date will be:

	2004	2005	2006	2007	2008

Year ended December 31,
Customer relationships	$3,079	$3,079	$3,079	$3,079	$3,079
Non-competition covenants	60	44	82	79	12

Total	$3,139	$3,123	$3,161	$3,158	$3,091

8 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

4.  Debt

Long-term debt and capital leases

	March 31,	December 31,
	2004	2003

Series A Senior Notes, with interest at 5.71% (1)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Term loan, interest only at 10%, due February 2007 (3)	7,500	7,500
Various other notes payable and debt (4)	4,805	5,649
Capital leases (4)	593	650

Long-term debt and capital leases	77,898	78,799
Less current portion	(2,777)	(3,362)

	$75,121	$75,437

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended March 31,
2005	$2,777
2006	1,641
2007	8,211
2008	90
2009	3,512
2010 and thereafter	61,667

$77,898

(1)	Senior Notes — As of March 31, 2004 the Company has $65 million aggregate principal amount of unsecured senior notes outstanding. The senior notes were issued in two series: Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010 and Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal due of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar Libor Loan with the balance for general corporate purposes, which may include future acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At March 31, 2004, $65 million was outstanding under these senior notes. The Company is in compliance with all financial covenants governing these notes.

On July 16, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, in order to ensure that the Company pays a current market interest rate on that portion of its borrowings. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As of March 31, 2004, the Company estimated the fair value of the swap was $0.2 million, which is not recognized in these financial statements. Accordingly, $0.2 million is the estimated amount that the Company would need to pay to terminate the swap as of March 31, 2004.

(2)	Revolving U.S. dollar LIBOR loan — This undrawn facility was renegotiated in April 2004. Under the new terms, the unsecured facility totals $75 million, bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR, which were 1.09% and 1.12% at March 31, 2004 and December 31, 2003, respectively. The facility is available on a revolving basis for one year and expires on April 22, 2005 however if the revolving

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 9

period is not extended, the Company may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $NIL at March 31, 2004 and December 31, 2003, respectively. The Company is in compliance with all financial covenants governing this facility.

(3)	This term loan is from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduce the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement both the annual interest payments as well as the principal payment can be reduced to zero. Credits earned for the year ended December 31, 2003 reduced interest payments to zero from $750. It is not yet determinable if a credit has been earned for 2004. Interest on this loan totaled $0.2 million for the three months ended March 31, 2004 and 2003.

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at March 31, 2004 and December 31, 2003, respectively.

Demand U.S. dollar base rate loan

The Company has an undrawn $9.2 million facility which expires on July 18, 2004 and bears interest at the bank’s U.S. rate plus 50 basis points. Borrowings on the facility are repayable on demand.

Subordinated convertible debentures

In connection with the acquisition of Kaye Group Inc. (Kaye) on June 28, 2001, the Company issued $35 million aggregate principal amount, 8.5% convertible subordinated debentures (the Fairfax notes) due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 33% of the Company’s outstanding common shares as of March 31, 2004.

5.  Commitments and Contingencies

(a)	In connection with the Company’s executive share purchase plan, under certain circumstances the Company may be obligated to purchase loans for officers and employees from a Canadian chartered bank totaling $4,307 and $4,513 as of March 31, 2004 and December 31, 2003, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 466,000 and 478,000 common shares as of March 31, 2004 and December 31, 2003, respectively, which have a market value of $8,619 and $8,105 as of March 31, 2004 and December 31, 2003, respectively. Interest on the loans in the amount of $51 and $68 for the three months ended March 31, 2004 and 2003, respectively was paid by the Company and is included in compensation expense.

(b)	In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2002 the Company issued 196,000 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of March 31, 2004, 63,000 shares have been released from escrow.

In connection with other various acquisitions completed through March 31, 2004, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $7.1 million cash and $0.2 million in common shares based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through September, 2006 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the

10 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

contingency is resolved. In connection with contingent consideration earned as at March 31, 2004, the financial statements reflect a liability to pay cash of $514 and to issue common shares valued at approximately $44 as of March 31, 2004.

(c)	Subsequent to March 31, 2004, Kaye Insurance Associates, Inc. (“Kaye Insurance”), a subsidiary of the Company, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long- standing and common practice within the insurance industry. Kaye Insurance has a practice of disclosing such agreements to its clients, including on its invoices to clients and on its web site. In addition, the Company discloses the arrangements in its public filings. The Company will fully cooperate with this inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, the Company’s results of operations may be materially adversely affected.

(d)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

6.  Shareholders’ Equity

Share capital

At March 31, 2004 and December 31, 2003, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At March 31, 2004 and December 31, 2003, there were an unlimited number of common shares authorized, of which 30,194 and 30,143 were issued and outstanding as at March 31, 2004 and December 31, 2003, respectively.

	Common shares
	Outstanding

	(000’s)	Amount

Balance, December 31, 2003.	30,143	$254,845
Repurchases of executive share purchase plan shares	(1)	(16)
Shares issued for contingent consideration	43	721
Cancellation of shares	(2)	(26)
Stock options exercised	11	166

Balance, March 31, 2004.	30,194	$255,690

Issuable shares

	Common shares

	(000’s)	Amount

Balance, December 31, 2003	43	$721
Issued	(43)	(721)
Issuable for contingent consideration	2	44

Balance, March 31, 2004	2	$44

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 11

Contributed surplus

Amount

Balance, December 31, 2003	$4,806
Non-cash stock based compensation	3,020
Other	56

Balance, March 31, 2004	$7,882

Cumulative translation account

Amount

Balance December 31, 2003	$20,062
Translation of self-sustaining foreign operations	(1,303)
Translation of debt financing of self-sustaining foreign operations	11

Balance, March 31, 2004	$18,770

7.  Equity Incentive Plan

A summary of the stock option activity and related information for the three months ended March 31, 2004 consists of the following:

	Number	Weighted-average
	(000’s)	exercise price

Balance, December 31, 2003	1,498	$15.64
Granted	—	$—
Exercised	(11)	$14.70
Forfeited	—	$—

Balance, March 31, 2004	1,487	$15.35

The following table summarizes information about the stock options outstanding at:

	March 31, 2004			December 31, 2003

	Number	Weighted-average	Number	Number	Weighted-average	Number
	outstanding	remaining	exercisable	outstanding	remaining	exercisable
	(000’s)	contractual life	(000’s)	(000’s)	contractual life	(000’s)
Exercise price
$15.67	1,226	5.21 years	417	1,230	5.43 years	417
$13.79	261	5.92 years	6	268	6.08 years	6

	1,487	5.34 years	423	1,498	5.55 years	423

Non-cash stock based compensation related to stock options of $1,614 and $962 for the three months ended March 31, 2004 and 2003, respectively, was expensed with offsetting credits to contributed surplus. The Company recognizes the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests.

12 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

Non-cash stock based compensation for the three months ended March 31, 2004 and 2003 is comprised of the following:

	2004	2003

Non-cash stock based compensation:
Stock options granted June 2002	$491	$509
Stock options granted February 2003	102	104
Stock based compensation granted for 2003 bonuses	633	349
Restricted share units	388	—

	$1,614	$962

8.  Earnings Per Share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Certain stock options under the equity incentive plan in which the average market price exceeds the exercise price of the Company’s common shares for the period that the options were outstanding were dilutive for the three months ended March 31, 2004 and were included in the calculation of diluted earnings per share. Earnings per common share have been calculated as follows:

	2004	2003

Net earnings (numerator)	$9,623	$8,904
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	475	471

Net earnings plus assumed conversions (numerator)	$10,098	$9,375

Weighted average shares outstanding — Basic (denominator)	30,015	29,326
Effect of dilutive securities:
8.5% subordinated convertible debentures	2,705	3,210
Stock options	1,077	—
Put options	—	730
Restricted share units	326	—
Retractable shares	133	196
Issuable shares	2	3

Weighted average shares outstanding — Diluted (denominator)	34,258	33,465

Earnings per common share:
Basic	$0.32	$0.30
Diluted	$0.29	$0.28

9.  Income Taxes

Income taxes for the three months ended March 31, 2004 and 2003 amounted to $5.3 million and $5.4 million, respectively, resulting in an effective tax rate of 35.4% and 37.6% in 2004 and 2003, respectively. The decrease in our effective tax rate was primarily the result of a reduction in Canadian tax rates.

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 13

10. Interest and Income Taxes Paid

Interest and income taxes paid for the three months ended March 31, 2004 and 2003 were:

	2004	2003

Interest paid	$161	$532
Income taxes paid	$5,381	$4,444

11. Segmented Information

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

14 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended March 31,

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$30,469	$48,776	$79,245	$23,564	$45,292	$68,856
Corporate	5,484	553	6,037	5,650	535	6,185
Elimination of intra-segment revenue	(5,388)	(545)	(5,933)	(5,616)	(548)	(6,164)

	$30,565	$48,784	$79,349	$23,598	$45,279	$68,877

Net earnings (loss) before income taxes
Brokerage	$6,377	$10,993	$17,370	$1,949	$12,995	$14,944
Corporate	1,214	(3,692)	(2,478)	2,512	(3,192)	(680)

	$7,591	$7,301	$14,892	$4,461	$9,803	$14,264

Income tax expense (benefit) — current
Brokerage	$2,277	$5,825	$8,102	$668	$5,771	$6,439
Corporate	67	(1,431)	(1,364)	464	(1,242)	(778)

	$2,344	$4,394	$6,738	$1,132	$4,529	$5,661

Income tax expense (benefit) — future
Brokerage	$(47)	$(1,362)	$(1,409)	$153	$(560)	$(407)
Corporate	(61)	1	(60)	(19)	125	106

	$(108)	$(1,361)	$(1,469)	$134	$(435)	$(301)

Net earnings (loss)
Brokerage	$4,147	$6,530	$10,677	$1,128	$7,784	$8,912
Corporate	1,208	(2,262)	(1,054)	2,067	(2,075)	(8)

	$5,355	$4,268	$9,623	$3,195	$5,709	$8,904

Amortization of intangible assets	$27	$754	$781	$11	$790	$801
Additions to property and equipment	$513	$883	$1,396	$1,000	$274	$1,274
Depreciation	$642	$945	$1,587	$482	$912	$1,394
Interest income	$297	$165	$462	$186	$242	$428
Interest expense	$1,393	$267	$1,660	$1,059	$308	$1,367

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 15

	As of March 31, 2004 and December 31, 2003

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$159,544	$398,165	$557,709	$176,653	$442,517	$619,170
Corporate	64,949	17,025	81,974	65,316	16,117	81,433

	$224,493	$415,190	$639,683	$241,969	$458,634	$700,603

12. Related Party Transactions

In the three months ended March 31, 2004 and 2003, respectively, the Company had transactions with and recorded revenue from the following related parties:

	2004	2003

Northbridge Financial Corporation	$4,458	$3,419
Crum & Forster Holdings, Inc.	183	217
Fairfax Inc.	1,432	2,094

	$6,073	$5,730

As of March 31, 2004 and December 31, 2003, the Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $4,486 and $8,264 respectively, at March 31, 2004 and $3,185 and $17,999 respectively, at December 31, 2003. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of March 31, 2004.

As of March 31, 2004 and December 31, 2003 subordinated convertible debentures of $35,000 were due to related parties.

During the three months ended March 31, 2004 and 2003, the Company incurred expenses related to rental of premises from related parties in the amount of $430, and $486, respectively. At March 31, 2004 and December 31, 2003 the Company also had receivables due from related parties in the amount of $2,879 and $3,530, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these accounts receivable, as of March 31, 2004 and December 31, 2003, $1,905 and $1,918, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. As collateral, the employees have pledged 152,000 and 153,000 common shares as of March 31, 2004 and December 31, 2003, respectively, which have a market value of $2,806 and $2,590 as of March 31, 2004 and December 31, 2003, respectively.

13. Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

16 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

Net earnings and comprehensive income

The table below presents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the three months ended March 31, 2004 and 2003:

	2004	2003

Net earnings for the period based on Canadian GAAP	$9,623	$8,904
Adjustment to put option liability (2)	—	(42)

Net earnings for the period based on U.S. GAAP (3)	$9,623	$8,862
Other comprehensive income: (4)
Unrealized gain (loss), net of tax of $(23) — Q1/04, $54 — Q1/03	35	(85)
Foreign currency translation adjustment	(1,292)	7,398

Comprehensive income based on U.S. GAAP (4)	$8,366	$16,175

Basic earnings per share based on U.S. GAAP	$0.32	$0.30
Diluted earnings per share based on U.S. GAAP	$0.29	$0.28

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003

Shareholders’ equity based on Canadian GAAP	$352,840	$342,790
Adjustment to investment held for sale (1)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain net of tax of $(81) — 2004, $(56) — 2003	131	90

Shareholders’ equity based on U.S. GAAP (3)	$351,255	$341,164

Notes:

(1)	Under Canadian GAAP, Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively, Old Lyme) was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until closing) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

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

(2)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with the Flanagan acquisition on May 31, 2001 was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition date are included in earnings. Under U.S. GAAP prior to July 1, 2003, the fair value of the share consideration and the attached put options was initially recorded in equity and the

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 17

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

As part of the negotiations of contingent consideration the former owners of certain 2001 acquisitions agreed to relinquish their rights to put options on 730,000 common shares at December 31, 2003 and on 1,423,000 common shares at December 31, 2002. Accordingly at March 31, 2004 no put options were outstanding on our common shares.

(3)	The condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2004 and 2003 and the condensed consolidated balance sheets as at March 31, 2004 and December 31, 2003 under U.S. GAAP are as follows:

	March 31,	March 31,
	2004	2003

Condensed consolidated statements of earnings:
Revenue	$79,349	$68,877
Net earnings before income taxes	$14,892	$14,232
Net earnings	$9,623	$8,862
Condensed consolidated statements of cash flows:
Cash provided by operating activities	$8,006	$14,720
Cash used in investing activities	$(1,026)	$(12,440)
Cash used in financing activities	$(975)	$(724)
Effect of exchange rate changes on cash and cash equivalents	$(753)	$1,025

	March 31,	December 31,
	2004	2003

Condensed consolidated balance sheets:
Total current assets	$258,659	$314,396
Total assets (5)	$637,971	$696,440
Total current liabilities	$163,035	$233,448
Total liabilities (5)	$286,716	$355,276
Total shareholders’ equity	$351,255	$341,164

(4)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains

18 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

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

(5)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $0.2 million, is not recognized in the Company’s Canadian GAAP financial statements. Under US GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

14. Subsequent Events

(a)	On March 15, 2004 the Company announced that it has signed a definitive agreement to purchase Talbot Financial Corporation, based in New Mexico. The transaction is expected to close before the end of the third quarter of 2004. The purchase price is expected to be approximately $90.0 million in cash. In addition, the Company estimates it will incur non-cash stock based compensation expense related to the acquisition of $26.0 million, which will be amortized to earnings over a 3 year period.

(b)	On April 26, 2004 the Company announced that it had signed a share purchase agreement to acquire Bush, Cotton & Scott LLC based in Bothell, Washington.

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q. Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they effect us are described in Note 13 to our unaudited consolidated financial statements.

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

As of March 31, 2004, our operations included 10 regional “hub” brokerages — five in the United States and five in Canada — and more than 150 offices staffed by approximately 2,500 people. Our strategic plan calls for the addition of approximately 10 additional U.S. hubs to extend our geographic footprint. Brokerages large enough to be considered hubs will generally have annual revenue in excess of $10 million. In addition to larger, “hub” acquisitions by the parent corporation, each regional hub is tasked with pursuing smaller, fold-in acquisitions that either expand its geographic penetration or add new specialization or expertise to the regional operation.

In accordance with our strategic plan, we have entered into an agreement to acquire Talbot Financial Corporation, based in New Mexico, for $90 million, plus $26 million in non-cash stock based compensation that will be amortized over three years. We expect to complete the acquisition of Talbot in the third quarter of 2004. In addition, we acquired Bush, Cotton & Scott, LLC, based in Washington, in April 2004.

We generally acquire larger “hub” brokerages for a combination of cash and shares. Although there are variations in the purchase terms for each hub, our goal is to pay 30% - 70% of the “hub” purchase price in our common shares, while setting escrow periods of up to 10 years for the sellers to hold these shares. We believe the use of escrowed stock in major acquisitions creates increased alignment of interests between senior managers and the public shareholders of the corporation. We have paid all cash for the acquisition of certain brokerages, and may pay an all cash purchase price for brokerages in the future. As of March 31, 2004, senior managers of the company and its hubs owned approximately 4,167,563 shares, or 12.6%, of shares outstanding, while all employees as a group held approximately 9,355,974 shares, or 26%, of total shares outstanding.

We have acquired 95 brokerages in Canada and the United States, with substantially all of our large acquisitions focused in the United States over the past four years. Accordingly, our revenue base has shifted increasingly to the United States. United States revenue has grown to 61% of our total in the first quarter 2004 from 23% in the first quarter 2000, reflecting primarily acquisition growth but also organic growth. Organic growth is similar to the same-store-sales calculation used by retailers. It includes revenue growth from units included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.

20 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

We have a diverse mix of products, services, insurer relationships and distribution channels, and as a result, our revenue and profitability levels are not usually highly susceptible to major changes related to a single product or service. However, general economic trends may influence both overall insurance rates — and commissions — and availability or costs of individual types of coverage, which in turn may affect our revenue and profitability levels.

During the 1990s, for example, insurance rates were generally considered low, or “soft,” as insurance companies sought to maximize the flow of premium dollars that they could invest profitability in a rising stock market and in other investments. Beginning in 2000, as return on investment began to shrink, insurance rates began to rise, or “harden,” a pace that accelerated rapidly after the terrorist attacks of September 11, 2001. During the past two years, premium rates have remained firm for most types of coverage, rising 10% to 15% per year in many cases. During 2003 and through the first quarter 2004, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. However, rates for liability, health and other types of coverage continued to experience increases. Looking toward the remainder of 2004, we anticipate some continued softening in the U.S. market and the beginning of softening in the Canadian market as the year progresses.

For us, as for other brokers, rising rates can present both positive and negative effects. Rising premiums usually yield stronger commission levels, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to rising rates by reducing total coverage, often by raising deductibles, reducing limits of coverage, or by leaving some risks uninsured. In addition, a weak economic environment often leads to lower sales and employee headcounts at client companies, leading in turn to reduced demand for employee benefits, liability and other types of coverage tied to business activity levels. Our ability to achieve organic revenue growth is not solely dependent on rising or declining rates, but results from a more complex mixture of general economic growth, access to coverage from insurers and marketing/sales expertise.

Our total revenue increased $10.5 million, or 15%, to $79.3 million for the quarter. Of this increase, $1.7 million was attributable to acquisitions and $8.8 million was attributable to organic growth. Of our total organic growth of 13%, 6 percentage points resulted from the strengthening of the Canadian dollar in the first quarter 2004 as compared with the first quarter 2003.

Results of Operations

Three months ended March 31, 2004 compared with three months ended March 31, 2003

Revenue

We achieved growth in revenue and profitability in the first quarter 2004. We benefited from strong organic growth rates at most hubs, contributions from brokerages acquired in 2003 and a strengthening Canadian dollar compared to the U.S. dollar. Overall, our management believes the company made strong progress on several fronts in the first quarter 2004, including increased contingent commissions and volume overrides due to enhanced relationships established with insurance companies and increased profitability of business placed by us at higher premium rates, as well as reduced costs as a percentage of revenue due to increased operating efficiency.

As a result of these and other factors, we reported a 15% revenue increase to $79.3 million in the first quarter 2004, while net earnings increased 8% to $9.6 million from $8.9 million. Diluted earnings per share increased 4% to $0.29 from $0.28. The slower rate of growth in net earnings and diluted earnings per share as compared to growth in revenue is the result of discontinuing use and related write-off of the value of existing trademarks that had been used by certain of our subsidiaries in connection with our strategic plan to make use of the “Hub” brand throughout our Company. This write-off resulted in a non-cash expense of $1.7 million (after-tax), or $0.05 per diluted share in the first quarter of 2004.

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 21

The table below shows a breakdown of our revenue by segment and type for the three months ended March 31, 2004 including organic growth:

	Revenue				Adjustment
					for
(in thousands of U.S. dollars,			Total Net	Total Net	(Acquisitions)	Organic	Organic
except percentages)	2004	2003	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$61,629	$54,541	$7,088	13%	$(1,286)	$5,802	11%
Contingent Commissions and Volume Overrides	15,037	12,377	2,660	21%	(1)	2,659	21%
Other Income	2,683	1,959	724	37%	(382)	342	17%

Total	$79,349	$68,877	$10,472	15%	$(1,669)	$8,803	13%

U.S.
Commission Income	$37,092	$34,986	$2,106	6%	$(1,199)	$907	3%
Contingent Commissions and Volume Overrides	9,643	8,800	843	10%	(1)	842	10%
Other Income	2,049	1,493	556	37%	(377)	179	12%

Total	$48,784	$45,279	$3,505	8%	$(1,577)	$1,928	4%

Canada
Commission Income	$24,537	$19,555	$4,982	25%	$(87)	$4,895	25%
Contingent Commissions and Volume Overrides	5,394	3,577	1,817	51%	—	1,817	51%
Other Income	634	466	168	36%	(5)	163	35%

Total	$30,565	$23,598	$6,967	30%	$(92)	$6,875	29%

Of the $10.5 million in new revenue we reported, $1.7 million, or 16%, reflected growth through acquisition, while $8.8 million, or 84%, resulted from organic growth. By comparison, acquired brokerages added $12.0 million, or 62%, of first quarter 2003 sales growth, while organic growth contributed $7.3 million, or 38%, of our revenue increases. We expect future growth to shift increasingly to acquisition growth as we complete acquisitions in 2004. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the first quarter 2004, the rise of the Canadian dollar versus the U.S. dollar contributed 6 percentage points of our 13% organic growth rate in revenue.

Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 78% of our revenue base in the first quarter 2004. This percentage is lower in the first quarter 2004 as we earn the majority of our contingent commissions and volume overrides early in the year as they are based on prior year performance. For the year ended December 31, 2003, commission income provided approximately 91% of our revenue base. In addition to these “core” commissions, as stated above, the company derives revenue from:

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

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the first quarter 2004 and 2003 results included a number of factors that can complicate any efforts at direct comparisons. The following chart shows the net earnings and diluted earnings per-share impacts that

22 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

several of these factors had during first quarter in 2004 and 2003. They are shown here as an added disclosure to increase investor understanding.

(in thousands of U.S. dollars, except per share amounts)	Net Earnings	Diluted EPS

March 31, 2004 reported net earnings (Canadian GAAP)	$9,623	$0.29
Impact of foreign exchange	(659)	(0.02)
Impact of write-off of trademarks	1,656	0.05
Impact of non-cash stock based compensation	1,339	0.04

Adjusted March 31, 2004 results	$11,959	$0.36

March 31, 2003 reported net earnings (Canadian GAAP)	$8,903	$0.28
Impact of foreign exchange	(134)	—
Impact of non-cash stock based compensation	728	0.02

Adjusted March 31, 2003 results	$9,497	$0.30

As shown above, we benefited more significantly from a stronger Canadian dollar in the first quarter 2004 as compared to 2003. The impact of foreign exchange on first quarter 2004 earnings generated an increase of $0.7 million as compared to an increase of $0.1 million in the first quarter 2003. Also, first quarter 2004 included the write-off of trademarks of $1.7 million, after tax. This non-cash expense was incurred as a result of certain of our subsidiaries changing their names. In addition, non-cash stock based compensation after tax increased 84% to $1.3 million for the first quarter of 2004 as compared to $0.7 in 2003, as a result of additional grants of stock based compensation in 2004 and 2003. Excluding the effects of these items, adjusted net earnings would have increased 26% in first quarter 2004, versus an 8% increase in reported net earnings, and adjusted diluted earnings per share would have increased 20% in first quarter 2004, versus a 4% increase in reported diluted earnings per share.

Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the first quarter 2004, the strength of the Canadian dollar versus the U.S. dollar had a more positive impact on our results than in the first quarter 2003. A decline would have a negative effect. See “Market Risk”.

           U.S. Results

U.S. revenue grew 8% to $48.8 million, or 61% of revenue, in the first quarter 2004 as compared to 2003, due to both organic growth and the contributions of operations acquired in 2003. Acquisitions added $1.6 million to revenue – 45% of the increase while organic growth provided $1.9 million, or 55% of revenue growth. Our U.S. operations posted an organic growth rate of 4% in the first quarter 2004, a 64% decrease from 11% in the first quarter 2003. Core commission income increased 6%, while contingent commissions and volume overrides grew 10%.

During the first quarter 2004, the U.S. market experienced some softening of premium rates for property and casualty coverage. However, rates for liability, health and other types of coverage continue to experience increases. Hard insurance pricing in 2003 contributed strongly to a significant increase in contingent profitability income from insurers in 2004, as these insurers benefited from the near-term impact of higher rates implemented in 2003.

           Canadian Results

Canadian revenue grew 30% to $30.6 million, or 39% of consolidated revenue, in the first quarter 2004 as compared to 2003, primarily as a result of a strengthening of the Canadian dollar against the U.S. dollar as well as organic growth. Canadian brokerages posted organic growth of 29%, of which 16 percentage points reflected a stronger Canadian dollar. Acquisitions added only $0.1 million, or 1%, of the revenue increase, reflecting a slower

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 23

pace of fold-in acquisitions in Canada than in the United States. Apart from foreign currency gains, in Canada, our brokerages benefited from strong organic growth and a sustained pace of increases in insurance premium rates. Canadian rate trends have trailed those of the United States, however, we expect rates in Canada to soften commencing in the second quarter 2004. Because Canadian revenue includes a lower percentage of commercial business and more personal lines, any acceleration in economic growth that adds to payrolls is not expected to have as strong a benefit in Canada as in the United States. The strong rate of organic growth in Canada reflected both increased market penetration and continued strength in premium rates. Our strong relationships with and access to insurers in Canada proved to be an important competitive advantage in the first quarter of 2004, leading to increased sales to clients who were unable to obtain coverage from other sources. As was the case in the United States, Canadian operations benefited strongly from an increase in contingent commissions and volume overrides, which grew 51% in the first quarter 2004, versus 37% in the first quarter 2003.

Compensation Expense

The majority of our expenses are related to compensation, which increased 11% in the first quarter 2004 to $42.2 million. As a percentage of revenue, compensation decreased to 53% from 55% in the first quarter 2003. Total compensation includes both cash based salaries and benefits and non-cash stock based compensation. Cash-based compensation grew 10% to $40.6 million in the first quarter 2004, while non-cash stock based compensation increased 68% to $1.6 million.

Compensation comparison

For the three months ended March 31,
($ in thousands)

				% of Revenue

	2004	2003	% Change	2004	2003

Compensation (cash)	$40,637	$37,012	10%	51%	54%
Non-cash stock based compensation	1,614	962	68%	2%	1%

Total	$42,251	$37,974	11%	53%	55%

In addition to cash compensation, we have employed non-cash compensation tools such as stock options, restricted shares and restricted share units for senior employees. In response to investor interest in the true impact of these costs, we began recognizing the expense of non-cash stock based compensation during 2003. We recognized $1.6 million of expense for the first quarter 2004, including both stock options and restricted share units, versus $1.0 million of expense for the first quarter 2003. Options vest evenly over three years and expire in seven years from issuance. Shares derived from the options are held in escrow for a period of five years from the date the options are granted, subject to early release in certain circumstances. Restricted share units vest over periods ranging from 48 months to 95 months. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each quarter related to stock options will vary with respect to exercise and forfeiture of options.

In total, as of March 31, 2004, we had issued and outstanding approximately 1.5 million stock options at a weighted average exercise price of $15.34. Our closing share price on the New York Stock Exchange was $18.35 on March 31, 2004.

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 19% to $15.6 million in the first quarter 2004 as compared to 2003. As a percentage of revenue, selling, occupancy and administration expense increased slightly to 20%, versus 19% in the first quarter 2004. This increase was due primarily to increased expense related to the implementation of and compliance with the Sarbanes-Oxley Act.

24 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

Depreciation

Depreciation remained consistent at 2% of revenue in the first quarter 2004 and 2003. The lower relative impact reflected control of capital expenditures while revenue grew.

Interest Expense

Interest expense increased 21% to $1.7 million from $1.4 million in the first quarter 2004, primarily as a result of higher debt levels, partially offset by the benefits of an interest rate swap that was entered into during the third quarter of 2003. The interest rate swap effectively converted $65 million of fixed interest rate senior notes into floating rate instruments, reducing interest expense on the senior notes by $0.4 million in the first quarter 2004.

Intangible Asset Amortization

Intangible asset amortization decreased 2% to $0.8 million in the first quarter 2004. As a percentage of revenue this expense remained relatively unchanged at 1%.

Loss on Write-off of Trademarks

In January 2004, we adopted a corporate marketing and positioning strategy to build awareness of the Hub brand across all of our markets and to encourage greater coordination and collegial identity among our employees. As part of this corporate consolidation and identity development program, we have reassigned a number of key executives to new or expanded areas of responsibility and determined that future marketing and communications will be conducted under the Hub International name, rather than the traditional corporate names of acquired brokerages. As a result, certain of our subsidiaries will change their names and we recognized a non-cash expense of approximately $2.6 million before tax related to the write-off of trademarks.

Provision for Income Tax Expense

Our effective tax rate decreased in the first quarter 2004 to 35.4% from 37.6%, primarily as a result of a reduction in Canadian tax rates.

Net Earnings and Earnings Per Share

Our net earnings increased 8% to $9.6 million in the first quarter 2004, primarily as a result of growth in revenue. As a percentage of revenue, net earnings declined approximately 1 percentage point to 12% in the first quarter 2004 from 13% in the first quarter 2003. Diluted earnings per share increased at a somewhat slower rate than net earnings - 4% to $0.29 - due to the write-off of trademarks.

As shown in the table on page 20, net earnings increased $0.7 million or $0.02 per diluted share, related to the strengthening Canadian dollar versus the U.S. dollar and decreased $1.3 million or $0.04 per diluted share related to the impact of non-cash stock based compensation, in the first quarter 2004. Also in 2004, diluted earnings per share decreased $0.05 per diluted share from the write-off of trademarks. In the first quarter 2003, net earnings increased $0.1 million from foreign exchange rates and net earnings decreased $1.3 million or $0.04 per diluted share due to non-cash stock based compensation. Excluding these effects, our diluted earnings per share would have increased to $0.36 in the first quarter of 2004 from $0.30 in the first quarter of 2003 on a comparable basis.

Cash Flow, Liquidity and Capital Resources

As of March 31, 2004, we had cash and cash equivalents of $87.3 million, an increase of 6.4%, from $82.1 million as of December 31, 2003. Operating activities generated $8.0 million of cash in the first quarter 2004 compared to $14.7 million in the first quarter 2003. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. In the first quarter 2004, $1.0 million of cash was used in investing activities, primarily for the acquisitions of property and equipment and the purchase of subsidiaries compared to $12.4 million in the first quarter 2003. Also in the first quarter 2004, $1.0 million of cash was used for

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 25

financing activities, primarily resulting from the repayment of long-term debt and capital leases compared to $0.7 million in the first quarter 2003. In the first quarter 2004, the effect of exchange rate changes on cash and cash equivalents was a decrease of $0.8 million compared to an increase of $1.0 million in the first quarter 2003. Net debt, defined as long-term debt ($77.9 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $87.3 million) as of March 31, 2004, was $25.6 million compared with $31.7 million as of December 31, 2003.

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

In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This undrawn facility was renegotiated in April 2004. Under the new terms, the unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR, which were 1.09% and 1.12% at March 31, 2004 and December 31, 2003 respectively. The facility is available on a revolving basis for one year and expires on April 22, 2005; however if the revolving period is not extended, we may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $NIL at March 31, 2004 and December 31, 2003, respectively. We are in compliance with all financial covenants governing this facility as of March 31, 2004 and December 31, 2003.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $9.2 million facility which expires on July 18, 2004 and bears interest at the bank’s U.S. base rate plus 50 bonus points. Borrowings under this facility are repayable on demand.

As of March 31, 2004 the Company has $65 million aggregate principal amount of unsecured senior notes outstanding. The senior notes were issued in two series: Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010 and Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar Libor Loan with the balance for general corporate purposes, which may include future acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes.

On July 16, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, in order to ensure that the Company pays a current market interest rate on that portion of its borrowings. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As of March 31, 2004, the Company estimated the fair value of the swap was $0.2 million, which is not recognized in our financial statements. Accordingly, $0.2 million is the estimated amount that the Company would need to pay to terminate the swap as of March 31, 2004.

Also at March 31, 2004 we had outstanding a $7.5 million term loan from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduces the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed

26 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

with the carrier). Credits earned for the year ended December 31, 2003 reduced interest payments to zero from $0.8 million. It is not yet determinable if a credit has been earned for 2004.

In addition to these primary credit sources, we ended March 31, 2004 with $5.4 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2004 through 2010. Of the outstanding subsidiary debt, $1.0 million is secured by liens on certain assets of our subsidiaries.

Also at March 31, 2004, we had outstanding $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax (the Fairfax notes). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. If Fairfax converted all of the Fairfax notes, Fairfax would own approximately 32% of our total outstanding common shares as of March 31, 2004, versus the 26% of outstanding shares which it held on that date.

At March 31, 2004, our cash position included approximately $36.5 million deployed as working capital at the brokerage level and approximately $50.8 million available for acquisitions. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use common shares as compensation for approximately 30-70% of the value of a hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA, a non-GAAP measure) for acquired brokerages.

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

Our debt to capitalization ratio (defined as debt expressed as a percentage of debt and shareholders’ equity) decreased to 24% at March 31, 2004, compared with 25% at December 31, 2003. If all lines of credit and other loan facilities were fully utilized by the company at March 31, 2004 our ratio of debt to capitalization would have been 33%, which is below the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than 45%. As of March 31, 2004, we were in compliance with the financial covenants under all of our debt instruments.

Contingent Obligations

The table below summarizes our contractual obligations and commercial commitments as of March 31, 2004:

Payments due by period		On	Less than	1-3	4-5	After
(in thousands)	Total	Demand	1 Year	Years	Years	5 Years

Contractual obligations
Long-term debt	$77,305	$—	$2,546	$9,581	$17,845	$47,333
Capital lease obligations	593	—	231	362	—	—
Operating lease obligations	62,066	—	10,862	26,642	12,906	11,656
Executive share purchase plan loans	483	—	—	—	483	—

Total	$140,447	$—	$13,639	$36,585	$31,234	$58,989

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 27

Acquisitions

In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2003 we issued 196,000 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of March 31, 2004, 63,000 shares have been released from escrow.

In connection with other various acquisitions completed through March 31, 2004, we may be obligated to pay contingent consideration up to a maximum sum of approximately $7.1 million cash and $0.2 million in common shares based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through September, 2006 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at March 31, 2004, the financial statements reflect a liability to pay cash of $0.5 million and an obligation to issue common shares valued at approximately $44,000.

Other

In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4.3 million and $4.5 million as of March 31, 2004 and December 31, 2003, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 466,000 and 478,000 common shares as of March 31, 2004 and December 31, 2003, respectively, which have a market value of $8.6 million and $8.1 million as of March 31, 2004 and December 31, 2003, respectively. Interest on the loans in the amount of $51,000 and $68,000 for the period ended March 31, 2004, and 2003, respectively, was paid by us and is included in compensation expense. We no longer make loans to our executive officers and directors.

Subsequent to March 31, 2004, Kaye Insurance Associates, Inc. (“Kaye Insurance”), a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. Kaye Insurance has a practice of disclosing such agreements to its clients, including on its invoices to clients and on its web site. In addition, we disclose the arrangements in our public filings. We will fully cooperate with this inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, our results of operations may be materially adversely affected.

In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

Shareholders’ Equity

Restricted share units. In the first quarter of 2004, restricted share units totaling 983,000 were issued in connection with the restructure of our management bonus agreement and 84,000 restricted share units were issued in connection with the renegotiation of contingent consideration for Flanagan.

Share repurchases. For the quarter ended March 31, 2004, no common shares were repurchased by us, other than shares equal in value to $30,000 under the executive purchase plan.

Shares reserved for issuance. As of March 31, 2004, 3.6 million common shares were reserved for issuance under our equity incentive plan. As of March 31, 2004, an aggregate of approximately 3.2 million stock options and restricted share units were outstanding which would reduce such shares reserved for issuance.

Shareholders’ equity increased by $10.0 million, or 3%, to $352.8 million as of March 31, 2004 from $342.8 million as of December 31, 2003. This increase resulted from net earnings of $9.6 million, an increase in contributed surplus of

28 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

$3.1 million related primarily to non-cash stock based compensation expense and exercise of stock options for $0.2 million. The increase in shareholders’ equity was offset by the declaration of dividends of $1.5 million in the first quarter 2004, cancellation of shares of $0.1 million and a decrease in the cumulative translation account of $1.3 million, due mainly to the weakening of the Canadian dollar compared to the U.S. dollar in 2004.

Market Risk

Interest rate risk

We are exposed to interest rate risk in connection with our senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes into floating rate payments. As a result each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of March 31, 2004 will result in approximately $0.4 million decrease in our earnings.

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

The Canadian dollar is subject to volatility and experienced a significant decline in its value compared to the U.S. dollar in 2001 but increased significantly in value throughout 2003 and the first quarter 2004. At March 31, 2004 and 2003 one U.S. dollar equaled $1.3105 and $1.4693 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the three months ended March 31, 2004, and 2003.

	2004		2003
(in thousands of U.S. dollars)

Revenue	+/-$	403	+/-$	357
Net earnings	+/-$	71	+/-$	18
Cumulative translation account	+/-$	10	+/-$	118

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

Goodwill and Other Intangible Assets

Intangible assets arising from acquisitions consist of the following:

	March 31,	December 31,
	2004	2003
(in thousands of U.S. dollars)

Customer relationships	$43,474	$43,422
Non-competition covenants	2,648	2,643
Trademarks	—	2,587
Goodwill	322,612	323,185
Accumulated amortization	(23,652)	(23,072)

Total	$345,082	$348,765

We completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2004 and 2003. Based on the testing performed, no impairment losses were incurred.

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 29

The amounts allocated to customer relationships were determined by discounting the expected future net cash flows from commissions with consideration given to remaining economic lives, renewals, and associated expenses. The amounts allocated to non-competition covenants were determined using an income approach with consideration given to economic benefits associated with having the covenants in place versus damages that would ensue absent the agreements; in the case of trademarks, a cash flow royalty savings approach addressing the economic benefits of the trademarks was used. The balance of the excess purchase price is allocated to goodwill.

Customer relationships are amortized on a straight-line basis over their periods of duration, normally fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life of covenant. During the first quarter of 2004 certain of our subsidiaries changed their names and as a result we recognized a non-cash loss on the write-off of trademarks of $2.6 million before tax. Prior to 2003 we amortized goodwill primarily over a period of forty years. Under the new accounting standards adopted in 2003, goodwill is not amortized and is evaluated annually for impairment. For the three months ended March 31, 2004 and 2003, our amortization has been comprised of the following:

(in thousands of U.S. dollars)	2004	2003

Customer relationships	$764	$781
Non-competition covenants	17	20

Total	$781	$801

We estimate that our amortization charges for intangible assets for 2004 through 2008 for all acquisitions consummated to date will be:

Year ended December 31,
(in thousands of U.S. dollars)	2004	2005	2006	2007	2008

Customer relationships	$3,079	$3,079	$3,079	$3,079	$3,079
Non-competition covenants	60	44	82	79	12

Total	$3,139	$3,123	$3,161	$3,158	$3,091

Related Party Transactions

We had transactions with, and recorded revenue from, the following related parties:

	March 31,

	2003	2003

Northbridge Financial Corporation	$4,458	$3,419
Crum & Forster Holdings, Inc.	183	217
Fairfax Inc.	1,432	2,094

	$6,073	$5,730

As of March 31, 2004 and December 31, 2003, we had accounts receivable and accounts payable balances with the above related parties in the amounts of $4.5 million and $8.3 million, for March 31, 2004, respectively, and $3.2 million and $18.0 million for December 31, 2003, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above are related through common ownership by Fairfax Financial Holdings Limited (Fairfax), which owns approximately 26% of our common shares as of March 31, 2004. At March 31, 2004 Fairfax Inc., which is a subsidiary of Fairfax, owned 100% of Old Lyme Insurance Company of Rhode Island Inc. (“OLRI”) and Old Lyme Insurance Company Limited (“OLIC”). Fairfax Inc. is winding down the operations of OLRI. During the first quarter 2004, Fairfax entered into an agreement

30 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

to sell OLIC to Old Lyme Insurance Group, Ltd, a Company owned primarily by a group of Hub employees, including Bruce Guthart, our Chief Operating Officer and a director of Hub, and Michael Sabanos, our Director, Mergers & Acquisitions. The sale was completed on April 22, 2004. We will continue to place insurance with OLIC. The compensation that Hub will earn from the business placed with OLIC and the fees it earns from managing OLIC will be substantially the same as if Fairfax continued to own the company.

As of March 31, 2004 and December 31, 2003 subordinated convertible debentures of $35 million were due to related parties.

During the first quarter of 2004 and 2003, we incurred expenses related to rental of premises from related parties in the amount of $0.4 million and $0.5 million respectively. At March 31, 2004 and December 31, 2003, we also had accounts receivable due from related parties in the amount of $2.9 million and $3.5 million respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of the accounts receivable, as of March 31, 2004 and December 31, 2003, $1.9 million was related to company loans to employees to purchase shares under our executive share purchase plan. As collateral, the employees have pledged 152,000 and 153,000 common shares as of March 31, 2004 and December 31, 2003, respectively, which have a market value of $2.8 million and $2.6 million as of March 31, 2004 and December 31, 2003, respectively.

Off-balance Sheet Transactions

Under Canadian GAAP, we account for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $0.2 million is not recognized in our Canadian GAAP financial statements. Under U.S. GAAP, we have designated the swap transaction of a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates and record the swap on our U.S. GAAP balance sheet at is fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt. We have no other material off-balance sheet arrangements.

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2004 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the design or operation of our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting during the first quarter of 2004. Notwithstanding the foregoing, there

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 31

can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Subsequent to March 31, 2004, Kaye Insurance, a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. Kaye Insurance has a practice of disclosing such agreements to its clients, including on its invoices to clients and on its web site. In addition, we disclose the arrangements in our public filings. We will fully cooperate with this inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, our results of operations may be materially adversely affected.

In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 10, 2004, we issued 37,500 common shares to the former owner of J.P. Flanagan Corporation as consideration for contingent obligations payable in connection with the acquisition of that brokerage.

Item 5. Other Information

Information concerning forward-looking statements

This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry; and

32 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.

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

Dividends

On February 19, 2004 the Board of Directors declared a dividend of $0.05 on our common shares, payable April 30, 2004 for the quarter ended March 31, 2004 to shareholders of record on April 15, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(b) Current Reports on Form 8-K

We filed a Current Report on Form 8-K on February 20, 2004 furnishing a press release which provided the registrant’s earnings for the year ended December 31, 2003.

We filed a Current Report on Form 8-K on March 17, 2004 furnishing a press release announcing the signing of a definitive agreement to acquire Talbot Financial Corporation.

INTERIM REPORT MARCH 31, 2004	HUB INTERNATIONAL LIMITED 33

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/s/ DENNIS J. PAULS

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

DATE: May 7, 2004

34 HUB INTERNATIONAL LIMITED	INTERIM REPORT MARCH 31, 2004