Form 10-Q
period 2004-06-30
HUB INTERNATIONAL LTD
filed 2004-08-05
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2004

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

Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at August 2, 2004 30,527,779

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of June 30, 2004 and December 31, 2003

(in thousands of U.S. dollars)

	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,527	$82,052
Trust cash	57,207	54,534
Accounts and other receivables	174,119	163,728
Income taxes receivable	5,634	6,768
Future income taxes	3,452	2,865
Prepaid expenses	7,911	4,449

Total current assets	392,850	314,396
Goodwill	311,935	305,862
Other intangible assets	46,538	42,903
Property and equipment	23,354	24,181
Future income taxes	6,997	6,458
Other assets	6,784	6,803

Total assets	$788,458	$700,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$226,556	$226,168
Income taxes payable	2,520	3,804
Future income taxes	490	114
Current portion long-term debt and capital leases	2,428	3,362

Total current liabilities	231,994	233,448
Long-term debt and capital leases	140,467	75,437
Subordinated convertible debentures	35,000	35,000
Future income taxes	14,883	13,928

Total liabilities	422,344	357,813

Commitments and Contingencies
Shareholders’ equity
Share capital	258,638	254,845
Issuable shares	940	721
Contributed surplus	9,589	4,806
Cumulative translation account	16,420	20,062
Retained earnings	80,527	62,356

Total shareholders’ equity	366,114	342,790

Total liabilities and shareholders’ equity	$788,458	$700,603

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 3

Hub International Limited

Consolidated Statements of Earnings

For the three months and six months ended June 30, 2004 and 2003

(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Second quarter		First six months

	2004	2003	2004	2003

Revenue
Commission income	$76,960	$69,442	$138,589	$123,983
Contingent commissions and volume overrides	3,038	2,889	18,075	15,266
Other	2,233	1,824	4,916	3,783

	82,231	74,155	161,580	143,032

Expenses
Compensation	42,114	39,877	82,751	76,889
Selling, occupancy and administration	16,086	13,808	31,639	26,914
Depreciation	1,730	1,517	3,317	2,911
Interest expense	1,702	1,516	3,362	2,883
Intangible asset amortization	936	756	1,717	1,557
(Gain)/loss on disposal of subsidiaries, property, equipment and other assets	(597)	65	(559)	9
Loss on write-off of trademarks	—	—	2,587	—
(Gain) on put option liability	—	(267)	—	(240)
Non-cash stock based compensation	1,701	1,258	3,315	2,220

	63,672	58,530	128,129	113,143

Net earnings before income taxes	18,559	15,625	33,451	29,889

Provision for income tax expense
Current	4,992	3,604	11,730	9,265
Future	1,976	1,912	507	1,611

	6,968	5,516	12,237	10,876

Net earnings	$11,591	$10,109	$21,214	$19,013

Earnings per share
Basic	$0.38	$0.34	$0.70	$0.65
Diluted	$0.35	$0.31	$0.64	$0.59
Weighted average shares outstanding — Basic (000’s)	30,189	29,326	30,102	29,326
Weighted average shares outstanding — Diluted (000’s)	34,905	33,930	34,711	33,632

(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

Hub International Limited

Consolidated Statements of Retained Earnings

For the six months ended June 30, 2004 and 2003

(in thousands of U.S. dollars)
(Unaudited)

	2004	2003

Retained earnings — Beginning of period	$62,356	$31,915
Net earnings	21,214	19,013
Dividends	(3,043)	(3,038)

Retained earnings — End of period	$80,527	$47,890

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months and six months ended June 30, 2004 and 2003

(in thousands of U.S. dollars)
(Unaudited)

	Second quarter		First six months

	2004	2003	2004	2003

OPERATING ACTIVITIES
Net earnings	$11,591	$10,109	$21,214	$19,013
Items not affecting working capital
Amortization and depreciation	2,666	2,273	5,034	4,468
(Gain)/loss on disposal of subsidiaries, property, equipment and other assets	(597)	65	(559)	9
Loss on write-off of trademarks	—	—	2,587	—
(Gain) on put option liability	—	(267)	—	(240)
Non-cash stock based compensation	1,701	1,258	3,315	2,220
Future income taxes	1,976	1,912	507	1,611
Non-cash working capital items
Trust cash	(10,373)	(6,154)	30	9,567
Accounts and other receivables	(60,051)	(44,801)	(8,773)	(6,834)
Prepaid expenses	(3,520)	(2,435)	(3,366)	(3,724)
Accounts payable and accrued liabilities	67,209	55,105	(2,925)	4,277
Other assets	128	(2,420)	256	(2,320)
Income taxes	(1,566)	(4,662)	(176)	(2,844)

Net cash flows from operating activities	9,164	9,983	17,144	25,203

INVESTING ACTIVITIES
Property and equipment — purchases	(1,465)	(1,458)	(2,850)	(3,036)
Property and equipment — proceeds on sale	14	20	81	27
Purchase of subsidiaries, net of cash received	(11,621)	(1,161)	(11,878)	(12,385)
Sale of subsidiaries	3,929	160	3,929	451
Other assets	(302)	(705)	255	(721)

Net cash flows used for investing activities	(9,445)	(3,144)	(10,463)	(15,664)

FINANCING ACTIVITIES
Long-term debt — advances	65,000	65,000	65,000	65,000
Long-term debt and capital leases — repayments	(3,680)	(50,597)	(4,690)	(51,313)
Share capital — issued for cash, net of issue costs	412	—	480	(32)
Dividends paid	(3,043)	(3,038)	(3,043)	(3,038)

Net cash flows from financing activities	58,689	11,365	57,747	10,617

Effect of exchange rate changes on cash and cash equivalents	(1,185)	1,651	(1,953)	2,280

Change in cash and cash equivalents	57,223	19,855	62,475	22,436
Cash and cash equivalents — Beginning of period	87,304	43,223	82,052	40,642

Cash and cash equivalents — End of period	$144,527	$63,078	$144,527	$63,078

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months and six months ended June 30, 2004 and 2003 (unaudited) (in thousands of U.S. dollars, except per share amounts or as otherwise indicated)

1.  Nature of Operations

Hub International Limited (the “Company”) is an international insurance brokerage that provides a variety of property and casualty, life and health, employee benefits, investment and risk management products and services. The Company’s shares are listed on both the New York Stock Exchange (NYSE: HBG) and the Toronto Stock Exchange (TSX: HBG).

2.  Summary of Significant Accounting Policies

The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (Canadian GAAP) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2003 as set out on pages 39 to 68 of the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. These interim consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2003. These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and, to the extent that they affect the Company, the differences are described in note 13 “Reconciliation to U.S. GAAP.” Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. The results of operations are not necessarily indicative of the operating results for the fiscal year or any future period.

3.  Recent Acquisitions

During the second quarter 2004, the Company purchased all of the issued and outstanding membership interests of Bush, Cotton and Scott, LLC, as well as the assets of one other insurance brokerage, both of which were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

	Acquisition Date

	April 1, 2004	May 1, 2004

	Bush,
	Cotton & Scott	Other	Total

Current assets	$4,702	$—	$4,702
Current liabilities	(4,803)	—	(4,803)
Property, equipment and other assets	96	8	104
Long-term debt and capital leases	(2,826)	—	(2,826)

Net assets (liabilities) at fair value	$(2,831)	$8	$(2,823)

Consideration
Cash	$10,368	$1,177	$11,545
Payable	1,016	544	1,560
Shares (at market value)	3,463	—	3,463

	$14,847	$1,721	$16,568

Goodwill	$10,013	$1,466	$11,479
Customer relationships	6,891	247	7,138
Non-competition covenants	774	—	774

	$17,678	$1,713	$19,391

Number of shares issued as consideration (000’s)	187	3	190

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 7

Of the goodwill acquired $11,092 is deductible for tax purposes including $187 associated with contingent consideration relating to prior period acquisitions.

Dispositions

During the second quarter of 2004, the Company sold assets and shares of certain insurance brokerages for approximately $4,699 resulting in a gain of approximately $632.

4.  Intangible Assets

As of June 30, 2004 and December 31, 2003 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of June 30, 2004			As of December 31, 2003

	Gross			Gross
	carrying	Accumulated		carrying	Accumulated
	amount	amortization	Total	amount	amortization	Total

Definite life intangible assets:
Customer relationships	$50,580	$7,130	$43,450	$43,422	$5,480	$37,942
Non-competition covenants	759	328	431	476	269	207
Trademarks	—	—	—	2,587	—	2,587

	51,339	7,458	43,881	46,485	5,749	40,736
Indefinite life intangible assets:
Non-competition covenants	2,657	—	2,657	2,167	—	2,167

Total	$53,996	$7,458	$46,538	$48,652	$5,749	$42,903

During the first quarter 2004 the Company adopted a strategic plan to make use of the “Hub” brand throughout the Company. Certain of the Company’s subsidiaries have decided to change their names and as a result the Company recognized a non-cash loss on the write-off of trademarks of $2,587, before income taxes.

Additions to intangible assets during the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003

Definite life intangible assets:
Customer relationships	$7,204	$582
Indefinite life intangible assets:
Non-competition covenants	781	67

Total	$7,985	$649

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets are reviewed annually for impairment. Once a non-competition covenant is triggered, following the departure of an employee from the Company, the Company’s policy is to amortize the related intangible asset over the period of the contractual obligation.

8 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 and the year ended December 31, 2003, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2002	$75,386	$206,326	$281,712
Goodwill acquired during 2003	535	7,654	8,189
Goodwill disposed during 2003	(478)	(197)	(675)
Cumulative translation adjustment	16,636	—	16,636

Balance as of December 31, 2003	92,079	213,783	305,862
Goodwill acquired during 2004	344	12,115	12,459
Goodwill disposed during 2004	(3,089)	—	(3,089)
Cumulative translation adjustment	(3,297)	—	(3,297)

Balance as of June 30, 2004	$86,037	$225,898	$311,935

For the three months and six months ended June 30, 2004, and 2003, amortization has been comprised of the following:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2004	2003	2004	2003

Customer relationships	$893	$721	$1,657	$1,502
Non-competition covenants	43	35	60	55

Total	$936	$756	$1,717	$1,557

The Company estimates the amortization charges for 2004 through 2008 for all acquisitions consummated to date will be:

	2004	2005	2006	2007	2008

Year ended December 31,
Customer relationships	$3,438	$3,553	$3,553	$3,553	$3,553
Non-competition covenants	206	164	80	79	3

Total	$3,644	$3,717	$3,633	$3,632	$3,556

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 9

5.  Debt

Long-term debt and capital leases

	June 30,	December 31,
	2004	2003

Series A Senior Notes, with interest at 5.71% (1)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Revolving U.S. Dollar LIBOR loan (2)	65,000	—
Term loan, interest only at 10%, due February 2007 (3)	7,500	7,500
Various other notes payable and debt (4)	4,863	5,649
Capital leases (4)	532	650

Long-term debt and capital leases	142,895	78,799
Less current portion	(2,428)	(3,362)

	$140,467	$75,437

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended June 30,
2005	$2,428
2006	1,699
2007	8,183
2008	68,557
2009	14,695
2010 and thereafter	47,333

$142,895

(1)	Senior Notes — As of June 30, 2004 the Company has $65 million aggregate principal amount of unsecured senior notes outstanding. The senior notes were issued in two series: Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010 and Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal due of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. dollar LIBOR Loan with the balance for general corporate purposes, which may include future acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At June 30, 2004, $65 million was outstanding under these senior notes. The Company is in compliance with all financial covenants governing these notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, in order to ensure that the Company pays a current market interest rate on that portion of its borrowings. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As of June 30, 2004, the Company estimated the fair value of the swap was $5.5 million, which is not recognized in these financial statements. Accordingly, $5.5 million is the estimated amount that the Company would need to pay to terminate the swap as of June 30, 2004.

(2)	Revolving U.S. dollar LIBOR loan — This facility was renegotiated in April 2004. Under the new terms, the unsecured facility totals $75 million, bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR, which was 1.37% and 1.12% at June 30, 2004 and December 31, 2003, respectively. The facility is

10 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

available on a revolving basis for one year and expires on April 22, 2005 however if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non- revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million and $NIL at June 30, 2004 and December 31, 2003, respectively. The Company is in compliance with all financial covenants governing this facility.

(3)	This term loan is from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduce the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement both the annual interest payments as well as the principal payment can be reduced to zero. Credits earned for the year ended December 31, 2003 reduced interest payments to zero from $750. It is not yet determinable if a credit has been earned for 2004. Interest on this loan totaled $188 and $375 for the three months and six months ended June 30, 2004 and 2003, respectively.

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at June 30, 2004 and December 31, 2003, respectively.

Demand U.S. dollar base rate loan

The Company has an undrawn $9 million facility which bears interest at the bank’s U.S. rate plus 50 basis points. Borrowings on the facility are repayable on demand.

Subordinated convertible debentures

In connection with the acquisition of Kaye Group Inc. (Kaye) on June 28, 2001, the Company issued $35 million aggregate principal amount, 8.5% convertible subordinated debentures (the Fairfax notes) due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. Fairfax owns approximately 26% of the Company’s outstanding common shares as of June 30, 2004. If converted, Fairfax would have owned approximately 33% of the Company’s outstanding common shares as of June 30, 2004.

6.  Commitments and Contingencies

(a)	In connection with the Company’s executive share purchase plan, under certain circumstances the Company may be obligated to purchase loans for officers and employees from a Canadian chartered bank totaling $4,103 and $4,513 as of June 30, 2004 and December 31, 2003, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 456,000 and 478,000 common shares as of June 30, 2004 and December 31, 2003, respectively, which have a market value of $8,688 and $8,105 as of June 30, 2004 and December 31, 2003, respectively. Interest on the loans in the amount of $45 and $80 for the three months ended June 30, 2004 and 2003, respectively, and $96 and $148 for the six months ended June 30, 2004 and 2003, respectively, was paid by the Company and is included in compensation expense.

(b)	In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2002 the Company issued 196,000 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of June 30, 2004, 63,000 shares have been released from escrow.

In connection with various other acquisitions completed through June 30, 2004, the Company may be obligated to pay contingent consideration of approximately $8.8 million cash and $3.1 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 11

are payable on various dates through April 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at June 30, 2004, the financial statements reflect a liability to pay cash of $1.0 million and to issue common shares valued at approximately $0.9 million as of June 30, 2004.

(c)	In April 2004, Kaye Insurance Associates, Inc. (“Kaye Insurance”), a subsidiary of the Company, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. Kaye Insurance has a practice of disclosing such agreements to its clients, including on its invoices to clients and on its web site. In addition, the Company discloses the arrangements in its public filings. The Company is fully cooperating with this inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, the Company’s revenue and profitability may be materially adversely affected.

(d)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

7.  Shareholders’ Equity

Share capital

At June 30, 2004 and December 31, 2003, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At June 30, 2004 and December 31, 2003, there were an unlimited number of common shares authorized, of which 30,358 and 30,143 were issued and outstanding as at June 30, 2004 and December 31, 2003, respectively.

	Common Shares
	Outstanding

	(000’s)	Amount

Balance, December 31, 2003	30,143	$254,845
Shares issued	137	2,524
Repurchases of executive share purchase plan shares, net of loan cancellations	1	21
Shares issued for contingent consideration	45	765
Cancellation of shares	(2)	(26)
Stock options exercised	32	482
Restricted share units exercised	2	27

Balance, June 30, 2004	30,358	$258,638

12 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

Issuable shares

	Common Shares

	(000’s)	Amount

Balance, December 31, 2003	43	$721
Issued	(45)	(765)
Issuable for contingent consideration	53	984

Balance, June 30, 2004	51	$940

Contributed surplus

Amount

Balance, December 31, 2003	$4,806
Non-cash stock based compensation	4,693
Other	90

Balance, June 30, 2004	$9,589

Cumulative translation account

Amount

Balance December 31, 2003	$20,062
Translation of self-sustaining foreign operations	(3,671)
Translation of debt financing of self-sustaining foreign operations	29

Balance, June 30, 2004	$16,420

8.  Equity Incentive Plan

A summary of the stock option activity and related information for the six months ended June 30, 2004 consists of the following:

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2003	1,498	$15.64
Granted	—	$—
Exercised	(32)	$15.02
Forfeited	(3)	$15.67

Balance, June 30, 2004	1,463	$15.49

The following table summarizes information about the stock options outstanding at:

	June 30, 2004			December 31, 2003

	Number	Weighted-average	Number	Number	Weighted-average	Number
	outstanding	remaining	exercisable	outstanding	remaining	exercisable
	(000’s)	contractual life	(000’s)	(000’s)	contractual life	(000’s)
Exercise price
$15.67	1,207	4.96 years	814	1,230	5.43 years	417
$13.79	256	5.67 years	85	268	6.08 years	6

	1,463	5.05 years	899	1,498	5.55 years	423

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 13

Non-cash stock based compensation related to stock options of $1,701 and $1,258 for the three months ended June 30, 2004 and 2003, respectively, and $3,315 and $2,220 for the six months ended June 30, 2004 and 2003, respectively, was expensed with offsetting credits to contributed surplus. The Company recognizes the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.

Non-cash stock based compensation for the three months and six months ended June 30, 2004 and 2003 is comprised of the following:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2004	2003	2004	2003

Non-cash stock based compensation:
Stock options granted June 2002	$510	$555	$1,001	$1,064
Stock options granted February 2003	128	110	230	214
Stock based compensation granted for 2003 bonuses	634	381	1,267	730
Restricted share units	429	212	817	212

	$1,701	$1,258	$3,315	$2,220

14 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

9.  Earnings Per Share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Certain stock options under the equity incentive plan in which the average market price exceeds the exercise price of the Company’s common shares for the period that the options were outstanding were dilutive for the six months ended June 30, 2004 and were included in the calculation of diluted earnings per share. Earnings per common share have been calculated as follows:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net earnings (numerator)	$11,591	$10,109	$21,214	$19,013
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	475	472	950	943
Dividends in lieu of restricted share units	65	40	65	40

Net earnings plus assumed conversions (numerator)	$12,131	$10,621	$22,229	$19,996

Weighted average shares outstanding — Basic (denominator)	30,189	29,326	30,102	29,326
Effect of dilutive securities:
8.5% subordinated convertible debentures	2,731	3,040	2,705	3,210
Stock options	1,153	28	1,142	18
Put options	—	730	—	730
Restricted share units	649	610	615	152
Retractable shares	133	196	133	196
Issuable shares	50	—	14	—

Weighted average shares outstanding — Diluted (denominator)	34,905	33,930	34,711	33,632

Earnings per common share:
Basic	$0.38	$0.34	$0.70	$0.65
Diluted	$0.35	$0.31	$0.64	$0.59

10. Interest and Income Taxes Paid

Interest and income taxes paid for the three months and six months ended June 30, 2004 and 2003 were:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2004	2003	2004	2003

Interest paid	$2,844	$523	$3,005	$1,055
Income taxes paid	$6,464	$7,328	$11,845	$11,772

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

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 15

segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended June 30,

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$31,455	$50,734	$82,189	$29,541	$44,728	$74,269
Corporate	5,152	475	5,627	4,891	477	5,368
Elimination of intra-segment revenue	(5,078)	(507)	(5,585)	(4,949)	(533)	(5,482)

	$31,529	$50,702	$82,231	$29,483	$44,672	$74,155

Net earnings (loss) before income taxes
Brokerage	$8,003	$12,536	$20,539	$5,656	$11,200	$16,856
Corporate	492	(2,472)	(1,980)	1,812	(3,043)	(1,231)

	$8,495	$10,064	$18,559	$7,468	$8,157	$15,625

Income tax expense (benefit) — current
Brokerage	$2,848	$3,298	$6,146	$2,384	$2,347	$4,731
Corporate	(180)	(974)	(1,154)	(82)	(1,045)	(1,127)

	$2,668	$2,324	$4,992	$2,302	$1,302	$3,604

Income tax expense (benefit) — future
Brokerage	$(357)	$2,173	$1,816	$(356)	$2,036	$1,680
Corporate	150	10	160	230	2	232

	$(207)	$2,183	$1,976	$(126)	$2,038	$1,912

Net earnings (loss)
Brokerage	$5,512	$7,065	$12,577	$3,628	$6,817	$10,445
Corporate	522	(1,508)	(986)	1,664	(2,000)	(336)

	$6,034	$5,557	$11,591	$5,292	$4,817	$10,109

Amortization of intangible assets	$28	$908	$936	$17	$739	$756
Additions to property and equipment	$434	$1,123	$1,557	$610	$932	$1,542
Depreciation	$628	$1,102	$1,730	$547	$970	$1,517
Interest income	$204	$192	$396	$178	$173	$351
Interest expense	$1,441	$261	$1,702	$1,215	$301	$1,516

16 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

	For the six months ended June 30,

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$61,924	$99,510	$161,434	$53,105	$90,020	$143,125
Corporate	10,636	1,028	11,664	10,541	1,012	11,553
Elimination of intra-segment revenue	(10,466)	(1,052)	(11,518)	(10,565)	(1,081)	(11,646)

	$62,094	$99,486	$161,580	$53,081	$89,951	$143,032

Net earnings (loss) before income taxes
Brokerage	$14,380	$23,529	$37,909	$7,605	$24,195	$31,800
Corporate	1,706	(6,164)	(4,458)	4,324	(6,235)	(1,911)

	$16,086	$17,365	$33,451	$11,929	$17,960	$29,889

Income tax expense (benefit) — current
Brokerage	$5,125	$9,123	$14,248	$3,052	$8,118	$11,170
Corporate	(113)	(2,405)	(2,518)	382	(2,287)	(1,905)

	$5,012	$6,718	$11,730	$3,434	$5,831	$9,265

Income tax expense (benefit) — future
Brokerage	$(404)	$811	$407	$(203)	$1,476	$1,273
Corporate	89	11	100	211	127	338

	$(315)	$822	$507	$8	$1,603	$1,611

Net earnings (loss)
Brokerage	$9,659	$13,595	$23,254	$4,756	$14,601	$19,357
Corporate	1,730	(3,770)	(2,040)	3,731	(4,075)	(344)

	$11,389	$9,825	$21,214	$8,487	$10,526	$19,013

Amortization of intangible assets	$55	$1,662	$1,717	$28	$1,529	$1,557
Additions to property and equipment	$947	$2,006	$2,953	$1,610	$1,206	$2,816
Depreciation	$1,270	$2,047	$3,317	$1,029	$1,882	$2,911
Interest income	$501	$357	$858	$364	$415	$779
Interest expense	$2,834	$528	$3,362	$2,274	$609	$2,883

	As of June 30, 2004 and December 31, 2003

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$171,058	$477,244	$648,302	$176,653	$442,517	$619,170
Corporate	39,387	100,769	140,156	65,316	16,117	81,433

	$210,445	$578,013	$788,458	$241,969	$458,634	$700,603

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 17

12. Related Party Transactions

In the three months and six months ended June 30, 2004 and 2003, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2004	2003	2004	2003

Northbridge Financial Corporation	$6,493	$3,203	$10,951	$6,622
Crum & Forster Holdings, Inc.	176	614	359	831
Fairfax Inc.	1,158	2,169	2,590	4,263

	7,827	5,986	13,900	11,716
Old Lyme Insurance Company, Ltd (“OLIC”)	231	—	231	—

	$8,058	$5,986	$14,131	$11,716

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,579 and $16,420 respectively, at June 30, 2004 and $3,185 and $17,999 respectively, at December 31, 2003. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies listed above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of June 30, 2004. Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, purchased OLIC from Fairfax during the second quarter 2004.

As of June 30, 2004 and December 31, 2003 subordinated convertible debentures of $35,000 were held by certain subsidiaries of Fairfax.

During the three months and six months ended June 30, 2004 and 2003, the Company incurred expenses related to rental of premises from related parties in the amount of $446 and $876 for 2004 and $510 and $996 for the respective periods in 2003. At June 30, 2004 and December 31, 2003 the Company also had receivables due from related parties in the amount of $2,777 and $3,530, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these accounts receivable, as of June 30, 2004 and December 31, 2003, $1,834 and $1,918, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. As collateral, the employees have pledged 146,000 and 153,000 common shares as of June 30, 2004 and December 31, 2003, respectively, which have a market value of $2,785 and $2,590 as of June 30, 2004 and December 31, 2003, respectively.

13. Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

18 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

Net earnings and comprehensive income

The table below presents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the three months and six months ended June 30, 2004 and 2003:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2004	2003	2004	2003

Net earnings for the period based on Canadian GAAP	$11,591	$10,109	$21,214	$19,013
Adjustment to put option liability (2)	—	(234)	—	(275)

Net earnings for the period based on U.S. GAAP (3)	$11,591	$9,875	$21,214	$18,738
Other comprehensive income: (4)
Unrealized gain (loss), net of tax of $(17) — Q2/04, $(32) — Q2/03, $(40) — Q2/04 YTD, $22 — Q2/03 YTD	27	50	62	(35)
Reclassification adjustment, net of tax of $NIL — Q2/04, $49 — Q2/03, $NIL — Q2/04 YTD, $49 — Q2/03 YTD	—	(78)	—	(78)
Foreign currency translation adjustment	(2,350)	9,135	(3,642)	16,533

Comprehensive income based on U.S. GAAP (4)	$9,268	$18,982	$17,634	$35,158

Basic earnings per share based on U.S. GAAP	$0.38	$0.34	$0.70	$0.64
Diluted earnings per share based on U.S. GAAP	$0.35	$0.30	$0.64	$0.59

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003

Shareholders’ equity based on Canadian GAAP	$366,114	$342,790
Adjustment to investment held for sale (1)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain net of tax of $(101) — 2004, $(56) — 2003	159	90

Shareholders’ equity based on U.S. GAAP (3)	$364,557	$341,164

(1)	Under Canadian GAAP, an investment held for sale is recorded at its cost. No further adjustments are made to the carrying value of the investment until it is sold at which time a gain or loss is recorded equal to the difference between the sale proceeds and its carrying value. Interest on debt financing the purchase of an investment is charged to income as accrued.

Under U.S. GAAP, an investment held for sale is recorded at its fair market value. The carrying value of the investment is adjusted for increases in fair value due to changes in its U.S. GAAP net asset value and interest accretion. Interest on debt financing the purchase of an investment is debited to its carrying value and does not impact earnings. The difference between the carrying value of the investment and the sale proceeds is reflected as an adjustment to goodwill with no gain or loss recorded in income.

The adjustment to shareholders’ equity of $1,716 above reflects the differences described above related to the Company’s investment and subsequent sale of certain insurance companies acquired as part of the 2001 acquisition of Kaye Group Inc.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 19

(2)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with the Flanagan acquisition on May 31, 2001 was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition date are included in earnings. Under U.S. GAAP prior to July 1, 2003, the fair value of the share consideration and the attached put options was initially recorded in equity and the redemption value of the shares to which the put options are attached was reclassified as mezzanine equity outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. Only July 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments meeting certain criteria as liabilities (or assets in some circumstances) rather than equity. As a result of the adoption of this new standard the Company changed its accounting policy with respect to the financial instruments issued in connection with the Flanagan acquisition. Effective July 1, 2003, the Company remeasured the fair value of the put options (using the Black-Scholes model) and classified this amount as liability. Amounts previously classified as mezzanine equity were reclassified as shareholders’ equity. The difference between the estimated fair value of the put options as at July 1, 2003 and May 31, 2001 was reported as a cumulative adjustment to net earnings under U.S. GAAP. Comparative financial statements were not restated. Under U.S. GAAP, changes in the estimated fair value of the put options are included in earnings.

Also under U.S. GAAP, the fair value of the put options at the date of issuance was also recorded as a debit and credit to shareholders’ equity, representing an unearned compensation expense, as the put options require the selling shareholders to remain employed by the Company in order to be able to exercise the put options. Compensation expense was recognized using the straight-line method over the period from the issue date to the exercise date.

As part of the negotiations of contingent consideration the former owners of certain 2001 acquisitions agreed to relinquish their rights to put options on 730,000 common shares at December 31, 2003 and on 1,423,000 common shares at December 31, 2002. Accordingly at June 30, 2004 no put options were outstanding on our common shares.

(3)	The condensed consolidated statements of earnings and cash flows for the three months and six months ended June 30, 2004 and 2003 and the condensed consolidated balance sheets as at June 30, 2004 and December 31, 2003 under U.S. GAAP are as follows:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2004	2003	2004	2003

Condensed consolidated statements of earnings:
Revenue	$82,231	$74,155	$161,580	$143,032
Net earnings before income taxes	$18,558	$15,293	$33,450	$29,525
Net earnings	$11,591	$9,875	$21,214	$18,738
Condensed consolidated statements of cash flows:
Cash provided by operating activities	$9,164	$9,988	$17,144	$25,203
Cash used in investing activities	$(9,445)	$(3,144)	$(10,463)	$(15,664)
Cash provided by financing activities	$58,689	$11,360	$57,747	$10,617
Effect of exchange rate changes on cash and cash equivalents	$(1,185)	$1,651	$(1,953)	$2,280

20 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

	June 30,	December 31,
	2004	2003

Condensed consolidated balance sheets:
Total current assets	$392,850	$314,396
Total assets (5)	$781,487	$696,440
Total current liabilities	$231,994	$233,448
Total liabilities (5)	$416,930	$355,276
Total shareholders’ equity	$364,557	$341,164

(4)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(5)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $5.5 million, is not recognized in the Company’s Canadian GAAP financial statements. Under US GAAP, the Company has designated the swap transaction as a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

14. Subsequent Event

On July 1, 2004 the Company purchased Talbot Financial Corporation, (“Talbot”) based in New Mexico at a cost of $90 million in cash. The Company purchased all of the common shares of Satellite Acquisition Corporation, (“Satellite”) a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation for $90 million in cash. The Company will purchase Talbot management’s special shares of Satellite over the next three years, using a combination of both restricted and unrestricted common shares of the Company. Payments will be made on September 30, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payments to management will be recorded by the Company as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. Based on Talbot’s pro forma financial performance through the first half of 2004 and further improvements anticipated through 2006, the Company anticipates earnout payments in the $45-$50 million range.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q. Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they affect us are described in Note 13 to our unaudited consolidated financial statements.

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

We anticipate that increases in revenue, higher revenue per employee, expense control and more advantageous commission arrangements with insurance companies will be instrumental in our margin expansion efforts.

As of June 30, 2004, our operations included 11 regional “hub” brokerages — six in the United States (including Bush, Cotton & Scott, LLC, based in Washington, acquired in April 2004) and five in Canada — and more than 150 offices staffed by approximately 2,500 people. Our strategic plan calls for the addition of approximately nine additional U.S. hubs to extend our geographic footprint. Brokerages large enough to be considered hubs will generally have annual revenue in excess of $10 million. In addition to larger, “hub” acquisitions by the parent corporation, each regional hub is tasked with pursuing smaller, fold-in acquisitions that either expand its geographic penetration or add new specialization or expertise to the regional operation.

In accordance with our strategic plan, on July 1, 2004 we purchased Talbot Financial Corporation, (“Talbot”) based in New Mexico at cost of $90 million in cash. We purchased all of the common shares of Satellite Acquisition Corporation, (“Satellite”) a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation for $90 million in cash. We will purchase Talbot management’s special shares of Satellite over the next three years, using a combination of both our restricted and unrestricted common shares. Payments will be made on September 30, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month period ending December 31, 2004, 2005 and 2006, respectively. The contingent payments to management will be recorded by us as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. Based on Talbot’s pro forma financial performance through the first half of 2004 and further improvements anticipated through 2006, we anticipate earnout payments in the $45-$50 million range.

We generally acquire larger “hub” brokerages for a combination of cash and shares. Although there are variations in the purchase terms for each hub, our goal is to pay 30% - 70% of the “hub” purchase price in our common shares, while setting escrow periods of up to 10 years for the sellers to hold these shares. We believe the use of escrowed stock in major acquisitions creates increased alignment of interests between senior managers and the public shareholders of the corporation. We have paid all cash for the acquisition of certain brokerages, and may pay an all cash purchase price for brokerages in the future. As of June 30, 2004, senior managers of the company and its hubs owned approximately 2,195,911 shares, or 6.6%, of shares outstanding, while all employees as a group held approximately 8,260,931 shares, or 24.8%, of total shares outstanding.

22 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

We have acquired 97 brokerages in Canada and the United States, with substantially all of our large acquisitions focused in the United States over the past four years. Accordingly, our revenue base has shifted increasingly to the United States. United States revenue has grown to 62% of our total in the second quarter 2004 from 13% in the second quarter 2000, reflecting primarily acquisition growth but also organic growth. Organic growth is similar to the same-store-sales calculation used by retailers. It includes revenue growth from operations included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.

We have a diverse mix of products, services, insurer relationships and distribution channels, and as a result, our revenue and profitability levels are not usually highly susceptible to major changes related to a single product or service. However, general economic trends may influence both overall insurance rates, commissions and availability or costs of individual types of coverage, which in turn may affect our revenue and profitability levels.

During the 1990s, for example, insurance rates were generally considered low, or “soft,” as insurance companies sought to maximize the flow of premium dollars that they could invest profitably in a rising stock market and in other investments. Beginning in 2000, as return on investment began to shrink, insurance rates began to rise, or “harden,” at a pace that accelerated rapidly after the terrorist attacks of September 11, 2001. During the two years after September 11, 2001, premium rates remained firm for most types of coverage, rising 10% to 15% per year in many cases. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During the first six months of 2004 Canadian and U.S. markets both softened. However, rates for certain types of coverage continued to experience increases. Looking toward the remainder of 2004, we anticipate some continued softening in the U.S. and Canadian markets as the year progresses.

For us, as for other brokers, rising rates can present both positive and negative effects. Rising premiums usually yield stronger commission levels, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to rising rates by reducing total coverage, often by raising deductibles, reducing limits of coverage, or by leaving some risks uninsured. Conversely, softening premium rates typically yield lower commissions, that may, however, be offset if the insurance buyer increases coverage levels. In addition, a weak economic environment often leads to lower sales and employee headcounts at client companies, leading in turn to reduced demand for employee benefits, liability and other types of coverage tied to business activity levels. Our ability to achieve organic revenue growth is not solely dependent on rising or declining rates, but results from a more complex mixture of general economic growth, access to coverage from insurers and marketing/ sales expertise.

Our total revenue increased $8.1 million, or 11%, to $82.2 million for the quarter. Of this increase, $3.8 million was attributable to acquisitions and $4.3 million was attributable to organic growth. Of our total organic growth of 6%, one percentage point resulted from the strengthening of the Canadian dollar in the second quarter 2004. During the second quarter of 2004, we acquired two insurance brokerages, including Bush, Cotton & Scott, LLC. Total annual revenue of these brokerages for 2003 was $9.7 million.

Results of Operations

Three months ended June 30, 2004 compared with three months ended June 30, 2003

Revenue

We achieved growth in revenue and profitability in the second quarter 2004. We benefited from strong organic growth rates at most hubs and contributions from brokerages acquired in 2003. As a result of these and other factors, we reported an 11% revenue increase to $82.2 million in the second quarter 2004, while net earnings increased 15% to $11.6 million from $10.1 million. Diluted earnings per share increased 13% to $0.35 from $0.31.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 23

The table below shows a breakdown of our revenue by segment and type for the three months ended June 30, 2004 including organic growth:

	Revenue

	Second
	Quarter				Adjustment
					for
(in thousands of U.S. dollars,			Total Net	Total Net	(Acquisitions)	Organic	Organic
except percentages)	2004	2003	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$76,960	$69,442	$7,518	11%	$(3,418)	$4,100	6%
Contingent Commissions and Volume Overrides	3,038	2,889	149	5%	(64)	85	3%
Other Income	2,233	1,824	409	22%	(299)	110	6%

Total	$82,231	$74,155	$8,076	11%	$(3,781)	$4,295	6%

U.S.
Commission Income	$46,843	$41,307	$5,536	13%	$(3,892)	$1,644	4%
Contingent Commissions and Volume Overrides	2,189	2,195	(6)	—%	(64)	(70)	(3)%
Other Income	1,670	1,170	500	43%	(318)	182	16%

Total	$50,702	$44,672	$6,030	14%	$(4,274)	$1,756	4%

Canada
Commission Income	$30,117	$28,135	$1,982	7%	$474	$2,456	9%
Contingent Commissions and Volume Overrides	849	694	155	22%	—	155	22%
Other Income	563	654	(91)	(14)%	19	(72)	(11)%

Total	$31,529	$29,483	$2,046	7%	$493	$2,539	9%

Of the $8.1 million in new revenue we reported, $3.8 million, or 47%, reflected growth through acquisition, while $4.3 million, or 53%, resulted from organic growth. By comparison, acquired brokerages added $9.3 million, or 55%, of second quarter 2003 sales growth, while organic growth contributed $7.5 million, or 45%, of our revenue increases. We expect future growth to shift increasingly to acquisition growth as we complete acquisitions in 2004. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the second quarter 2004, the rise of the Canadian dollar versus the U.S. dollar contributed one percentage point of our 6% organic growth rate in revenue.

Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 94% of our revenue base in the second quarter 2004. In addition to these “core” commissions, the company derives revenue from:

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

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the second quarter 2004 and 2003 results included a number of factors that complicate direct

24 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

comparisons. The following chart shows the net earnings and diluted earnings per share impact that currency exchange rates had during second quarter in 2004 and 2003 to increase investor understanding.

(in thousands of U.S. dollars, except per share amounts)	Net Earnings	Diluted EPS

June 30, 2004 reported net earnings (Canadian GAAP)	$11,591	$0.35
Impact of foreign exchange	(172)	—

Adjusted June 30, 2004 results	$11,419	$0.35

June 30, 2003 reported net earnings (Canadian GAAP)	$10,109	$0.31
Impact of foreign exchange	(578)	(0.02)

Adjusted June 30, 2003 results	$9,531	$0.29

As shown above, we benefited less from a stronger Canadian dollar in the second quarter 2004 as compared to 2003. The impact of foreign exchange on second quarter 2004 earnings generated an increase of $0.2 million as compared to an increase of $0.6 million in the second quarter 2003. Excluding the effects of changes in currency exchange rates, adjusted net earnings would have increased 20% in second quarter 2004, versus a 15% increase in reported net earnings, and adjusted diluted earnings per share would have increased 21% in second quarter 2004, versus a 13% increase in reported diluted earnings per share.

Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the second quarter 2004, the strength of the Canadian dollar versus the U.S. dollar had a less positive impact on our results than in the second quarter 2003. Any decline in the Canadian dollar relative to the U.S. dollar would have a negative effect on our results. See “Market Risk”.

           U.S. Results

U.S. revenue grew 14% to $50.7 million, or 62% of consolidated revenue, in the second quarter 2004 as compared to 2003, due to both acquisitions and organic growth. Acquisitions added $4.3 million to revenue – 71% of the increase while organic growth provided $1.8 million, or 29% of revenue growth. Our U.S. operations posted an organic growth rate of 4% in the second quarter 2004, a 33% decrease from 6% in the second quarter 2003, reflecting some softening of premium rates for property and casualty coverage. Core commission income increased 13%, while contingent commissions remained constant.

           Canadian Results

Canadian revenue grew 7% to $31.5 million, or 38% of consolidated revenue, in the second quarter 2004 as compared to 2003, primarily as a result of strong organic growth as well as a strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 9%, of which three percentage points reflected a stronger Canadian dollar. Net dispositions lowered revenue by $0.5 million reflecting the sale of certain fold-ins acquired in prior years. Canadian premium rates have started to soften and we expect them to continue softening for the remainder of 2004. Because Canadian revenue includes a lower percentage of commercial business and more personal lines, any acceleration in economic growth that adds to employee payrolls is not expected to have as strong a benefit in Canada as in the United States. Our strong relationships with and access to insurers in Canada continued to prove to be an important competitive advantage in the second quarter of 2004, leading to increased sales to clients who were unable to obtain coverage from other sources. Canadian operations also benefited from an increase in contingent commissions and volume overrides, which grew 22% in the second quarter 2004, versus a decrease of 26% in the second quarter 2003.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 25

Compensation Expense

Cash compensation in the second quarter 2004 increased 6% to $42.1 million from $39.9 million, while non-cash stock based compensation grew 35% to $1.7 million from $1.3 million in the second quarter 2003. As a percentage of revenue, cash compensation expense decreased to 51% from 54% a year earlier, benefiting from both expense control and previously reported changes in Hub’s management bonus plan. The increase in non-cash stock based compensation expense reflected the amortization of restricted share units granted in the first quarter 2004 as part of the change in the Company’s management bonus plan.

Compensation Comparison

For the three months ended June 30,
($ in thousands)

				% of
				Revenue

	2004	2003	% Change	2004	2003

Compensation (cash)	$42,114	$39,877	6%	51%	54%
Non-cash stock based compensation	1,701	1,258	35%	2%	2%

Total	$43,815	$41,135	7%	53%	56%

Our non-cash stock based compensation includes stock options and restricted share units for senior employees. In response to investor interest in the true impact of these costs, we began recognizing the expense of non-cash stock based compensation during 2003. Options vest evenly over three years and expire seven years from issuance. Shares derived from the options are held in escrow for a period of five years from the date the options are granted, subject to early release in certain circumstances. Restricted share units vest over periods ranging from 48 months to 95 months. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each quarter related to stock options will vary with respect to exercise and forfeiture of options.

In total, as of June 30, 2004, we had issued and outstanding approximately 1.5 million stock options at a weighted average exercise price of $15.49. Our closing share price on the New York Stock Exchange was $19.09 on June 30, 2004.

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 17% to $16.1 million in the second quarter 2004 as compared to 2003. As a percentage of revenue, selling, occupancy and administration expense increased slightly to 20%, versus 19% in the second quarter 2003.

Depreciation

Depreciation remained consistent at 2% of revenue in the second quarter 2004 and 2003.

Interest Expense

Interest expense increased 12% to $1.7 million from $1.5 million in the second quarter 2004 as compared to 2003, primarily as a result of higher debt levels, partially offset by the benefits of an interest rate swap that was entered into during the third quarter of 2003. The interest rate swap effectively converted $65 million of fixed interest rate senior notes into floating rate instruments, reducing interest expense on the senior notes by $0.3 million in the second quarter 2004.

26 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

Intangible Asset Amortization

Intangible asset amortization increased 23% to $0.9 million in the second quarter 2004. As a percentage of revenue this expense remained unchanged at 1%.

Gain/loss on Disposal of Subsidiaries, Property, Equipment and Other Assets

The second quarter of 2004 included gains of $0.6 million on the sale of the assets and shares of certain brokerages compared with a loss of $0.1 million on the sale of investments and assets of certain brokerages for the same prior year period.

Provision for Income Tax Expense

Our effective tax rate increased in the second quarter 2004 to 37.5% from 35.3%. The prior year tax rate was lower for the quarter as a result of adjustments made in the second quarter 2003 to reflect actual taxes paid versus amounts previously accrued. The tax rate of 37.5% for the second quarter 2004 is in line with the company’s previous guidance of 36% to 39%.

Net Earnings and Earnings Per Share

Our net earnings increased 15% to $11.6 million in the second quarter 2004, primarily as a result of growth in revenue. As a percentage of revenue, net earnings remained constant at 14%. Diluted earnings per share increased 13% to $0.35.

As shown in the table on page 25, net earnings increased $0.2 million as a result of the Canadian dollar strengthening versus the U.S. dollar in the second quarter 2004. In the second quarter 2003, net earnings increased $0.6 million or $0.02 per diluted share due to foreign exchange rates. Excluding this effect, our diluted earnings per share would have increased $0.06 to $0.35 in the second quarter of 2004 from $0.29 in the second quarter of 2003 on a comparable basis.

Results of Operations

Six months ended June 30, 2004 compared with six months ended June 30, 2003

Revenue

We achieved growth in revenue and profitability in the first six months of 2004. We benefited from strong organic growth rates at most hubs, contributions from brokerages acquired in the last 12 months and a strengthening Canadian dollar compared to the U.S. dollar.

As a result of these and other factors, we reported a 13% revenue increase to $161.6 million in the first six months of 2004, while net earnings increased 12% to $21.2 million. Diluted earnings per share increased 8% to $0.64 from $0.59.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 27

The table below shows a breakdown of our revenue by segment and type for the six months ended June 30, 2004 including organic growth:

	Revenue
					Adjustment
					for
(in thousands of U.S. dollars, except per share	First Six Months		Total Net	Total Net	(Acquisitions)	Organic	Organic
amounts)	2004	2003	Changes($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$138,589	$123,983	$14,606	12%	$(4,704)	$9,902	8%
Contingent
Commissions and Volume Overrides	18,075	15,266	2,809	18%	(65)	2,744	18%
Other Income	4,916	3,783	1,133	30%	(681)	452	12%

Total	$161,580	$143,032	$18,548	13%	$(5,450)	$13,098	9%

U.S.
Commission Income	$83,935	$76,293	$7,642	10%	$(5,091)	$2,551	3%
Contingent
Commissions and Volume Overrides	11,832	10,995	837	8%	(65)	772	7%
Other Income	3,719	2,663	1,056	40%	(695)	361	14%

Total	$99,486	$89,951	$9,535	11%	$(5,851)	$3,684	4%

Canada
Commission Income	$54,654	$47,690	$6,964	15%	$387	$7,351	15%
Contingent
Commissions and Volume Overrides	6,243	4,271	1,972	46%	—	1,972	46%
Other Income	1,197	1,120	77	7%	14	91	8%

Total	$62,094	$53,081	$9,013	17%	$401	$9,414	18%

Of the $18.5 million in new revenue we reported, $5.4 million, or 29%, reflected growth through acquisition, while $13.1 million, or 71%, resulted from organic growth. By comparison, acquired brokerages added $21.4 million, or 59%, of the first six months 2003 sales growth, while organic growth contributed $14.9 million, or 41%, of our revenue increases. We expect future growth to shift increasingly to acquisition growth as we complete acquisitions in 2004. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the first six months the rise of the Canadian dollar versus the U.S. dollar contributed three percentage points of our 9% organic growth rate in revenue.

Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 86% of our revenue base in the first six months 2004. Core commissions expressed as a percentage of revenue are anticipated to be lower in the first six months of 2004 because typically we earn the majority of our contingent commissions and volume overrides early in the year as they are based on prior year performance. For the year ended December 31, 2003, commission income provided approximately 91% of our revenue base.

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the first six months 2004 and 2003 results included a number of factors that complicate direct

28 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

comparisons. The following chart shows the net earnings and diluted earnings per share impact that several of these factors had during first six months in 2004 and 2003 to increase investor understanding.

(in thousands of U.S. dollars, except per share amounts)	Net Earnings	Diluted EPS

June 30, 2004 reported net earnings (Canadian GAAP)	$21,214	$0.64
Impact of foreign exchange	(831)	(0.03)
Impact of write-off of trademarks	1,656	0.05
Impact of non-cash stock based compensation	2,440	0.07

Adjusted June 30, 2004 results	$24,479	$0.73

June 30, 2003 reported net earnings (Canadian GAAP)	$19,013	$0.59
Impact of foreign exchange	(712)	(0.02)
Impact of non-cash stock based compensation	1,755	0.05

Adjusted June 30, 2003 results	$20,056	$0.62

As shown above, we benefited slightly more from a stronger Canadian dollar in the first six months 2004 as compared to 2003. The impact of foreign exchange on the first six months 2004 earnings generated an increase of $0.8 million as compared to an increase of $0.7 million in 2003. Also, 2004 included the write-off of trademarks of $1.7 million, after tax. This non-cash expense was incurred as a result of certain of our subsidiaries having decided to change their names. In addition, non-cash stock based compensation after tax increased 39% to $2.4 million for the first six months of 2004 as compared to $1.8 million in 2003, as a result of additional grants of stock based compensation in 2004 and 2003. Excluding the effects of these items, adjusted net earnings would have increased 22% in the first six months of 2004, versus a 12% increase in reported net earnings, and adjusted diluted earnings per share would have increased 18% in the first six months of 2004, versus an 8% increase in reported diluted earnings per share.

Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the first six months 2004, the strength of the Canadian dollar versus the U.S. dollar had a more positive impact on our results than in the first six months 2003. Any decline in the Canadian dollar relative to the US dollar would have a negative effect on our results. See “Market Risk”.

           U.S. Results

U.S. revenue grew 11% to $99.5 million, or 62% of consolidated revenue, in the first six months 2004 as compared to 2003, due to both the contributions of operations acquired in the prior 12 months and organic growth. Acquisitions added $5.8 million to revenue – 61% of the increase while organic growth provided $3.7 million, or 39% of revenue growth. Our U.S. operations posted an organic growth rate of 4% in the first six months 2004, a 56% decrease from 9% in the first six months 2003. Core commission income increased 10%, while contingent commissions and volume overrides grew 8%.

During the first six months 2004, the U.S. market experienced some softening of premium rates for property and casualty coverage. However, rates for liability, health and other types of coverage continue to experience increases. Hard insurance pricing in 2003 contributed strongly to a significant increase in contingent profitability income received from insurers in 2004, based on 2003 results.

           Canadian Results

Canadian revenue grew 17% to $62.1 million, or 38% of consolidated revenue, in the first six months 2004 as compared to 2003, primarily as a result of a strengthening of the Canadian dollar against the U.S. dollar as well as strong organic growth. Canadian brokerages posted organic growth of 18%, of which nine percentage points

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 29

reflected a stronger Canadian dollar. Net dispositions lowered revenue by $0.4 million reflecting the sale of certain fold-ins acquired in prior years. Canadian premium rates have started to soften and we expect them to continue softening for the remainder of 2004. Because Canadian revenue includes a lower percentage of commercial business and more personal lines, any acceleration in economic growth that adds to employee payrolls is not expected to have as strong a benefit in Canada as in the United States. Our strong relationships with and access to insurers in Canada proved to be an important competitive advantage in the first six months of 2004, leading to increased sales to clients who were unable to obtain coverage from other sources. In addition, Canadian operations benefited strongly from an increase in contingent commissions and volume overrides, which grew 46% in the first six months 2004, versus a 21% growth rate in first six months 2003.

Compensation Expense

Cash compensation expense for the six months 2004 increased 8% to $82.8 million from $76.9 million, while non-cash stock based compensation grew 49% to $3.3 million from $2.2 million in the first six months 2003. As a percentage of revenue, cash compensation expense decreased to 51% from 54% a year earlier, reflecting the benefits of higher contingent payments, which do not have payroll cost associated with them, and changes to the Company’s management bonus plan.

Compensation Comparison

For the six months ended June 30,
($ in thousands)

				% of Revenue

	2004	2003	% Change	2004	2003

Compensation (cash)	$82,751	$76,889	8%	51%	54%
Non-cash stock based compensation	3,315	2,220	49%	2%	1%

Total	$86,066	$79,109	9%	53%	55%

Our non-cash compensation includes stock options and restricted share units for senior employees. In response to investor interest in the true impact of these costs, we began recognizing the expense of non-cash stock based compensation during 2003. Options vest evenly over three years and expire in seven years from issuance. Shares derived from the options are held in escrow for a period of five years from the date the options are granted, subject to early release in certain circumstances. Restricted share units vest over periods ranging from 48 months to 95 months. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each quarter related to stock options will vary with respect to exercise and forfeiture of options.

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 18% to $31.6 million in the first six months 2004 as compared to 2003. As a percentage of revenue, selling, occupancy and administration expense increased slightly to 20%, versus 19% in the first six months 2003.

Depreciation

Depreciation remained consistent at 2% of revenue in the first six months 2004 and 2003.

Interest Expense

Interest expense increased 17% to $3.4 million from $2.9 million in the first six months 2004, primarily as a result of higher debt levels, partially offset by the benefits of an interest rate swap that was entered into during the third quarter of 2003. The interest rate swap effectively converted $65 million of fixed interest rate senior notes into floating rate instruments, reducing interest expense on the senior notes by $0.7 million in the first six months 2004.

30 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

Intangible Asset Amortization

Intangible asset amortization increased 10% to $1.7 million in the first six months 2004. As a percentage of revenue this expense remained unchanged at 1%.

Gain/loss on Disposal of Subsidiaries, Property, Equipment and Other Assets

The six months ended June 30, 2004 included gains on the sale of the assets and shares of certain brokerages.

Loss on Write-Off of Trademarks

In January 2004, we adopted a corporate marketing and positioning strategy to build awareness of the Hub brand across all of our markets and to encourage greater coordination and collegial identity among our employees. As part of this corporate consolidation and identity development program, we have reassigned a number of key executives to new or expanded areas of responsibility and determined that future marketing and communications will be conducted under the Hub International name, rather than the traditional corporate names of acquired brokerages. As a result, certain of our subsidiaries have decided to change their names and we recognized a non-cash expense of approximately $2.6 million before tax related to the write-off of trademarks.

Provision for Income Tax Expense

Our effective tax rate remained relatively unchanged in the first six months 2004 at 36.6% compared to 36.4% for the same prior year period.

Net Earnings and Earnings Per Share

Our net earnings increased 12% to $21.2 million in the first six months 2004, primarily as a result of growth in revenue. As a percentage of revenue, net earnings remained constant at 13% in the first six months 2004 and 2003. Diluted earnings per share increased at a somewhat slower rate than net earnings — 8% to $0.64 — due to the write-off of trademarks.

As shown in the table on page 29, net earnings increased $0.8 million or $0.03 per diluted share, related to the strengthening Canadian dollar versus the U.S. dollar and decreased $2.4 million or $0.07 per diluted share related to the impact of non-cash stock based compensation, in the first six months 2004. Also in 2004, diluted earnings per share decreased $0.05 per diluted share from the write-off of trademarks. In the first six months 2003, net earnings increased $0.7 million from foreign exchange rates and net earnings decreased $1.8 million or $0.05 per diluted share due to non-cash stock based compensation. Excluding these effects, our diluted earnings per share would have increased to $0.73 in the first six months of 2004 from $0.62 in the first six months of 2003 on a comparable basis.

Cash Flow, Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents of $144.5 million, an increase of 76%, from $82.1 million as of December 31, 2003. Operating activities generated $17.1 million of cash in six months ended June 30, 2004 compared to $25.2 million in 2003. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the change in trust cash, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. In 2004, $10.4 million of cash was used in investing activities, primarily for the purchase of subsidiaries and acquisitions of property and equipment compared to $15.7 million in 2003. Also in 2004, $57.7 million of cash was generated by financing activities, primarily resulting from long-term debt compared to $10.6 million generated in the first six months 2003. In 2004, the effect of exchange rate changes on cash and cash equivalents was a decrease of $2.0 million compared to an increase of $2.3 million in 2003. Net debt, defined as long-term debt ($142.9 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $144.5 million) as of June 30, 2004, was $33.4 million compared with $31.7 million as of December 31, 2003.

As a broker, we collect and hold premiums paid by clients, deduct commissions and other expenses from these payments, and hold the remainder in trust, which we remit to the insurers who provide coverage to clients. We earn

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 31

interest on these funds during the time between receipt of the cash and the time the cash is paid to insurers. The cash held in trust is shown separately on our balance sheet. On the statement of cash flows, changes in trust cash are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.

In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This facility was renegotiated in April 2004. Under the new terms, the unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR, which were 1.37% and 1.12% at June 30, 2004 and December 31, 2003 respectively. The facility is available on a revolving basis for one year and expires on April 22, 2005; however if the revolving period is not extended, we may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million and $NIL at June 30, 2004 and December 31, 2003, respectively. We are in compliance with all financial covenants governing this facility as of June 30, 2004 and December 31, 2003.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $9 million facility which bears interest at the bank’s U.S. base rate plus 50 bonus points. Borrowings under this facility are repayable on demand.

As of June 30, 2004 we had $65 million aggregate principal amount of unsecured senior notes outstanding. The senior notes were issued in two series: Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010 and Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of our revolving U.S. dollar LIBOR Loan with the balance for general corporate purposes, which may include future acquisitions. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes.

On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, in order to ensure that we pay a current market interest rate on that portion of its borrowings. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As of June 30, 2004, we estimated the fair value of the swap was $5.5 million, which is not recognized in our financial statements. Accordingly, $5.5 million is the estimated amount that we would need to pay to terminate the swap as of June 30, 2004.

Also at June 30, 2004 we had outstanding a $7.5 million term loan from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduces the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Credits earned for the year ended December 31, 2003 reduced interest payments to zero from $0.8 million. It is not yet determinable if a credit has been earned for 2004.

In addition to these primary credit sources, we ended June 30, 2004 with $5.2 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2004 through 2010. Of the outstanding subsidiary debt, $1.0 million is secured by liens on certain assets of our subsidiaries.

Also at June 30, 2004, we had outstanding $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax (the Fairfax notes). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. If Fairfax converted all of the Fairfax notes,

32 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

Fairfax would own approximately 33% of our total outstanding common shares as of June 30, 2004, versus the 26% of outstanding shares which it held on that date.

At June 30, 2004, our cash position included approximately $41.6 million deployed as working capital at the brokerage level and approximately $102.9 million available for acquisitions. Included in the cash available for acquisitions is $90 million paid on July 1, 2004 to acquire Talbot leaving $12.9 million available for acquisitions. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use common shares as compensation for approximately 30-70% of the value of a hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA, a non-GAAP measure) for acquired brokerages.

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

Our debt to capitalization ratio (defined as debt expressed as a percentage of debt and shareholders’ equity) increased to 33% at June 30, 2004, compared with 25% at December 31, 2003. If all lines of credit and other loan facilities were fully utilized by the company at June 30, 2004 our ratio of debt to capitalization would have been 35%, which is within the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than 45%. As of June 30, 2004, we were in compliance with the financial covenants under all of our debt instruments.

Contingent obligations

The table below summarizes our contractual obligations and commercial commitments as of June 30, 2004:

Payments due by period		On	Less than	1-3	4-5	After
(in thousands)	Total	Demand	1 Year	Years	Years	5 Years

Contractual obligations
Long-term debt	$142,363	$—	$2,200	$9,578	$83,252	$47,333
Capital lease obligations	532	—	228	304	—	—
Operating lease obligations	61,480	—	11,073	19,995	15,398	15,014
Executive share purchase plan loans	472	—	—	—	472	—

Total	$204,847	$—	$13,501	$29,877	$99,122	$62,347

Acquisitions

In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2003 we issued 196,000 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of June 30, 2004, 63,000 shares have been released from escrow.

In connection with various other acquisitions completed through June 30, 2004, we may be obligated to pay contingent consideration of approximately $8.8 million cash and $3.1 million in common shares based upon management’s best estimate of the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at June 30, 2004, the financial statements reflect a liability to pay cash of $1.0 million and an obligation to issue common shares valued at approximately $0.9 million as of June 30, 2004.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 33

Other

In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4.1 million and $4.5 million as of June 30, 2004 and December 31, 2003, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 456,000 and 478,000 common shares as of June 30, 2004 and December 31, 2003, respectively, which have a market value of $8.7 million and $8.1 million as of June 30, 2004 and December 31, 2003, respectively. Interest on the loans in the amount of $96,000 and $148,000 for the six months ended June 30, 2004, and 2003, respectively, was paid by us and is included in compensation expense. We no longer make loans to our executive officers and directors.

In April 2004, Kaye Insurance Associates, Inc. (“Kaye Insurance”), a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. Kaye Insurance has a practice of disclosing such agreements to its clients, including on its invoices to clients and on its web site. In addition, we disclose the arrangements in our public filings. We are fully cooperating with this inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, our results of operations may be materially adversely affected.

In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

Shareholders’ Equity

Restricted share units. For the six months ended June 30, 2004, restricted share units totaling 983,000 were issued in connection with the restructuring of our management bonus agreement and 84,000 restricted share units were issued in connection with the renegotiation of contingent consideration for Flanagan.

Share repurchases. For the six months ended June 30, 2004, no common shares were repurchased by us, other than shares equal in value to $60,000 under the executive purchase plan.

Shares reserved for issuance. As of June 30, 2004, 3.6 million common shares were reserved for issuance under our equity incentive plan, of which approximately 3.2 million stock options and restricted share units were outstanding.

Shareholders’ equity increased by $23.3 million, or 7%, to $366.1 million as of June 30, 2004 from $342.8 million as of December 31, 2003. This increase resulted from net earnings of $21.2 million, an increase in contributed surplus of $4.8 million related primarily to non-cash stock based compensation expense, shares issued to Bush, Cotton, & Scott for $3.4 million and exercise of stock options for $0.5 million. The increase in shareholders’ equity was offset by the declaration of dividends of $3.0 million in 2004, and a decrease in the cumulative translation account of $3.6 million, due mainly to the weakening of the Canadian dollar compared to the U.S. dollar in 2004.

Market Risk

Interest rate risk

We are exposed to interest rate risk in connection with our senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes into floating rate payments and our Revolving U.S. dollar LIBOR loan. As a result each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of June 30, 2004 will result in approximately $0.8 million decrease in our earnings.

34 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

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

The Canadian dollar is subject to volatility. It experienced a significant decline in its value compared to the U.S. dollar in 2001, increased significantly in value throughout 2003 and declined in value the first six months 2004. At June 30, 2004 and 2003 one U.S. dollar equaled $1.3404 and $1.3553 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the three months ended June 30, 2004, and 2003.

(in thousands of U.S. dollars)	2004		2003

Revenue	+/-$	401	+/-$	412
Net earnings	+/-$	69	+/-$	74
Cumulative translation account	+/-$	5	+/-$	108

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

Goodwill and Other Intangible Assets

Intangible assets arising from acquisitions consist of the following:

	June 30,	December 31,
(in thousands of U.S. dollars)	2004	2003

Customer relationships	$50,580	$43,422
Non-competition covenants	3,416	2,643
Trademarks	—	2,587
Goodwill	327,869	323,185
Accumulated amortization	(23,392)	(23,072)

Total	$358,473	$348,765

We completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2004 and 2003. Based on the testing performed, no impairment losses were incurred.

The amounts allocated to customer relationships were determined by discounting the expected future net cash flows from commissions with consideration given to remaining economic lives, renewals, and associated expenses. The amounts allocated to non-competition covenants were determined using an income approach with consideration given to economic benefits associated with having the covenants in place versus damages that would ensue absent the agreements; in the case of trademarks, a cash flow royalty savings approach addressing the economic benefits of the trademarks was used. The balance of the purchase price is allocated to goodwill.

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

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 35

goodwill primarily over a period of forty years. Under the new accounting standards adopted in 2003, goodwill is not amortized and is evaluated annually for impairment. For the three months and six months ended June 30, 2004 and 2003, our amortization has been comprised of the following:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

(in thousands of U.S. dollars)	2004	2003	2004	2003

Customer relationships	$893	$721	$1,657	$1,502
Non-competition covenants	43	35	60	55

Total	$936	$756	$1,717	$1,557

We estimate that our amortization charges for intangible assets for 2004 through 2008 for all acquisitions consummated to date will be:

Year ended December 31,
(in thousands of U.S. dollars)	2004	2005	2006	2007	2008

Customer relationships	$3,438	$3,553	$3,553	$3,553	$3,553
Non-competition covenants	206	164	80	79	3

Total	$3,644	$3,717	3,633	$3,632	$3,556

Related Party Transactions

We had transactions with, and recorded revenue from, the following related parties:

	For the three		For the six
	months ended		months ended
	June 30,		June 30,

	2004	2003	2004	2003

Northbridge Financial Corporation	$6,493	$3,203	$10,951	$6,622
Crum & Forster Holdings, Inc.	176	614	359	831
Fairfax Inc.	1,158	2,169	2,590	4,263

	7,827	5,986	13,900	11,716
Old Lyme Insurance Company, Ltd (“OLIC”)	231	—	231	—

	$8,058	$5,986	$14,131	$11,716

As of June 30, 2004 and December 31, 2003, we had accounts receivable and accounts payable balances with the above related parties in the amounts of $3.6 million and $16.4 million, for June 30, 2004, respectively, and $3.2 million and $18.0 million for December 31, 2003, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies listed above except for OLIC, are related through common ownership by Fairfax Financial Holdings Limited (Fairfax), which owns approximately 26% of our common shares as of June 30, 2004. During the second quarter of 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, our Chief Operating Officer and a director of Hub, and Michael Sabanos, our Director, Mergers & Acquisitions. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own the company.

As of June 30, 2004 and December 31, 2003 subordinated convertible debentures of $35.0 million were held by certain subsidiaries of Fairfax.

36 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

During the first six months of 2004 and 2003, we incurred expenses related to rental of premises from related parties in the amount of $0.9 million and $1.0 million respectively. At June 30, 2004 and December 31, 2003, we also had accounts receivable due from related parties in the amount of $2.8 million and $3.5 million respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of the accounts receivable, as of June 30, 2004 and December 31, 2003, $1.8 million and $1.9 was related to company loans to employees to purchase shares under our executive share purchase plan. As collateral, the employees have pledged 146,000 and 153,000 common shares as of June 30, 2004 and December 31, 2003, respectively, which have a market value of $2.8 million and $2.6 million as of June 30, 2004 and December 31, 2003, respectively.

Off-Balance Sheet Transactions

Under Canadian GAAP, we account for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $5.5 million is not recognized in our Canadian GAAP financial statements. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates and record the swap on our U.S. GAAP balance sheet at is fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt. We have no other material off-balance sheet arrangements.

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2004 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the design or operation of our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting during the second quarter of 2004. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the second quarter of 2004, Kaye Insurance, a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. Kaye Insurance has a practice of disclosing such agreements to its clients, including on its invoices to clients and on its web site. In addition, we disclose the arrangements in our public filings. We are fully cooperating with this inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, our results of operations may be materially adversely affected.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 15, 2004, we issued 2,607 common shares to former shareholders of C.S. Nenner, Inc. as contingent consideration for contingent obligations payable in connection with the acquisition of that brokerage. On April 21, 2004, we issued 136,619 common shares to former shareholders of Bush, Cotton & Scott, LLC. in connection with our acquisition of the shares of that brokerage.

All of the shares issued in transactions described above were issued in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual and Special Meeting of Shareholders of Hub International Limited (the “Meeting”) was held on May 11, 2004. At the Meeting, 19,655,004 shares of Hub’s common shares, or 64.8% of the total common shares outstanding on the record date of the Meeting, were represented.

Continuance of the Corporation Under the Canada Business Corporations Act. Shareholders were asked to consider, and if deemed appropriate, pass a special resolution authorizing the continuance of Hub from the Business Corporations Act (Ontario) to the Canada Business Corporations Act (“CBCA”). To become effective, the approval of at least 2/3 of the votes cast by shareholders represented in person or by proxy at the Meeting was required. The continuance was passed with 99.9% of the votes cast, or 18,296,180 shares in favor of the resolution and 0.06%, or 10,476 votes cast against the resolution.

Adoption of New By-laws. The adoption of new by-laws of the corporation effective upon the continuance was approved by a majority of the votes cast on a vote by ballot. The results of the ballot were 13,458,026 shares in favor and 4,982,568 votes against the proposal.

Election of Directors Upon the Continuance Becoming Effective. The following nine nominees were elected as directors of Hub for terms of one year expiring on the date of Hub’s Annual Meeting of Shareholders to be held in 2005 effective upon the articles of continuance being filed under the CBCA, by a resolution passed by a majority of the votes cast in person or by proxy at the Meeting. Since the continuance became effective the slate of directors listed below did become our elected board members.

38 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

The results were as follows:

		Votes
Name	Votes For	Withheld

Martin P. Hughes	19,467,596	44,570
Richard A. Gulliver	19,467,596	44,570
Bruce D. Guthart	19,467,596	44,570
Anthony F. Griffiths	19,467,596	44,570
Edward W. Lyman Jr.	19,467,596	44,570
Paul Murray	19,467,596	44,570
Bradley P. Martin	19,467,596	44,570
Stuart Ross	19,467,596	44,570
Frank S. Wilkinson	19,467,596	44,570

Election of Directors if the Continuance Did Not Become Effective. The following nine nominees were elected as directors of Hub for terms of one year expiring on the date of Hub’s Annual Meeting of Shareholders to be held in 2005 should the board of directors of Hub have decided not to proceed with the continuance, by a resolution passed by a majority of the votes cast in person or by proxy at the Meeting. Since the continuance became effective, the slate of directors listed below did not become our elected board members.

The results were as follows:

		Votes
Name	Votes For	Withheld

Martin P. Hughes	19,467,596	44,570
Richard A. Gulliver	19,467,596	44,570
Bruce D. Guthart	19,467,596	44,570
Scott Broome	19,467,596	44,570
Anthony F. Griffiths	19,467,596	44,570
Paul Murray	19,467,596	44,570
Bradley P. Martin	19,467,596	44,570
Gil Ross	19,467,596	44,570
Frank S. Wilkinson	19,467,596	44,570

Appointment of Auditors. PricewaterhouseCoopers LLP was appointed as Hub’s Auditors to serve until Hub’s Annual Meeting of Shareholders to be held in 2005, at a remuneration to be fixed by our Board of Directors, with a favorable vote of 19,467,172 of the common shares represented at the Meeting and 45,269 common shares withholding their votes on the appointment.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 39

Item 5. Other Information

Information Concerning Forward-Looking Statements

This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.

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

40 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1	Amended and Restated Credit Agreement dated as of April 23, 2004 by and between Hub International Limited and Bank of Montreal.
10.2	ISDA Master Agreement and Schedule to the Master Agreement dated as of July 15, 2003 by and between Hub International Limited and Bank of Montreal.
31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

(b)  Current Reports on Form 8-K

We filed a Current Report on Form 8-K on April 28, 2004 furnishing a press release which provided the registrant’s earnings for the quarter ended March 31, 2004.

We filed a Current Report on Form 8-K on April 23, 2004 furnishing a press release regarding the receipt of a subpoena by one of Hub’s subsidiaries from the attorney general of the State of New York.

INTERIM REPORT JUNE 30, 2004	HUB INTERNATIONAL LIMITED 41

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/s/ DENNIS J. PAULS

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

DATE: August 5, 2004

42 HUB INTERNATIONAL LIMITED	INTERIM REPORT JUNE 30, 2004