Form 10-Q
period 2004-09-30
HUB INTERNATIONAL LTD
filed 2004-11-09
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: September 30, 2004

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

Yes ☑          No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at November 4, 2004 30,551,530

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of September 30, 2004 and December 31, 2003

(in thousands of U.S. dollars)

	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,108	$82,052
Trust cash	65,671	54,534
Accounts and other receivables	140,585	163,728
Income taxes receivable	6,668	6,768
Future income taxes	5,389	2,865
Prepaid expenses	8,371	4,449

Total current assets	304,792	314,396
Goodwill	368,881	305,862
Other intangible assets	90,635	42,903
Property and equipment	27,442	24,181
Future income taxes	7,578	6,458
Other assets	10,945	6,803

Total assets	$810,273	$700,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$226,521	$226,168
Income taxes payable	4,370	3,804
Future income taxes	322	114
Current portion long-term debt and capital leases	6,602	3,362

Total current liabilities	237,815	233,448
Long-term debt and capital leases	148,272	75,437
Subordinated convertible debentures	35,000	35,000
Future income taxes	16,597	13,928

Total liabilities	437,684	357,813

Commitments and contingencies
Shareholders’ equity
Share capital	259,445	254,845
Issuable shares	51	721
Contributed surplus	11,053	4,806
Cumulative translation account	21,894	20,062
Retained earnings	80,146	62,356

Total shareholders’ equity	372,589	342,790

Total liabilities and shareholders’ equity	$810,273	$700,603

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 3

Hub International Limited

Consolidated Statements of Earnings

For the three months and nine months ended September 30, 2004 and 2003

(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Third quarter		First nine months

	2004	2003	2004	2003

Revenue
Commission income	$90,269	$60,772	$228,858	$184,755
Contingent commissions and volume overrides	1,865	1,884	19,940	17,150
Other	2,768	2,015	7,684	5,798

	94,902	64,671	256,482	207,703

Expenses
Compensation	57,593	36,855	140,344	113,744
Selling, occupancy and administration	19,647	13,974	51,286	40,888
Depreciation	1,962	1,551	5,279	4,462
Interest expense	2,330	1,269	5,692	4,152
Intangible asset amortization	1,904	840	3,621	2,397
Gain on disposal of subsidiaries, property, equipment and other assets	(981)	(290)	(1,540)	(281)
Non-cash stock based compensation	8,346	1,355	11,661	3,575
Loss on write-off of trademarks	—	—	2,587	—
Loss/(gain) on put option liability	—	73	—	(167)
Proceeds from life insurance	—	(1,000)	—	(1,000)

	90,801	54,627	218,930	167,770

Net earnings before income taxes	4,101	10,044	37,552	39,933

Provision for income tax expense (benefit)
Current	5,032	6,074	16,762	15,339
Future	(2,077)	(2,850)	(1,570)	(1,239)

	2,955	3,224	15,192	14,100

Net earnings	$1,146	$6,820	$22,360	$25,833

Earnings per share
Basic	$0.04	$0.23	$0.74	$0.88
Diluted	$0.04	$0.22	$0.68	$0.81
Weighted average shares outstanding — Basic (000’s)	30,292	29,327	30,192	29,326
Weighted average shares outstanding — Diluted (000’s)	32,666	33,830	35,006	33,927

(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

Hub International Limited

Consolidated Statements of Retained Earnings

For the nine months ended September 30, 2004 and 2003

(in thousands of U.S. dollars)
(Unaudited)

	2004	2003

Retained earnings — Beginning of period	$62,356	$31,915
Net earnings	22,360	25,833
Dividends	(4,570)	(4,552)

Retained earnings — End of period	$80,146	$53,196

(the accompanying notes form an integral part of the interim financial statements)

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months and nine months ended September 30, 2004 and 2003

(in thousands of U.S. dollars)
(Unaudited)

	Third quarter		First nine months

	2004	2003	2004	2003

OPERATING ACTIVITIES
Net earnings	$1,146	$6,820	$22,360	$25,833
Items not affecting working capital
Amortization and depreciation	3,866	2,391	8,900	6,859
Gain on disposal of subsidiaries, property, equipment and other assets	(981)	(290)	(1,540)	(281)
Non-cash stock based compensation	8,346	1,355	11,661	3,575
Loss on write-off of trademarks	—	—	2,587	—
Loss/(gain) on put option liability	—	73	—	(167)
Future income taxes	(2,077)	(2,850)	(1,570)	(1,239)
Non-cash working capital items
Trust cash	1,850	106	1,867	9,673
Accounts and other receivables	54,259	50,028	40,669	38,626
Prepaid expenses	(203)	283	(3,837)	(185)
Accounts payable and accrued liabilities	(50,118)	(44,340)	(49,628)	(38,463)
Other assets	128	129	384	(2,191)
Income taxes	(837)	4,165	(981)	1,318

Net cash flows from operating activities	15,379	17,870	30,872	43,358

INVESTING ACTIVITIES
Property and equipment — purchases	(2,086)	(1,547)	(4,993)	(4,589)
Property and equipment — proceeds on sale	60	17	142	44
Purchase of subsidiaries, net of cash received	(78,495)	452	(90,385)	(11,935)
Sale of subsidiaries	1,895	613	6,062	1,064
Other assets	34	176	388	(539)

Net cash flows used for investing activities	(78,592)	(289)	(88,786)	(15,955)

FINANCING ACTIVITIES
Long-term debt — advances	—	250	65,000	65,250
Long-term debt and capital leases — repayments	(3,449)	(688)	(8,169)	(52,184)
Share capital — issued for cash, net of issue costs	—	(28)	480	(59)
Proceeds from sale of executive plan shares	—	222	—	222
Dividends paid	(1,527)	(1,514)	(4,570)	(4,552)

Net cash flows from (used for) financing activities	(4,976)	(1,758)	52,741	8,677

Effect of exchange rate changes on cash and cash equivalents	1,770	160	1,229	2,339

Change in cash and cash equivalents	(66,419)	15,983	(3,944)	38,419
Cash and cash equivalents — Beginning of period	144,527	63,078	82,052	40,642

Cash and cash equivalents — End of period	$78,108	$79,061	$78,108	$79,061

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months and nine months ended September 30, 2004 and 2003 (unaudited)
(in thousands of U.S. dollars, except per share amounts or as otherwise indicated)

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

2.  Summary of Significant Accounting Policies

The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (Canadian GAAP) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2003 as set out on pages 39 to 68 of the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. These interim consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2003. These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and, to the extent that they affect the Company, the differences are described in note 15 “Reconciliation to U.S. GAAP.” The results of operations are not necessarily indicative of the operating results for the fiscal year or any future period.

3.  Subsequent Events

In October 2004, the Company was joined as a defendant in a class action lawsuit against 30 different insurance brokers and insurance companies. The lawsuit was originally filed in August 2004 in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc., a client of a Marsh & McLennan subsidiary. It now names the ten largest U.S. insurance brokers and four of the largest commercial insurers. The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” The Company disputes the allegations of the complaint and intends to vigorously defend against the suit. However, a finding that the contingent commission structure conflicts with an insurance broker’s duty to its clients, as well as the cost of defending against the lawsuit and the diversion of management’s attention, could have a material adverse effect on the Company’s revenue, profitability and liquidity.

Several state and provincial authorities in jurisdictions in which the Company operates have also commenced investigations of the structure of sales commissions paid by insurance companies to insurance brokers and other relationships between insurance companies and insurance brokers. On November 8, 2004, the Company’s Illinois based subsidiary received a subpoena from the Department of Financial and Professional Regulation, Division of Insurance, of the State of Illinois. The Company is reviewing that subpoena. On November 9, 2004, the Company received a request from the Texas Department of Insurance seeking information on premiums earned on risks placed in that state. The Florida Attorney General also very recently announced the commencement of an investigation. The Company expects that it may receive a subpoena from the Florida Attorney General in the near future.

4.  Commitments and Contingencies

(a)	In April 2004, Kaye Insurance Associates, Inc. (“Kaye Insurance”), a subsidiary of the Company, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers and insurance companies as well. Such compensation agreements, also known as contingent agreements, between

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 7

insurance companies and brokers are a long-standing and common practice within the insurance industry. Kaye Insurance discloses such agreements on its invoices to clients and on its web site. In addition, the Company discloses the arrangements in its public filings. In August 2004, Kaye Insurance received a second subpoena from the Office of the Attorney General of the State of New York seeking information regarding all revenue that Kaye Insurance may have derived from insurance companies. In September 2004, Kaye Insurance received a third subpoena from the Office of the Attorney General of the State of New York seeking information regarding any fictitious and inflated insurance quotes to which Kaye may have been a party. The Company retained external counsel to assist it in responding to the New York Attorney General’s inquiries and, among other things, has requested that such external counsel conduct an investigation to determine whether any current or former employee of the Company engaged in the practice of falsifying or inflating insurance quotes. Substantial progress has been made with respect to such investigation at Kaye Insurance and such investigation is otherwise ongoing as to Kaye and other subsidiaries. To date, management is unaware of any such wrongdoing. The Company continues to fully cooperate with the Attorney General’s inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, the Company’s revenue, profitability and liquidity may be materially adversely affected.

In August 2004, Talbot Agency of Illinois, Inc., a subsidiary of the Company, received a letter and questionnaire from the Attorney General of the State of Connecticut regarding certain compensation agreements between insurance brokers and insurance companies. The Company has responded to the Connecticut Attorney General.

(b)	In connection with the Company’s executive share purchase plan, under certain circumstances the Company may be obligated to purchase loans for officers and employees from a Canadian chartered bank totaling $4,212 and $4,513 as of September 30, 2004 and December 31, 2003, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 446,000 and 478,000 common shares as of September 30, 2004 and December 31, 2003, respectively, which have a market value of $8,021 and $8,105 as of September 30, 2004 and December 31, 2003, respectively. Interest on the loans in the amount of $45 and $74 for the three months ended September 30, 2004 and 2003, respectively, and $141 and $222 for the nine months ended September 30, 2004 and 2003, respectively, was paid by the Company and is included in compensation expense.

(c)	In connection with the acquisition of Talbot Financial Corporation (“Talbot”) on July 1, 2004, the Company will purchase Talbot management’s special shares of Satellite Acquisition Corporation (“Satellite”) over the next three years, using a combination of both restricted and unrestricted common shares of the Company. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to management will be recorded by the Company as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. For the quarter ended September 30, 2004, the Company recorded $6.9 million of non-cash stock based compensation with an offsetting credit to accrued liabilities for the same amount. Based on Talbot’s financial performance projected for 2004, management estimates the Company may be obligated to pay contingent payments of approximately $41 million in common shares of the Company in addition to the $6.9 million of payments mentioned above.

In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2002 the Company issued 196,000 shares (the “Retractable Shares”) that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of September 30, 2004, 103,000 shares have been released from escrow.

In connection with various other acquisitions completed through September 30, 2004, the Company may be obligated to pay contingent consideration of approximately $8.5 million cash and $3.1 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at September 30, 2004, the

8 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

financial statements reflect a liability to pay cash of $1.1 million and to issue common shares valued at approximately $0.1 million as of September 30, 2004.

(d)	In the ordinary course of business, the Company and its subsidiaries are subject to various other claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all such other asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

5.  Recent Acquisitions

The Company’s strategic business plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Insurance brokerages, due to their nature, typically maintain very low capital to earnings ratio. As a result, the Company records a substantial amount of goodwill and other intangible assets in connection with acquisitions.

During the third quarter of 2004, the Company purchased Talbot, as described below, as well as the assets of two other insurance brokerages, all of which were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

The Company purchased Talbot based in New Mexico on July 1, 2004 as follows: The Company purchased all of the common shares of Satellite, a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company will purchase Talbot management’s special shares of Satellite over the next three years, using a combination of both restricted and unrestricted common shares of the Company. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to management will be recorded by the Company as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. For the quarter ended September 30, 2004, the Company recorded $6.9 million of non-cash stock based compensation relating to the Talbot acquisition with an offsetting credit to accrued liabilities for the same amount. Based on Talbot’s financial performance projected for 2004 and further improvements anticipated through 2006, the Company anticipates total earnout payments in the $45-$50 million range.

	Acquisition Date

	July 1, 2004	Various

	Talbot	Other	Total

Current assets	$50,867	$256	$51,123
Current liabilities	(41,003)	(113)	(41,116)
Property, equipment and other assets	8,017	69	8,086
Long-term debt and capital leases	(15,564)	—	(15,564)

Net assets at fair value	$2,317	$212	$2,529

Consideration
Cash	$93,946	$6,716	$100,662
Shares (at market value)	—	488	488

	$93,946	$7,204	$101,150

Goodwill	$46,897	$5,721	$52,618
Customer relationships	44,163	1,170	45,333
Non-competition covenants	569	101	670

	$91,629	$6,992	$98,621

Number of shares issued as consideration (000’s)	—	27	27

Of the goodwill acquired $52,238 is deductible for tax purposes including $618 associated with contingent consideration relating to prior period acquisitions.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 9

Dispositions

During the third quarter of 2004, the Company sold assets and shares of certain insurance brokerages for approximately $3,093 resulting in a gain of approximately $1,004.

6.  Intangible Assets

As of September 30, 2004 and December 31, 2003 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of September 30, 2004			As of December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Definite life intangible assets:
Customer relationships	$95,894	$8,969	$86,925	$43,422	$5,480	$37,942
Non-competition covenants	771	389	382	476	269	207
Trademarks	—	—	—	2,587	—	2,587

	96,665	9,358	87,307	46,485	5,749	40,736
Indefinite life intangible assets:
Non-competition covenants	3,328	—	3,328	2,167	—	2,167

Total	$99,993	$9,358	$90,635	$48,652	$5,749	$42,903

During the first quarter 2004 the Company adopted a strategic plan to make use of the “Hub” brand throughout the Company. Certain of the Company’s subsidiaries have decided to change their names and as a result the Company recognized a non-cash loss on the write-off of trademarks during the first quarter 2004 of $2,587, before income taxes.

Additions to intangible assets during the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003

Definite life intangible assets:
Customer relationships	$52,537	$648
Indefinite life intangible assets:
Non-competition covenants	1,451	247

Total	$53,988	$895

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets are reviewed annually for impairment. Once a non-competition covenant is triggered, following the departure of an employee from the Company, the Company’s policy is to amortize the related intangible asset over the period of the contractual obligation.

10 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 and the year ended December 31, 2003, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2002	$75,386	$206,326	$281,712
Goodwill acquired during 2003	535	7,654	8,189
Goodwill disposed during 2003	(478)	(197)	(675)
Cumulative translation adjustment	16,636	—	16,636

Balance as of December 31, 2003	92,079	213,783	305,862
Goodwill acquired during 2004	427	64,899	65,326
Goodwill disposed during 2004	(4,385)	—	(4,385)
Cumulative translation adjustment	2,078	—	2,078

Balance as of September 30, 2004	$90,199	$278,682	$368,881

For the three months and nine months ended September 30, 2004, and 2003, amortization has been comprised of the following:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Customer relationships	$1,846	$748	$3,503	$2,250
Non-competition covenants	58	92	118	147

Total	$1,904	$840	$3,621	$2,397

The Company estimates the amortization charges for 2004 through 2008 for all acquisitions consummated to date will be:

	2004	2005	2006	2007	2008

Year ended December 31,
Customer relationships	$5,375	$7,377	$7,376	$7,376	$7,376
Non-competition covenants	190	110	84	76	—

Total	$5,565	$7,487	$7,460	$7,452	$7,376

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 11

7.  Debt

Long-term debt and capital leases

	September 30,	December 31,
	2004	2003

Series A Senior Notes, with interest at 5.71% (1)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Revolving U.S. Dollar LIBOR loan (2)	65,000	—
Term loan, interest only at 10%, due February 2007 (3)	7,500	7,500
Term loan, variable interest due December 2007	3,800	—
Various other notes payable and debt (4)	13,007	5,649
Capital leases (4)	567	650

Long-term debt and capital leases	154,874	78,799
Less current portion	(6,602)	(3,362)

	$148,272	$75,437

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended September 30,
2005	$6,602
2006	4,751
2007	10,817
2008	70,042
2009	15,266
2010 and thereafter	47,396

$154,874

(1)	Senior Notes — As of September 30, 2004 the Company has $65 million aggregate principal amount of unsecured senior notes outstanding. The senior notes were issued in two series: Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually June 15, 2008 through June 15, 2010 and Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal due of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. dollar LIBOR Loan with the balance for general corporate purposes and acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At September 30, 2004, $65 million was outstanding under these senior notes. The Company is in compliance with all financial covenants governing these notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, in order to ensure that the Company pays a current market interest rate on that portion of its borrowings. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As of September 30, 2004, the Company estimated the fair value of the swap was $1.7 million, which is not recognized in these financial statements. Accordingly, $1.7 million is the estimated amount that the Company would need to pay to terminate the swap as of September 30, 2004.

(2)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million, bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR, which was 1.84% and 1.12% at September 30, 2004 and

12 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

December 31, 2003, respectively. The facility is available on a revolving basis for one year and expires on April 22, 2005. However, if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million and $NIL at September 30, 2004 and December 31, 2003, respectively. The Company is in compliance with all financial covenants governing this facility.

(3)	This term loan is from an insurance carrier with which we place insurance. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduce the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement both the annual interest payments as well as the principal payment can be reduced to zero. Credits earned for the year ended December 31, 2003 reduced interest payments to zero from $750. It is not yet determinable if a credit has been earned for 2004. Interest on this loan totaled $188 and $563 for the three months and nine months ended September 30, 2004 and 2003, respectively.

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loans at September 30, 2004 and December 31, 2003, respectively.

Demand U.S. dollar base rate loan

The Company has an undrawn $9 million facility which bears interest at the bank’s U.S. rate plus 50 basis points. Borrowings on the facility are repayable on demand.

Subordinated convertible debentures

In connection with the acquisition of Kaye Group Inc. (Kaye) on June 28, 2001, the Company issued $35 million aggregate principal amount, 8.5% convertible subordinated debentures (the Fairfax notes) due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. Fairfax owns approximately 26% of the Company’s outstanding common shares as of September 30, 2004. If converted, Fairfax would have owned approximately 32% of the Company’s outstanding common shares as of September 30, 2004.

8.  Shareholders’ Equity

Share capital

At September 30, 2004 and December 31, 2003, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At September 30, 2004 and December 31, 2003, there were an unlimited number of common shares authorized, of which 30,402 and 30,143 were issued and outstanding as at September 30, 2004 and December 31, 2003, respectively.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 13

	Common Shares
	Outstanding

	(000’s)	Amount

Balance, December 31, 2003	30,143	$254,845
Shares issued	181	3,337
Repurchases of executive share purchase plan shares, net of loan cancellations	1	15
Shares issued for contingent consideration	45	765
Cancellation of shares	(2)	(26)
Stock options exercised	32	482
Restricted share units released	2	27

Balance, September 30, 2004	30,402	$259,445

Issuable shares

	Common Shares

	(000’s)	Amount

Balance, December 31, 2003	43	$721
Issued	(96)	(1,705)
Issuable for contingent consideration	56	1,035

Balance, September 30, 2004	3	$51

Contributed surplus

Amount

Balance, December 31, 2003	$4,806
Non-cash stock based compensation	6,150
Other	97

Balance, September 30, 2004	$11,053

Cumulative translation account

Amount

Balance December 31, 2003	$20,062
Translation of self-sustaining foreign operations	1,850
Translation of debt financing of self-sustaining foreign operations	(18)

Balance, September 30, 2004	$21,894

14 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

9.  Equity Incentive Plan

A summary of the stock option activity and related information for the nine months ended September 30, 2004 consists of the following:

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2003	1,498	$15.64
Granted	—	$—
Exercised	(32)	$15.02
Forfeited	(8)	$15.67

Balance, September 30, 2004	1,458	$15.47

The following table summarizes information about the stock options outstanding at:

	September 30, 2004			December 31, 2003

	Number	Weighted-Average	Number	Number	Weighted-Average	Number
	Outstanding	Remaining	Exercisable	Outstanding	Remaining	Exercisable
	(000’s)	Contractual Life	(000’s)	(000’s)	Contractual Life	(000’s)
Exercise price
$15.67	1,202	4.71 years	814	1,230	5.43 years	417
$13.79	256	5.41 years	96	268	6.08 years	6

	1,458	4.80 years	910	1,498	5.55 years	423

Non-cash stock based compensation related to stock options of $8,346 and $1,355 for the three months ended September 30, 2004 and 2003, respectively, and $11,661 and $3,575 for the nine months ended September 30, 2004 and 2003, respectively, was expensed with offsetting credits to contributed surplus and accrued liabilities in the amount of $4,772 and $6,889, respectively. The Company recognizes the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.

Non-cash stock based compensation for the three months and nine months ended September 30, 2004 and 2003 is comprised of the following:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Non-cash stock based compensation:
Stock options granted June 2002	$470	$483	$1,471	$1,546
Stock options granted February 2003	99	110	329	324
Stock based compensation granted for 2003 bonuses	529	264	1,796	994
Stock based compensation related to Talbot acquisition	6,889	—	6,889	—
Restricted share units	359	498	1,176	711

	$8,346	$1,355	$11,661	$3,575

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 15

The Company estimates the non-cash stock based compensation expense for 2004 through 2009 will be:

	2004	2005	2006	2007	2008	2009
Year ended December 31,
Stock options granted June 2002	$1,945	$861	$—	$—	$—	$—
Stock options granted February 2003	427	393	—	—	—	—
Stock based compensation granted for 2003 bonuses	2,390	2,376	2,290	2,200	2,200	2,200
Stock based compensation regarding Talbot acquisition	13,786	21,669	10,772	1,445	—	—
Restricted Share Units	1,566	1,560	1,553	1,517	1,517	255

	$20,114	$26,859	$14,615	$5,162	$3,717	$2,455

10. Earnings Per Share

Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Certain stock options under the equity incentive plan in which the average market price exceeds the exercise price of the Company’s common shares for the period that the options were outstanding were dilutive for the three months and nine months ended September 30, 2004 and 2003, respectively, and were included in the calculation of diluted earnings per share. In the third quarter 2004 the subordinated convertible debentures were not dilutive. Earnings per common share have been calculated as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net earnings (numerator)	$1,146	$6,820	$22,360	$25,833
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	—	471	1,425	1,414
Dividends in lieu of restricted share units	23	36	88	76

Net earnings plus assumed conversions (numerator)	$1,169	$7,327	$23,873	$27,323

Weighted average shares outstanding — Basic (denominator)	30,292	29,327	30,192	29,326
Effect of dilutive securities:
8.5% subordinated convertible debentures	—	2,783	2,705	3,210
Stock options	1,221	188	1,219	63
Restricted share units	679	603	670	402
Talbot earnout shares	378	—	126	—
Retractable shares	93	196	93	196
Issuable shares	3	3	1	—
Put options	—	730	—	730

Weighted average shares outstanding — Diluted (denominator)	32,666	33,830	35,006	33,927

Earnings per common share:
Basic	$0.04	$0.23	$0.74	$0.88
Diluted	$0.04	$0.22	$0.68	$0.81

11. Income taxes

Income taxes for the three months ended September 30, 2004 and 2003 amounted to $3.0 million and $3.2 million, respectively, resulting in an effective tax rate of 72% and 32% for 2004 and 2003, respectively.

16 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

Incomes taxes for the nine months ended September 30, 2004 and 2003 amounted to $15.2 million and $14.1 million, respectively, resulting in an effective tax rate of 40% and 35% for 2004 and 2003, respectively.

The provision for income tax expense differs from the result that would have been obtained by applying the combined Canadian statutory federal and provincial income tax rate of 36.12% and 36.62% in 2004 and 2003, respectively, as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Provision for tax at statutory rates	$1,481	$3,678	$13,564	$14,623
Non-deductible stock based compensation expense	2,614	125	3,044	371
Effect of income outside Canada	(849)	(266)	(1,271)	(672)
Gains on sale of subsidiaries	(177)	(77)	(370)	(110)
Non-taxable life insurance proceeds	—	(365)	—	(365)
Other	(114)	129	225	253

Provision for tax	$2,955	$3,224	$15,192	$14,100

12. Interest and Income Taxes Paid

Interest and income taxes paid for the three months and nine months ended September 30, 2004 and 2003 were:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Interest paid	$894	$206	$3,899	$1,261
Income taxes paid	$6,572	$2,257	$18,417	$14,029

13. Segmented Information

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

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 17

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended September 30,

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$28,441	$66,572	$95,013	$26,731	$38,098	$64,829
Corporate	5,741	630	6,371	4,868	368	5,236
Elimination of intra-segment revenue	(5,772)	(710)	(6,482)	(4,908)	(486)	(5,394)

	$28,410	$66,492	$94,902	$26,691	$37,980	$64,671

Net earnings (loss) before income taxes
Brokerage	$4,722	$9,205	$13,927	$4,493	$7,781	$12,274
Corporate	(4,205)	(5,621)	(9,826)	1,338	(3,568)	(2,230)

	$517	$3,584	$4,101	$5,831	$4,213	$10,044

Income tax expense (benefit) — current
Brokerage	$1,805	$5,647	$7,452	$1,638	$5,491	$7,129
Corporate	(213)	(2,207)	(2,420)	177	(1,232)	(1,055)

	$1,592	$3,440	$5,032	$1,815	$4,259	$6,074

Income tax (benefit) — future
Brokerage	$(75)	$(1,875)	$(1,950)	$(6)	$(2,693)	$(2,699)
Corporate	(125)	(2)	(127)	(150)	(1)	(151)

	$(200)	$(1,877)	$(2,077)	$(156)	$(2,694)	$(2,850)

Net earnings (loss)
Brokerage	$2,992	$5,433	$8,425	$2,861	$4,983	$7,844
Corporate	(3,867)	(3,412)	(7,279)	1,311	(2,335)	(1,024)

	$(875)	$2,021	$1,146	$4,172	$2,648	$6,820

Amortization of intangible assets	$25	$1,879	$1,904	$21	$819	$840
Additions to property and equipment	$1,127	$4,778	$5,905	$655	$2,701	$3,356
Depreciation	$685	$1,277	$1,962	$578	$973	$1,551
Interest income	$216	$255	$471	$268	$156	$424
Interest expense	$1,805	$525	$2,330	$976	$293	$1,269

18 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

	For the nine months ended September 30,

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$90,365	$166,082	$256,447	$79,836	$128,118	$207,954
Corporate	16,377	1,658	18,035	15,409	1,380	16,789
Elimination of intra-segment revenue	(16,238)	(1,762)	(18,000)	(15,473)	(1,567)	(17,040)

	$90,504	$165,978	$256,482	$79,772	$127,931	$207,703

Net earnings (loss) before income taxes
Brokerage	$19,102	$32,734	$51,836	$12,098	$31,976	$44,074
Corporate	(2,499)	(11,785)	(14,284)	5,662	(9,803)	(4,141)

	$16,603	$20,949	$37,552	$17,760	$22,173	$39,933

Income tax expense (benefit) — current
Brokerage	$6,930	$14,770	$21,700	$4,690	$13,609	$18,299
Corporate	(326)	(4,612)	(4,938)	559	(3,519)	(2,960)

	$6,604	$10,158	$16,762	$5,249	$10,090	$15,339

Income tax expense (benefit) — future
Brokerage	$(479)	$(1,064)	$(1,543)	$(209)	$(1,217)	$(1,426)
Corporate	(36)	9	(27)	61	126	187

	$(515)	$(1,055)	$(1,570)	$(148)	$(1,091)	$(1,239)

Net earnings (loss)
Brokerage	$12,651	$19,028	$31,679	$7,617	$19,584	$27,201
Corporate	(2,137)	(7,182)	(9,319)	5,042	(6,410)	(1,368)

	$10,514	$11,846	$22,360	$12,659	$13,174	$25,833

Amortization of intangible assets	$80	$3,541	$3,621	$49	$2,348	$2,397
Additions to property and equipment	$2,074	$6,784	$8,858	$2,265	$3,907	$6,172
Depreciation	$1,955	$3,324	$5,279	$1,607	$2,855	$4,462
Interest income	$717	$612	$1,329	$632	$571	$1,203
Interest expense	$4,639	$1,053	$5,692	$3,250	$902	$4,152

	As of September 30, 2004 and December 31, 2003

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$163,236	$596,018	$759,254	$176,653	$442,517	$619,170
Corporate	44,703	6,316	51,019	65,316	16,117	81,433

	$207,939	$602,334	$810,273	$241,969	$458,634	$700,603

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 19

14. Related Party Transactions

In the three months and nine months ended September 30, 2004 and 2003, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Northbridge Financial Corporation	$4,953	$5,469	$15,904	$12,091
Crum & Forster Holdings, Inc.	84	221	443	1,052
Fairfax Inc.	463	1,665	3,053	5,928

	5,500	7,355	19,400	19,071
Old Lyme Insurance Company, Ltd (“OLIC”)	1,066	—	1,297	—

	$6,566	$7,355	$20,697	$19,071

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $3,941 and $11,173 respectively, at September 30, 2004 and $3,185 and $17,999 respectively, at December 31, 2003. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies listed above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of September 30, 2004. Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, purchased OLIC from Fairfax during the second quarter 2004.

As of September 30, 2004 and December 31, 2003 subordinated convertible debentures of $35,000 were held by certain subsidiaries of Fairfax.

During the three months and nine months ended September 30, 2004 and 2003, the Company incurred expenses related to rental of premises from related parties in the amount of $738 and $1,614 for 2004 and $560 and $1,556 for the respective periods in 2003. At September 30, 2004 and December 31, 2003 the Company also had receivables due from related parties in the amount of $2,668 and $3,530, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these accounts receivable, as of September 30, 2004 and December 31, 2003, $1,832 and $1,918, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. As collateral, the employees have pledged 146,000 and 153,000 common shares as of September 30, 2004 and December 31, 2003, respectively, which have a market value of $2,629 and $2,590 as of September 30, 2004 and December 31, 2003, respectively.

15. Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

20 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

Net earnings and comprehensive income

The table below presents the differences between Canadian GAAP and U.S. GAAP affecting net earnings and comprehensive income for the three months and nine months ended September 30, 2004 and 2003:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Net earnings for the period based on Canadian GAAP	$1,146	$6,820	$22,360	$25,833
Cumulative effect of change in accounting policy for put options (2)	—	335	—	335
Adjustment to put option liability (2)	—	(65)	—	(340)

Net earnings for the period based on U.S. GAAP (3)	$1,146	$7,090	$22,360	$25,828
Other comprehensive income: (4)
Unrealized gain (loss), net of tax of $20 — Q3/04, $NIL — Q3/03, $(19) — Q3/04 YTD, $22 — Q3/03 YTD	(32)	(1)	30	(36)
Reclassification adjustment, net of tax of $(2) — Q3/04, $NIL — Q3/03, $(2) — Q3/04 YTD, $49 — Q3/03 YTD	4	—	4	(78)
Foreign currency translation adjustment	5,474	415	1,832	16,948

Comprehensive income based on U.S. GAAP (4)	$6,592	$7,504	$24,226	$42,662

Basic earnings per share based on U.S. GAAP	$0.04	$0.24	$0.74	$0.88
Diluted earnings per share based on U.S. GAAP	$0.04	$0.22	$0.68	$0.81

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003

Shareholders’ equity based on Canadian GAAP	$372,589	$342,790
Adjustment to investment held for sale (1)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain net of tax of $(101) — 2004, $(56) — 2003	131	90

Shareholders’ equity based on U.S. GAAP (3)	$371,004	$341,164

(1)	Under Canadian GAAP, an investment held for sale is recorded at its cost. No further adjustments are made to the carrying value of the investment until it is sold at which time a gain or loss is recorded equal to the difference between the sale proceeds and its carrying value. Interest on debt financing the purchase of an investment is charged to income as accrued.

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

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 21

(2)	The Company issued put options on its shares which were issued in connection with the purchase of a business in 2001. These put options were relinquished by the holders on December 31, 2003. Under Canadian GAAP, changes in the fair value of the put options (determined using the Black-Scholes model) were recognized in earnings. Under U.S. GAAP the fair value of the put options at the date of issuance was recognized as a compensation expense using the straight-line method over the period from the issue date to their exercise date. On July 1, 2003, the Company adopted Statement of Financial Accountings Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. As a result of the adoption of this standard, the Company changed its accounting policy with respect to the put options and reported the difference between the estimated fair value of put options (determined using the Black-Scholes model) as at July 1, 2003 and their issue date as a cumulative adjustment to net earnings under U.S. GAAP. Changes in the estimated fair value of the put options between July 1, 2003 and their cancellation on December 31, 2003 were included in U.S. GAAP net earnings.

(3)	The condensed consolidated statements of earnings and cash flows for the three months and nine months ended September 30, 2004 and 2003 and the condensed consolidated balance sheets as at September 30, 2004 and December 31, 2003 under U.S. GAAP are as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Condensed consolidated statements of earnings:
Revenue	$94,902	$64,671	$256,482	$207,703
Net earnings before income taxes	$4,101	$10,501	$37,552	$40,026
Net earnings	$1,146	$7,090	$22,360	$25,828
Condensed consolidated statements of cash flows:
Cash provided by operating activities	$15,379	$17,870	$30,872	$43,358
Cash used in investing activities	$(78,592)	$(289)	$(88,786)	$(15,955)
Cash (used) in provided by financing activities	$(4,976)	$(1,758)	$52,741	$8,677
Effect of exchange rate changes on cash and cash equivalents	$1,770	$160	$1,229	$2,339

	September 30,	December 31,
	2004	2003

Condensed consolidated balance sheets:
Total current assets	$304,792	$314,396
Total assets (5)	$807,126	$696,440
Total current liabilities	$237,815	$233,448
Total liabilities (5)	$436,122	$355,276
Total shareholders’ equity	$371,004	$341,164

(4)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

22 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

(5)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $1.7 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction as a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

Pro forma results of Talbot acquisition

The following unaudited pro forma condensed consolidated statement of earnings information for the Company and Talbot have been prepared as if the acquisition of Talbot described in Note 5 occurred on January 1, 2003 and reflect certain pro forma adjustments.

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$94,902	$89,123	$313,038	$283,727
Net income	$4,093	$500	$20,775	$9,958
Earnings per share
Basic	$0.14	$0.02	$0.69	$0.34
Diluted	$0.12	$0.02	$0.61	$0.32
Weighted average shares outstanding — Basic (000’s)	30,292	29,327	30,192	29,326
Weighted average shares outstanding — Diluted (000’s)	34,449	31,578	36,825	31,473

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q. Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they affect us are described in Note 15 to our unaudited consolidated financial statements.

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

We anticipate that increases in revenue, higher revenue per employee and expense control will be instrumental in our margin expansion efforts.

As of September 30, 2004, our operations included 14 regional “hub” brokerages — nine in the United States (including three from Talbot Financial Corporation, acquired July 1, 2004) and five in Canada — and nearly 200 offices staffed by approximately 3,200 people. Our strategic plan calls for the addition of approximately eight additional U.S. hubs to extend our geographic footprint. Brokerages large enough to be considered hubs will generally have annual revenue in excess of $10 million. In addition to larger, “hub” acquisitions by the parent corporation, each regional hub is tasked with pursuing smaller, fold-in acquisitions that either expand its geographic penetration or add new specialization or expertise to the regional operation.

We generally acquire larger “hub” brokerages for a combination of cash and shares. Although there are variations in the purchase terms for each hub, our goal is to pay 30%-70% of the “hub” purchase price in our common shares, while setting escrow periods of up to 10 years for the sellers to hold these shares. We believe the use of escrowed stock in major acquisitions creates increased alignment of interests between senior managers and the public shareholders of the corporation. We have paid all cash for the acquisition of certain brokerages, and may pay an all-cash purchase price for brokerages in the future. As of September 30, 2004, senior managers of the company and its hubs owned approximately 2,160,733 shares, or 7.1%, of shares outstanding, while all employees as a group held approximately 7,133,249 shares, or 23.5%, of total shares outstanding.

We have acquired 100 brokerages in Canada and the United States, with substantially all of our large acquisitions focused in the United States over the past four years. Accordingly, U.S. revenue has grown to 70% of our total in the third quarter 2004 from 26% in the third quarter 2000, reflecting primarily acquisition growth and also organic growth. Organic growth is similar to the same-store-sales calculation used by retailers. It includes revenue growth from operations included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.

In accordance with our strategic plan, on July 1, 2004 we purchased Talbot Financial Corporation, (“Talbot”) based in New Mexico. We purchased all of the common shares of Satellite Acquisition Corporation, (“Satellite”) a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation for $90 million in cash. We will purchase Talbot management’s special shares of Satellite over the next three years, using a combination of both our restricted and unrestricted common shares. Payments will be made on

24 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month period ending December 31, 2004, 2005 and 2006, respectively. The contingent payments to management are a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. Based on Talbot’s financial performance projected for 2004 and further improvements anticipated through 2006, we anticipate total earnout payments in the $45-$50 million range. During the third quarter 2004 we expensed $6.9 million of non-cash stock based compensation related to this acquisition.

We have a diverse mix of products, services, insurer relationships and distribution channels, and as a result, our revenue and profitability levels are not usually highly susceptible to major changes related to a single product or service. However, general economic trends may influence overall insurance rates, commissions and availability or costs of individual types of coverage, which in turn may affect our revenue and profitability levels. Our ability to achieve organic revenue growth is not solely dependent on rising or declining rates, but results from a more complex mixture of general economic growth, access to coverage from insurers and marketing/sales expertise.

During the 1990s, for example, insurance rates were generally considered low, or “soft,” as insurance companies sought to maximize the flow of premium dollars that they could invest profitably in a rising stock market and in other investments. Beginning in 2000, as return on investment began to shrink, insurance rates began to rise, or “harden,” at a pace that accelerated rapidly after the terrorist attacks of September 11, 2001. During the two years after September 11, 2001, premium rates remained firm for most types of coverage, rising 10% to 15% per year in many cases. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During the first six months of 2004 Canadian and U.S. markets both softened, although rates for certain types of coverage continued to increase. During the third quarter of 2004, however, insurance rates began falling at a much more rapid pace than during the first six months of the year. For many types of coverage, the market place saw a decline in rates during the quarter.

For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums usually yield weaker commission levels, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. Although insurance rates fell during the third quarter 2004 we have not yet experienced any significant positive reactions from insurance buyers, although we expect we may in the months ahead. In addition, we are currently in a weak economic environment which often leads to lower sales and employee headcounts at client companies, leading in turn to reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.

Results of Operations

Three months ended September 30, 2004 compared with three months ended

September 30, 2003

Revenue

Our total revenue increased $30.2 million, or 47%, to $94.9 million for the quarter. Of this increase, $28.8 million was attributable to acquisitions and $1.4 million was attributable to organic growth.

A significant portion of our growth in the third quarter 2004 was the result of brokerages acquired in the quarter as well as the previous twelve months. During the third quarter of 2004, we acquired three insurance brokerages, including Talbot Financial Corporation, and divested of one small brokerage in Canada. Total annual revenue of these acquired brokerages for 2003 was $115 million. As a result of these acquisitions and 2% organic growth, we reported a 47% increase in revenue to $94.9 million in the third quarter 2004. Essentially all of our organic growth of 2% resulted from the strengthening of the Canadian dollar in the third quarter of 2004.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 25

The table below shows a breakdown of our revenue by segment and type for the three months ended September 30, 2004 including organic growth:

	Revenue

	Third Quarter				Adjustment
					for
(in thousands of U.S. dollars,			Total Net	Total Net	(Acquisitions)	Organic	Organic
except percentages)	2004	2003	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$90,269	$60,772	$29,497	49%	$(27,534)	$1,963	3%
Contingent
Commissions and Volume Overrides	1,865	1,884	(19)	(1)%	(465)	(484)	(26)%
Other Income	2,768	2,015	753	37%	(803)	(50)	(2)%

Total	$94,902	$64,671	$30,231	47%	$(28,802)	$1,429	2%

U.S.
Commission Income	$62,658	$35,031	$27,627	79%	$(28,305)	$(678)	(2)%
Contingent
Commissions and Volume Overrides	1,605	1,580	25	2%	(466)	(441)	(28)%
Other Income	2,229	1,369	860	63%	(834)	26	2%

Total	$66,492	$37,980	$28,512	75%	$(29,605)	$(1,093)	(3)%

Canada
Commission Income	$27,611	$25,741	$1,870	7%	$771	$2,641	10%
Contingent
Commissions and Volume Overrides	260	304	(44)	(14)%	1	(43)	(14)%
Other Income	539	646	(107)	(17)%	31	(76)	(12)%

Total	$28,410	$26,691	$1,719	6%	$803	$2,522	9%

Of the $30.2 million in new revenue we reported, $28.8 million, or 95%, reflected growth through acquisition, while $1.4 million, or 5%, resulted from organic growth. By comparison, acquired brokerages added $9.8 million, or 65%, of third quarter 2003 sales growth, while organic growth contributed $5.4 million, or 35%, of our revenue increases. The acquisition of Talbot will have a significant impact on the percentage of growth obtained from acquisitions for the next nine months.

Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 95% of our revenue base in the third quarter 2004. In addition to these “core” commissions, the company derives revenue from:

•	Volume overrides — additional compensation paid by insurance companies to brokerages on the basis of the overall volume of business a brokerage places with the insurance company.

•	Contingent commissions — additional compensation based on the profit an insurance company makes on the book of business a brokerage places with the insurance company.

•	Other income — comprised primarily of premium finance fees, fees charged to clients in lieu of commissions and interest income, including income earned while we hold client premiums on behalf of insurance companies.

The payment of contingent commissions and volume overrides by insurance companies to insurance brokers like us is the subject of an investigation by the Attorney General of the State of New York. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. We have disclosed our receipt of such payments in our public filings, our website and certain direct communications with clients. Several state and provincial authorities in jurisdictions in which we operate have also commenced investigations of the structure of sales commissions paid by insurance companies to insurance brokers and other relationships between insurance companies and insurance brokers. On November 8, 2004, our Illinois based subsidiary received a subpoena from the Department of Financial and Professional Regulation, Division of Insurance, of the State of Illinois. We are reviewing that subpoena. On November 9, 2004, we received a request from the Texas Department of Insurance seeking information on

26 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

premiums earned on risks placed in that state. The Florida Attorney General also very recently announced the commencement of an investigation. We expect that we may receive a subpoena from the Florida Attorney General in the near future. While it is not possible to predict the outcome of these investigations, the cost of cooperating is significant, and if such compensation agreements were to be restricted or no longer permitted, our revenue and profitability may be materially adversely affected.

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, results for the third quarters 2004 and 2003 included a number of factors that complicate direct comparisons. To increase investor understanding, the following chart shows the net earnings and diluted earnings per share impact of specific items during the third quarter 2004 and 2003.

(in thousands of U.S. dollars, except per share amounts)	Net Earnings	Diluted EPS

Three months ended September 30, 2004 reported net earnings (Canadian GAAP)	$1,146	$0.04
Impact of foreign exchange	$(404)	$(0.01)
Non-cash stock based compensation — Talbot	$6,889	$0.20
Three months ended September 30, 2003 reported net earnings (Canadian GAAP)	$6,820	$0.22
Impact of foreign exchange	$(518)	$(0.02)
Proceeds from life insurance	$(1,000)	$(0.03)

As shown above, we benefited slightly less from a stronger Canadian dollar in the third quarter 2004 as compared to 2003. The impact of foreign exchange on third quarter 2004 earnings generated an increase of $0.4 million as compared to an increase of $0.5 million in the third quarter 2003. In the third quarter 2004, non-cash stock based compensation related to the Talbot acquisition generated a decrease in net earnings of $6.9 million or $0.20 per diluted share.

Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the third quarter 2004, the strength of the Canadian dollar versus the U.S. dollar had a less positive impact on our results than in the third quarter 2003. Any decline in the Canadian dollar relative to the U.S. dollar would have a negative effect on our results. See “Market Risk”.

           U.S. Results

U.S. revenue grew 75% to $66.5 million, or 70% of consolidated revenue, in the third quarter 2004, due to acquisitions. Acquisitions added $29.6 million to revenue, or 104% of the increase, while organic growth was negative $1.1 million, or 4% of revenue growth. Our U.S. organic growth rate of negative 3% compared with a positive 1% in the third quarter 2003, reflecting the rapid softening of premium rates for property and casualty coverage in the third quarter of 2004. Core commission income increased 79% over 2003, while contingent commissions increased 2%.

           Canadian Results

Canadian revenue grew 6% to $28.4 million, or 30% of consolidated revenue, in the third quarter 2004, primarily as a result of strong organic growth and a strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 9%, of which five percentage points reflected a stronger Canadian dollar. Net dispositions lowered revenue by $0.8 million, reflecting the sale of small fold-in operations acquired in prior years.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 27

Compensation Expense

Cash compensation in the third quarter 2004 increased 56% to $57.6 million from $36.9 million, while non-cash stock based compensation grew 515% to $8.3 million from $1.4 million in the third quarter 2003. As a percentage of revenue, cash compensation expense increased to 61% from 57% a year earlier due primarily to negative organic growth in the United States and a relatively higher level of compensation cost as a percentage of revenue in the Talbot organization. The increase in non-cash stock based compensation expense reflects $6.9 million, or $0.20 per diluted share, related to the amortization of the estimated earnout payable to management of Talbot over the next three years and the amortization of restricted share units granted in the first quarter 2004 as part of the change in the Company’s management bonus plan.

Compensation Comparison

For the three months ended September 30,
($ in thousands)

				% of
				Revenue

	2004	2003	% Change	2004	2003

Compensation (cash)	$57,593	$36,855	56%	61%	57%
Non-cash stock based compensation	8,346	1,355	515%	8%	2%

Total	$65,939	$38,210	73%	69%	59%

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

The Company estimates the non-cash stock based compensation expense for 2004 through 2009 will be:

Year ended December 31,	2004	2005	2006	2007	2008	2009

Stock options granted June 2002	$1,945	$861	$—	$—	$—	$—
Stock options granted February 2003	427	393	—	—	—	—
Stock based compensation granted for 2003 bonuses	2,390	2,376	2,290	2,200	2,200	2,200
Stock based compensation regarding Talbot acquisition	13,786	21,669	10,772	1,445	—	—
Restricted Share Units	1,566	1,560	1,553	1,517	1,517	255

	$20,114	$26,859	$14,615	$5,162	$3,717	$2,455

In total, as of September 30, 2004, we had issued and outstanding approximately 1.5 million stock options at a weighted average exercise price of $15.47. Our closing share price on the New York Stock Exchange was $18.08 on September 30, 2004.

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 41% to $19.6 million in the third quarter 2004 as compared to 2003. As a percentage of revenue, selling, occupancy and administration expense decreased slightly to 21% versus 22%, due to expense control.

28 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

Depreciation

Depreciation increased 26% to $2.0 million in the third quarter 2004 compared to 2003. As a percentage of revenue, depreciation remained constant at 2%.

Interest Expense

Interest expense increased 84% to $2.3 million from $1.3 million in the third quarter 2004 as compared to 2003, primarily as a result of higher debt levels associated with the acquisition of Talbot. The benefits of an interest rate swap that was entered into during the third quarter of 2003 — which effectively converted $65 million of fixed interest rate senior notes into floating rate instruments — was $0.4 million in the third quarter 2004 versus $0.7 million in the third quarter of 2003.

Intangible Asset Amortization

Intangible asset amortization increased 127% to $1.9 million in the third quarter 2004. As a percentage of revenue this expense increased to 2% from 1% in the third quarter 2003, primarily due to the amortization of intangible assets acquired as a result of acquisitions during 2004.

Gain/ Loss on Disposal of Subsidiaries, Property, Equipment and Other Assets

The third quarter 2004 included gains of $1.0 million on the sale of investments and assets and shares of certain brokerages compared with a gain of $0.3 million in the third quarter 2003.

Provision for Income Tax Expense

Our effective tax rate increased in the third quarter 2004 to 72.1% from 32.1% due primarily to non-cash stock based compensation expense related to the acquisition of Talbot which is not deductible for tax purposes.

Net Earnings and Earnings Per Share

Our net earnings decreased 83% to $1.1 million in the third quarter 2004, due to $6.9 million of non-cash stock based compensation associated with the acquisition of Talbot. As a percentage of revenue, net earnings decreased to 1% from 11% in the third quarter 2003 and diluted earnings per share decreased 82% to $0.04.

As shown in the table on page 27, net earnings increased $0.4 million or $0.01 per diluted share as a result of the Canadian dollar strengthening versus the U.S. dollar in the third quarter 2004. In the third quarter 2003, net earnings increased $0.5 million or $0.02 per diluted share due to foreign exchange rates and an additional $1.0 million or $0.03 per diluted share due to life insurance proceeds received. The table also shows the impact of $6.9 million or $0.20 per diluted share of non-cash stock based compensation relating to the Talbot acquisition.

Results of Operations

Nine months ended September 30, 2004 compared with nine months ended

September 30, 2003

Revenue

Revenue grew 23% to $256.5 million in the first nine months 2004. We benefited from strong organic growth rates at most hubs, contributions from brokerages acquired in the last 12 months and a strengthening Canadian dollar compared to the U.S. dollar.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 29

The table below shows a breakdown of our revenue by segment and type for the nine months ended September 30, 2004 including organic growth:

	Revenue

					Adjustment
	First Nine				for
(in thousands of U.S. dollars, except	Months		Total Net	Total Net	(Acquisitions)	Organic	Organic
percentages)	2004	2003	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$228,858	$184,755	$44,103	24%	$(32,238)	$11,865	6%
Contingent
Commissions and Volume Overrides	19,940	17,150	2,790	16%	(530)	2,260	13%
Other Income	7,684	5,798	1,886	33%	(1,484)	402	7%

Total	$256,482	$207,703	$48,779	23%	$(34,252)	$14,527	7%

U.S.
Commission Income	$146,593	$111,324	$35,269	32%	$(33,396)	$1,873	2%
Contingent
Commissions and Volume Overrides	13,437	12,575	862	7%	(531)	331	3%
Other Income	5,948	4,032	1,916	47%	(1,529)	387	10%

Total	$165,978	$127,931	$38,047	30%	$(35,456)	$2,591	2%

Canada
Commission Income	$82,265	$73,431	$8,834	12%	$1,158	$9,992	14%
Contingent
Commissions and Volume Overrides	6,503	4,575	1,928	42%	1	1,929	42%
Other Income	1,736	1,766	(30)	(2)%	45	15	1%

Total	$90,504	$79,772	$10,732	13%	$1,204	$11,936	15%

Of the $48.8 million in new revenue we reported, $34.3 million, or 70%, reflected growth through acquisition, while $14.5 million, or 30%, resulted from organic growth. By comparison, acquired brokerages added $31.1 million, or 61%, of growth in the first nine months of 2003, while organic growth contributed $20.3 million, or 39%, of our revenue increases. The acquisition of Talbot will have a significant impact on the percentage of our growth from acquisitions for the next nine months. Organic growth was 7% in the first nine months of 2004, including the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the first nine months, the rise of the Canadian dollar versus the U.S. dollar contributed three percentage points of our 7% growth rates in revenue.

Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 89% of our revenue base in the first nine months 2004. These “core” commissions represent a lower percentage of total revenue than is the norm for a full year, because we typically earn the majority of our contingent commissions and volume overrides early in the year. For the year ended December 31, 2003, commission income provided approximately 91% of our revenue base. In addition to these “core” commissions, the company derives revenue from:

•	Volume overrides — additional compensation paid by insurance companies to brokerages on the basis of the overall volume of business a brokerage places with the insurance company.

•	Contingent commissions — additional compensation based on the profit an insurance company makes on the book of business a brokerage places with the insurance company.

•	Other income — comprised primarily of premium finance fees, fees charged to clients in lieu of commissions and interest income, including income earned while we hold client premiums on behalf of insurance companies.

See our discussion of recent developments regarding compensation arrangements under “— Three months ended September 30, 2004 compared with three months ended September 30, 2003 — Revenue.”

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the first nine months 2004 and 2003 results included a number of factors that complicate

30 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

direct comparisons. The following chart shows the net earnings and diluted earnings per share impact that several of these factors had during first nine months in 2004 and 2003 to increase investor understanding.

(in thousands of U.S. dollars, except per share amounts)	Net Earnings	Diluted EPS

Nine months ended September 30, 2004 reported net earnings (Canadian GAAP)	$22,360	$0.68
Impact of foreign exchange	$(1,235)	$(0.04)
Impact of write-off of trademarks	$1,656	$0.05
Impact of non-cash stock based compensation — Talbot	$6,889	$0.20
Nine months ended September 30, 2003 reported net earnings (Canadian GAAP)	$25,833	$0.81
Impact of foreign exchange	$(1,229)	$(0.04)
Life insurance proceeds	$(1,000)	$(0.03)

As shown above, the impact of foreign exchange in the first nine months 2004 as compared to 2003 was constant. In 2004, we wrote off $1.7 million (after tax) of intangible assets related to trademarks as part of our corporate branding initiative and recorded $6.9 million of non-cash compensation related to the Talbot acquisition.

Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the first nine months 2004, the strength of the Canadian dollar versus the U.S. dollar had the same impact on our results as it did in the first nine months 2003. Any decline in the Canadian dollar relative to the U.S. dollar would have a negative effect on our results. See “Market Risk”.

           U.S. Results

U.S. revenue grew 30% to $166 million, or 65% of consolidated revenue, in the first nine months 2004 as compared to 2003, due to both operations acquired in the prior 12 months and organic growth. Acquisitions added $35.5 million to revenue — 93% of the increase while organic growth provided $2.6 million, or 7% of revenue growth. Our U.S. operations posted an organic growth rate of 2% in the first nine months 2004, a 67% decrease from 6% in the first nine months 2003, due to declining insurance rates throughout the period. Core commission income increased 32%, while contingent commissions and volume overrides grew 7%.

During the first nine months of 2004, the U.S. market experienced some softening of premium rates for property and casualty coverage. However, insurance rates decreased much more significantly in the third quarter 2004. Hard insurance pricing in 2003 contributed strongly to a significant increase in contingent profitability income received from insurers in 2004, based on 2003 results.

           Canadian Results

Canadian revenue grew 13% to $90.5 million, or 35% of consolidated revenue, in the first nine months 2004 as compared to 2003, primarily as a result of organic growth, along with a strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 15%, of which eight percentage points reflected a stronger Canadian dollar. Net dispositions lowered revenue by $1.2 million reflecting the sale of a few small operations acquired in prior years. Canadian premium rates fell significantly in the third quarter 2004. Canadian operations benefited strongly from an increase in contingent commissions and volume overrides, which grew 42% in the first nine months 2004, versus a 27% growth rate in first nine months 2003. The reason for this increase was the same as in the United States.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 31

Compensation Expense

Cash compensation expense for the nine months ended September 30, 2004 increased 23% to $140.3 million from $113.7 million, while non-cash stock based compensation grew 226% to $11.7 million from $3.6 million in the first nine months 2003. As a percentage of revenue, cash compensation expense remained constant at 55%, reflecting the benefits of higher contingent payments, which do not have payroll cost associated with them, and changes to the Company’s management bonus plan, offset by the impact of negative organic growth in the United States in the third quarter.

Compensation Comparison

For the nine months ended September 30,
($ in thousands)

				% of Revenue

	2004	2003	%Change	2004	2003

Compensation (cash)	$140,344	$113,744	23%	55%	55%
Non-cash stock based compensation	11,661	3,575	226%	4%	1%

Total	$152,005	$117,319	30%	59%	56%

Our non-cash stock based compensation includes stock options and restricted share units for senior employees as well as the amortization of $6.9 million, or $0.20 per diluted share, of non-cash stock based compensation related to the estimated earnout due to management of Talbot over the next three years. In response to investor interest in the true impact of these costs, we began recognizing the expense of non-cash stock based compensation during 2003. Options vest evenly over three years and expire in seven years from issuance. Shares derived from the options are held in escrow for a period of five years from the date the options are granted, subject to early release in certain circumstances. Restricted share units vest over periods ranging from 48 months to 95 months. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each quarter related to stock options will vary with respect to exercise and forfeiture of options.

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 25% to $51.3 million in the first nine months 2004 as compared to 2003. As a percentage of revenue, selling, occupancy and administration expense remained constant at 20%.

Depreciation

Depreciation remained consistent at 2% of revenue in the first nine months 2004 and 2003.

Interest Expense

Interest expense increased 37% to $5.7 million from $4.2 million in the first nine months 2004, primarily as a result of higher debt levels incurred in the Talbot acquisition during the third quarter. The benefits of an interest rate swap that was entered into during the third quarter of 2003 which effectively converted $65 million of fixed interest rate senior notes into floating rate instruments, were $1.1 million in the first nine months 2004 and $0.7 for the same period during 2003.

Intangible Asset Amortization

Intangible asset amortization increased 51% to $3.6 million in the first nine months 2004 as a result of acquisitions. As a percentage of revenue, this expense remained unchanged at 1%.

32 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

Gain/ Loss on Disposal of Subsidiaries, Property, Equipment and Other Assets

The nine months ended September 30, 2004 included gains of $1.5 million on the sale of investments and assets and shares of certain brokerages compared with a gain of $0.3 million in the nine months ended September 30, 2003.

Loss on Write-Off of Trademarks

In January 2004, we adopted a corporate marketing and positioning strategy to build awareness of the Hub brand across all of our markets and to encourage greater coordination and collegial identity among our employees. As part of this corporate identity program, we have reassigned a number of key executives to new or expanded areas of responsibility and determined that future marketing and communications will be conducted under the Hub International name, rather than the traditional corporate names of acquired brokerages. As a result, certain of our subsidiaries changed their names and we recognized a non-cash pre-tax expense of approximately $2.6 million related to the write-off of trademarks.

Provision for Income Tax Expense

Our effective tax rate increased in the first nine months 2004 to 40.5% from 35.3% due primarily to non-cash stock based compensation expense related to the acquisition of Talbot which is not deductible for tax purposes.

Net Earnings and Earnings Per Share

Our net earnings decreased 13% to $22.4 million in the first nine months 2004, primarily as a result of non-cash stock based compensation expense related to Talbot. Accordingly, as a percentage of revenue, net earnings decreased to 9% in the first nine months 2004 compared to 12% in the first nine months of 2003. Diluted earnings per share also decreased 16% to $0.68.

As shown in the table on page 31, net earnings increased $1.2 million or $0.04 per diluted share, due to the strengthening Canadian dollar versus the U.S. dollar and decreased $6.9 million or $0.20 per diluted share as a result of non-cash stock based compensation, relating to the Talbot acquisition. Also in the first nine months 2004, diluted earnings per share decreased $0.05 due to the write-off of trademarks. In the first nine months of 2003, net earnings increased $1.2 million from foreign exchange rates and $1.0 million from life insurance proceeds.

Cash Flow, Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $78.1 million, a decrease of 5%, from $82.1 million as of December 31, 2003. Operating activities generated $30.9 million of cash in the nine months ended September 30, 2004 compared to $43.4 million in 2003. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the change in trust cash, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. In 2004, $88.8 million of cash was used in investing activities, primarily for the purchase of subsidiaries and acquisitions of property and equipment compared to $16.0 million in 2003. Also in 2004, $52.7 million of cash was generated by financing activities, primarily resulting from long-term debt advances, compared to $8.7 million generated in the first nine months 2003. In 2004, the effect of exchange rate changes on cash and cash equivalents was an increase of $1.2 million compared to an increase of $2.3 million in 2003. Net debt, defined as long-term debt ($154.9 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $78.1 million) as of September 30, 2004, was $111.8 million compared with $31.7 million as of December 31, 2003, primarily as a result of additional long-term debt associated with the acquisition of Talbot.

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

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 33

In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR, which were 1.84% and 1.12% at September 30, 2004 and December 31, 2003 respectively. The facility is available on a revolving basis for one year and expires on April 22, 2005. However if the revolving period is not extended, we may convert the outstanding balance under the facility to a three-year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million and $NIL at September 30, 2004 and December 31, 2003, respectively. We were in compliance with all financial covenants governing this facility as of September 30, 2004 and December 31, 2003.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $9 million facility which bears interest at the bank’s U.S. base rate plus 50 basis points. Borrowings under this facility are repayable on demand.

As of September 30, 2004 we had $65 million aggregate principal amount of unsecured senior notes outstanding. The senior notes were issued in two series: Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized over the term of the notes.

On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, in order to ensure that we pay a current market interest rate on that portion of our borrowings. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As of September 30, 2004, we estimated the fair value of the swap was $1.7 million, which is not recognized in our financial statements. Accordingly, $1.7 million is the estimated amount that we would need to pay to terminate the swap as of September 30, 2004.

Also at September 30, 2004 we had outstanding a $7.5 million term loan from an insurance carrier with which we place insurance. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduces the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Credits earned for the year ended December 31, 2003 reduced interest payments to zero from $0.8 million. It is not yet determinable if a credit has been earned for 2004.

In addition to these primary credit sources, we ended September 30, 2004 with $17.2 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/ or borrowings under our credit facilities as the subsidiary debt becomes due during 2004 through 2010. Of the outstanding subsidiary debt, $10.4 million is secured by liens on certain assets of our subsidiaries.

Also at September 30, 2004, we had outstanding $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax (the Fairfax notes). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. If Fairfax had converted all of the Fairfax notes, Fairfax would have owned approximately 32% of our total outstanding common shares as of September 30, 2004, versus the 26% of outstanding shares which it held on that date.

At September 30, 2004, our cash position included approximately $56.1 million deployed as working capital at the brokerage level and approximately $22.0 million available for acquisitions. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the

34 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

year. However, we intend to use common shares as consideration for approximately 30-70% of the value of a hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA, which is not a GAAP measure) for acquired brokerages.

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

Our debt to capitalization ratio (debt as a percentage of debt and shareholders’ equity) increased to 34% at September 30, 2004, compared with 25% at December 31, 2003. If all lines of credit and other loan facilities were fully utilized by the company at September 30, 2004 our ratio of debt to capitalization would have been 36%, which is within the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than 45%. As of September 30, 2004, we were in compliance with the financial covenants under all of our debt instruments.

Contractual obligations

The table below summarizes our contractual obligations and commercial commitments as of September 30, 2004:

Payments due by period		On	Less than	1-3	4-5	After
(in thousands)	Total	Demand	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$154,307	$—	$6,290	$15,313	$85,308	$47,396
Capital lease obligations	567	—	312	255	—	—
Operating lease obligations	78,700	—	16,074	26,427	19,362	16,837
Executive share purchase plan loans	500	—	—	—	500	—

Total	$234,074	$—	$22,676	$41,995	$105,170	$64,233

Acquisitions

In connection with the acquisition of Talbot on July 1, 2004, we will purchase Talbot management’s special shares of Satellite Acquisition Corp. over the next three years, using a combination of both our restricted and unrestricted common shares. Payments will be made in on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12-month periods ending December 31, 2004, 2005 and 2006, respectively. We will record the contingent payment to management as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. For the quarter ended September 30, 2004, we recorded $6.9 million of non-cash stock based compensation with an offsetting credit to accrued liabilities for the same amount. Based on Talbot’s financial performance projected for 2004, management estimates we may be obligated to pay contingent payments of approximately $41 million in our common shares, in addition to the $6.9 million of payments mentioned above.

In connection with the acquisition of Hooper Hayes and Associates, Inc., in 2003 we issued 196,000 shares that are being held in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of September 30, 2004, 103,000 shares have been released from escrow.

In connection with various other acquisitions completed through September 30, 2004, we may be obligated to pay contingent consideration of approximately $8.5 million cash and $3.1 million in common shares based upon management’s best estimate of the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 35

connection with contingent consideration earned as at September 30, 2004, the financial statements reflect a liability to pay cash of $1.1 million and an obligation to issue common shares valued at approximately $0.1 million as of September 30, 2004.

Contingent liabilities

In April 2004, Kaye Insurance Associates, Inc. (“Kaye Insurance”), a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers and insurance companies as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. Kaye Insurance discloses such agreements on its invoices to clients and on its web site. In addition, we disclose the arrangements in our public filings. In August 2004, Kaye Insurance received a second subpoena from the Office of the Attorney General of the State of New York seeking information regarding all revenue that Kaye Insurance may have derived from insurance companies. In September 2004, Kaye Insurance received a third subpoena from the Office of the Attorney General of the State of New York seeking information regarding any fictitious and inflated insurance quotes to which Kaye may have been a party. We have retained external counsel to assist us in responding to the New York Attorney General’s inquiries and, among other things, have requested that such external counsel conduct an investigation to determine whether any current or former employee of Hub engaged in the practice of falsifying or inflating insurance quotes. Substantial progress has been made with respect to such investigation at Kaye Insurance and such investigation is otherwise ongoing as to Kaye and other subsidiaries. To date, management is unaware of any such wrongdoing. We continue to fully cooperate with the Attorney General’s inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, our revenue, profitability and liquidity may be materially adversely affected.

In August 2004, Talbot Agency of Illinois, Inc., a subsidiary of Hub, received a letter and questionnaire from the Attorney General of the State of Connecticut regarding certain compensation agreements between insurance brokers and insurance companies. We have responded to the Connecticut Attorney General.

In October 2004, we were joined as a defendant in a class action lawsuit against 30 different insurance brokers and insurance companies. The lawsuit was originally filed in August 2004 in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc., a client of a Marsh & McLennan subsidiary. It now names the ten largest U.S. insurance brokers and four of the largest commercial insurers. The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” We dispute the allegations of the complaint and intend to vigorously defend against the suit. However, a finding that the contingent commission structure conflicts with an insurance broker’s duty to its clients as well as the cost of defending against the lawsuit and the diversion of management’s attention could have a material adverse effect on our revenue, profitability and liquidity.

Several state and provincial authorities in jurisdictions in which we operate have also commenced investigations of the structure of sales commissions paid by insurance companies to insurance brokers and other relationships between insurance companies and insurance brokers. On November 8, 2004, our Illinois based subsidiary received a subpoena from the Department of Financial and Professional Regulation, Division of Insurance, of the State of Illinois. We are reviewing that subpoena. On November 9, 2004, we received a request from the Texas Department of Insurance seeking information on premiums earned on risks placed in that state. The Florida Attorney General also very recently announced the commencement of an investigation. We expect that we may receive a subpoena from the Florida Attorney General in the near future.

In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4.2 million and $4.5 million as of September 30, 2004 and December 31, 2003, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 446,000 and 478,000 common shares as of September 30, 2004 and

36 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

December 31, 2003, respectively, which have a market value of $8.0 million and $8.1 million as of September 30, 2004 and December 31, 2003, respectively. Interest on the loans in the amount of $141,000 and $222,000 for the nine months ended September 30, 2004, and 2003, respectively, was paid by us and is included in compensation expense. We no longer make loans to our executive officers and directors.

In the ordinary course of business, we are subject to various other claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all such other asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

Shareholders’ Equity

Restricted share units. For the nine months ended September 30, 2004, restricted share units totaling 991,000 were issued in connection with the restructuring of our management bonus agreement and 84,000 restricted share units were issued in connection with the renegotiation of contingent consideration for J.P. Flanagan Corporation.

Share repurchases. For the nine months ended September 30, 2004, no common shares were repurchased by us, other than shares equal in value to $71,000 under the executive purchase plan.

Shares reserved for issuance. As of September 30, 2004, 3.6 million common shares were reserved for issuance under our equity incentive plan, of which approximately 3.2 million stock options and restricted share units were outstanding.

Shareholders’ equity increased by $29.8 million, or 9%, to $372.6 million as of September 30, 2004 from $342.8 million as of December 31, 2003. This increase resulted from net earnings of $22.4 million, an increase in contributed surplus of $6.3 million related primarily to non-cash stock based compensation, $3.4 million of shares issued in connection with acquisitions, an increase in the cumulative translation account of $1.8 million, (due mainly to the strengthening of the Canadian dollar compared to the U.S. dollar in 2004) and exercise of stock options for $0.5 million. The increase in shareholders’ equity was offset by the declaration of dividends of $4.6 million in 2004.

Market Risk

Interest rate risk

We are exposed to interest rate risk in connection with our senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes into floating rate payments, and our revolving U.S. dollar LIBOR loan. As a result each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of September 30, 2004 would result in approximately $0.8 million decrease in our earnings.

Exchange rate sensitivity

We report our revenue in U.S. dollars. Our Canadian operations earn revenue and incur expenses in Canadian dollars. Given our significant Canadian dollar revenue, we are sensitive to the fluctuations in the value of the Canadian dollar and are therefore exposed to foreign currency exchange risk. Foreign currency exchange risk is the potential for loss in revenue and net income as a result of a decline in the U.S. dollar value of Canadian revenue due to a decline in the value of the Canadian dollar compared to the U.S. dollar.

The Canadian dollar is subject to volatility. It experienced a significant decline in its value compared to the U.S. dollar in 2001, increased significantly in value throughout 2003 and declined in value in the first nine months of 2004. At September 30, 2004 and 2003, respectively, one U.S. dollar equaled $1.2639 and $1.3504 Canadian dollars. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the three months ended September 30, 2004, and 2003.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 37

(in thousands of U.S. dollars)	2004		2003

Revenue	+/-$	371	+/-$	1,137
Net earnings	+/-$	96	+/-$	123
Cumulative translation account	+/-$	6	+/-$	107

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

Goodwill and Other Intangible Assets

Intangible assets arising from acquisitions consist of the following:

	September 30,	December 31,
(in thousands of U.S. dollars)	2004	2003

Customer relationships	$95,894	$43,422
Non-competition covenants	4,099	2,643
Trademarks	—	2,587
Goodwill	385,604	323,185
Accumulated amortization	(26,081)	(23,072)

Total	$459,516	$348,765

We completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2004 and 2003. Based on the testing performed, no impairment losses were incurred.

The amounts allocated to customer relationships were determined by discounting the expected future net cash flows from commissions with consideration given to remaining economic lives, renewals and associated expenses. The amounts allocated to non-competition covenants were determined using an income approach with consideration given to economic benefits associated with having the covenants in place versus damages that would ensue absent the agreements. In the case of trademarks, a cash flow royalty savings approach, addressing the economic benefits of the trademarks, was used. The balance of the purchase price is allocated to goodwill.

Customer relationships are amortized on a straight-line basis over their estimated economic useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life of covenant. During the first quarter 2004 certain of our subsidiaries initiated a plan to change their names and as a result we recognized a non-cash loss on the write-off of trademarks of $2.6 million before tax. Prior to 2003, we amortized goodwill primarily over a period of forty years. Under the new accounting standards adopted in 2003, goodwill is not amortized and is evaluated annually for impairment. For the three months and nine months ended September 30, 2004 and 2003, our amortization has been comprised of the following:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

(in thousands of U.S. dollars)	2004	2003	2004	2003

Customer relationships	$1,846	$748	$3,503	$2,250
Non-competition covenants	58	92	118	147

Total	$1,904	$840	$3,621	$2,397

38 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

We estimate that our amortization charges for intangible assets for 2004 through 2008 for all acquisitions consummated to date will be:

Year ended December 31,
(in thousands of U.S. dollars)	2004	2005	2006	2007	2008

Customer relationships	$5,375	$7,377	$7,376	$7,376	$7,376
Non-competition covenants	190	110	84	76	—

Total	$5,565	$7,487	$7,460	$7,452	$7,376

Related Party Transactions

We had transactions with, and recorded revenue from, the following related parties:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2004	2003	2004	2003
(in thousands of U.S. dollars)
Northbridge Financial Corporation	$4,953	$5,469	$15,904	$12,091
Crum & Forster Holdings, Inc.	84	221	443	1,052
Fairfax Inc.	463	1,665	3,053	5,928

	5,500	7,355	19,400	19,071
Old Lyme Insurance Company, Ltd (“OLIC”)	1,066	—	1,297	—

	$6,566	$7,355	$20,697	$19,071

As of September 30, 2004 and December 31, 2003, we had accounts receivable and accounts payable balances with the above related parties in the amounts of $3.9 million and $11.2 million, for September 30, 2004, respectively, and $3.2 million and $18.0 million for December 31, 2003, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies listed above, except for OLIC, are related through common ownership by Fairfax Financial Holdings Limited (Fairfax), which owns approximately 26% of our common shares as of September 30, 2004. During the second quarter of 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, our Chief Operating Officer and a director of Hub, and Michael Sabanos, our Director, Mergers & Acquisitions. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own the company.

As of September 30, 2004 and December 31, 2003, subordinated convertible debentures of $35 million were held by certain subsidiaries of Fairfax.

During the first nine months of 2004 and 2003, we incurred expenses related to rental of premises from related parties in the amount of $1.6 million, respectively. At September 30, 2004 and December 31, 2003, we also had accounts receivable due from related parties in the amount of $2.7 million and $3.5 million respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of the accounts receivable, as of September 30, 2004 and December 31, 2003, $1.8 million and $1.9 million were related to company loans to employees to purchase shares under our executive share purchase plan. As collateral, the employees have pledged 146,000 and 153,000 common shares as of September 30, 2004 and December 31, 2003, respectively, which have a market value of $2.6 million as of September 30, 2004 and December 31, 2003, respectively.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 39

Off-Balance Sheet Transactions

Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction — which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $1.7 million is not recognized in our Canadian GAAP financial statements. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates and record the swap on our U.S. GAAP balance sheet at is fair value. Changes in the fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt. We have no other material off-balance sheet arrangements.

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us which is required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no changes in our internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, there can be no assurance that our controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2004, Kaye Insurance Associates, Inc. (“Kaye Insurance”), a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers and insurance companies as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. Kaye Insurance discloses such agreements on its invoices to clients and on its web site. In addition, we disclose the arrangements in our public filings. In August 2004, Kaye Insurance received a second subpoena from the Office of the Attorney General of the State of New York seeking information regarding all revenue that Kaye Insurance may have derived from insurance companies. In September 2004, Kaye Insurance received a third subpoena from the Office of the Attorney General of the State of New York seeking information regarding any fictitious and inflated insurance quotes to which Kaye may have been a party. We have retained external counsel to assist us in responding to the

40 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

New York Attorney General’s inquiries and, among other things, have requested that such external counsel conduct an investigation to determine whether any current or former employee of Hub engaged in the practice of falsifying or inflating insurance quotes. Substantial progress has been made with respect to such investigation of Kaye Insurance and such investigation is otherwise ongoing as to Kaye and other subsidiaries. To date, management is unaware of any such wrongdoing. We continue to fully cooperate with the Attorney General’s inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, our revenue, profitability and liquidity may be materially adversely affected.

In August 2004, Talbot Agency of Illinois, Inc., a subsidiary of Hub, received a letter and questionnaire from the Attorney General of the State of Connecticut regarding certain compensation agreements between insurance brokers and insurance companies. We have responded to the Connecticut Attorney General.

In October 2004, we were joined as a defendant in a class action lawsuit against 30 different insurance brokers and insurance companies. The lawsuit was originally filed in August 2004 in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc., a client of a Marsh & McLennan subsidiary. It now names the ten largest U.S. insurance brokers and four of the largest commercial insurers. The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” We dispute the allegations of the complaint and intend to vigorously defend against the suit. However, a finding that the contingent commission structure conflicts with an insurance broker’s duty to its clients as well as the cost of defending against the lawsuit and the diversion of management’s attention could have a material adverse effect on our revenue, profitability and liquidity.

Several state and provincial authorities in jurisdictions in which we operate have also commenced investigations of the structure of sales commissions paid by insurance companies to insurance brokers and other relationships between insurance companies and insurance brokers. On November 8, 2004, our Illinois based subsidiary received a subpoena from the Department of Financial and Professional Regulation, Division of Insurance, of the State of Illinois. We are reviewing that subpoena. On November 9, 2004, we received a request from the Texas Department of Insurance seeking information on premiums earned on risks placed in that state. The Florida Attorney General also very recently announced the commencement of an investigation. We expect that we may receive a subpoena from the Florida Attorney General in the near future.

In the normal course of business, we are involved in various other claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such other pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2004, we issued 23,735 common shares to the former shareholder of B. & D.A. Weisburger. in connection with our acquisition of the assets of that brokerage. On August 6, 2004, we issued an additional 20,350 common shares to the former members of Bush, Cotton & Scott, LLC in connection with our acquisition of the membership interest of that brokerage on April 21, 2004.

All of the shares issued in transactions described above were issued in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Item 5. Other Information

Additional Risk Factor

In addition to those risks described under the captions “Risks related to our business” and “Risks related to our common shares,” which are incorporated by reference herein from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004, the following additional risk factor is also applicable to our business and to our common shares.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 41

Regulatory investigations and class action lawsuits related to the structure of compensation paid by insurance companies to insurance brokers may result in prohibitions of contingent commissions or significant fines or judgments that could have a material adverse effect on our financial condition, results of operation and liquidity.

We and several other insurance brokers are currently the subject of an investigation being conducted by the Office of the Attorney General of the State of New York regarding contingent compensation agreements between insurance brokers and insurance companies. One of our subsidiaries also received a letter and questionnaire from the Attorney General of the State of Connecticut regarding certain compensation agreements between insurance brokers and insurance companies, to which we have responded. Several state and provincial authorities in jurisdictions in which we operate have also commenced investigations of the structure of sales commissions paid by insurance companies to insurance brokers and other relationships between insurance companies and insurance brokers. On November 8, 2004, our Illinois based subsidiary received a subpoena from the Department of Financial and Professional Regulation, Division of Insurance, of the State of Illinois. We are reviewing that subpoena. On November 9, 2004, we received a request from the Texas Department of Insurance seeking information on premiums earned on risks placed in that state. The Florida Attorney General also very recently announced the commencement of an investigation. We expect that we may receive a subpoena from the Florida Attorney General in the near future. While it is not possible to predict the outcome of any of these investigations, the cost of cooperating with these investigations is significant. Moreover, if such compensation agreements were to be restricted or no longer permitted, or if we were subject to a significant fine, our revenue, profitability and liquidity may be materially adversely affected.

In October 2004, we were named as a defendant in a class action lawsuit against 30 different insurance brokers and insurance companies. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” The cost of defending against the lawsuit, and diversion of management’s attention, may be significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in such class action lawsuit or a similar suit could result in a significant judgment against us that could have a material adverse effect on our financial position, results of operation and liquidity.

An adverse result in either a regulatory investigation or class action lawsuit could also cause a significant decline in the market price of our common shares, which could cause our shareholders to lose a significant portion of their investment in our common shares.

Information Concerning Forward-Looking Statements

This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

42 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance companies;

•	the actual costs of resolution of contingent liabilities; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.

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

Dividends

On July 29, 2004 the Board of Directors declared a dividend of $0.05 on our common shares, payable September 30, 2004 for the quarter ended September 30, 2004 to shareholders of record on September 15, 2004.

Item 6. Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

INTERIM REPORT SEPTEMBER 30, 2004	HUB INTERNATIONAL LIMITED 43

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/s/ DENNIS J. PAULS

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

DATE: November 9, 2004

44 HUB INTERNATIONAL LIMITED	INTERIM REPORT SEPTEMBER 30, 2004