Form 10-K
period 2004-12-31
HUB INTERNATIONAL LTD
filed 2005-03-16
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004 Or

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒          No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., other than directors, officers, or holders of more than 5% of the registrant’s common stock although such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant) computed by reference to the closing sales price on the New York Stock Exchange on June 30, 2004 was $386,770,406.
The number of shares of the registrant’s common stock, issued and outstanding as of March 1, 2005 was 30,584,013.
Documents Incorporated by Reference
Those sections or portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the “2005 Proxy Statement”) involving the election of directors and other matters at the annual and special meeting of shareholders of the registrant to be held on May 11, 2005, are incorporated by reference in Part III of this report.

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Reference in this Annual Report on Form 10-K to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. We publish our consolidated financial statements in U.S. dollars. All reference in this report to “dollars” or “$” refer to U.S. dollars and all reference to “Canadian dollars” and “C$” refer to Canadian dollars, unless otherwise noted. Except as otherwise indicated, all financial statements and financial data contained in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in Canada, or Canadian GAAP, which differs in certain respects from generally accepted accounting principles in the United States of America, or U.S. GAAP. Please see note 19 to our audited consolidated financial statements for a description of the material differences between Canadian GAAP and U.S. GAAP.
Information Concerning Forward-Looking Statements
This Form 10-K includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	the resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance companies;

•	the possibility that the receipt of contingent compensation from insurance companies could be prohibited;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the actual costs of resolution of contingent liabilities; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.
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

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 3

PART I
Item 1. Business
Overview
We are a leading North American insurance brokerage providing a broad array of property and casualty, life and health, employee benefits, investment and risk management products and services. We focus primarily on middle-market commercial accounts in the United States and Canada, which we serve through our approximately 3,300 employees in nearly 200 offices, using a variety of retail and wholesale distribution channels. We define the middle market as those clients with 20 to 1,500 employees, which typically generate annual commissions and fees ranging from $2,500 to $250,000. Since our company was formed in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired an additional 101 brokerages and have established a strong presence in the northeastern, midwestern and western United States and in the Canadian provinces of Ontario, Quebec and British Columbia. Through a combination of acquiring quality brokerages with proven track records and organic growth, we have grown our revenue from $38.7 million in 1998 to $360.9 million in 2004, with 79% of the increase being attributable to acquisitions.
We operate through an organizational structure comprised of our head office, larger regional brokerages that we call “hub” brokerages and smaller brokerages that we call “fold-ins.” Our head office oversees the acquisition of hub brokerages, coordinates selling and marketing efforts, identifies cross-selling opportunities among our brokerages, negotiates significant contracts with insurers and handles certain general administrative functions. We have 14 regional “hub” brokerages, nine operating in the United States and five in Canada. Each hub brokerage has a significant market presence in a geographic region of the United States or Canada. Each hub provides insurance brokerage services and is responsible for integrating the fold-in acquisitions in its region.
We have traditionally operated our hub brokerages in a decentralized manner so that they may more effectively address their local market conditions. A hub brokerage is responsible for not only the development of its own business, but also the identification of fold-ins that can be acquired by and integrated into the operations of the hub brokerage. This process allows each hub brokerage an opportunity to strengthen its regional market presence by acquiring new or complementary products and services and management talent and improve profit margins through the reduction or elimination of redundant administrative functions, premises and systems. Our structure enables our hub brokerages to more effectively and quickly meet the changing needs of our clients in various markets, while benefiting from the operating efficiencies and leverage of a large brokerage. In 2004 we began investing more in the coordination of additional functions from our head office to enhance cross-selling, international collaboration, marketing efficiencies, total expense management and financial control initiatives.
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of our Internet website (http://www.hubinternational.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.
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
Our business is comprised of two geographic segments, the United States and Canada. The mix of products and services we offer in the United States differs from those we offer in Canada. Our product mix in the United States is comprised of more commercial line products and services as compared with more personal line products and services in Canada. In the United States in 2004, 89% of our commission income was generated from the sale of

4 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

commercial lines and 11% from personal lines. In Canada in 2004, 60% of our commission income was generated from the sale of commercial lines and 40% from personal lines.
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
Grow through selected acquisitions. The introduction of new brokerages through acquisitions is a fundamental component of our strategy. We have acquired an additional 101 brokerages since our formation in 1998. We acquire brokerages to grow our revenue, complement and supplement our existing products and services and add experienced management. In addition, acquisitions of larger brokerages allow us to further expand our hub platform and geographic footprint. We believe that we are well positioned to compete for quality brokerages and that our proven success in consolidating brokerages in the past will make us attractive to regional brokerages seeking to join with and share in the resources of a larger North American brokerage.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 5

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
Competitive advantages
We believe the following competitive advantages will enable us to achieve our objectives:
Decentralized hub approach. Our decentralized hub approach allows us to react to regional market conditions while still centrally managing the growth and profitability of our business with consistent standards. Our geographic diversity allows us to balance our revenue stream across markets and better insulates us from regional adverse developments. Our hub structure provides us with a ready platform, capable of reacting quickly to smaller brokerage acquisition opportunities, and to assimilate fold-ins once acquired.
Broad array of products and services offered through multiple distribution channels. We offer a broad array of products and services, which allows us to maintain and maximize existing client relationships and attract new clients. We offer these insurance products and services through four distribution channels: retail, wholesale property and casualty, wholesale life and financial, and call-centers. Our diversity provides us with the flexibility to determine not only the most appropriate products and services, but also the distribution channels to employ for particular market segments.
Benefits of scale. Our scale, geographic reach and operational diversity relative to smaller local brokerages, provides insurers with greater incentives to work with us. Enhanced insurer relationships often result in mutual cost savings, increased volume overrides and contingent commissions, favorable commission rates, collaborative marketing arrangements and product design, exclusive distribution rights for certain territories and products, and, in some cases, expanded authority to price and approve insurance policies on behalf of insurance companies. We strive to leverage the strength of our relationship with insurers to enhance the range of insurance products that we are able to offer to our clients. Recent legal proceedings have challenged the appropriateness of revenue sharing arrangements between insurance companies and brokerages, including contingent profit and volume override arrangements. We disagree with the underlying premise that such arrangements conflict with our duty to our clients. Our success is dependant upon our ability to provide consumers with the appropriate combination of product, service and price in an extremely competitive environment, where most insurers offer such arrangements to numerous independent brokers who are competing for the same clients. The natural forces of supply and demand in a competitive market dictate that we provide clients with their most favorable options under all of the circumstances. Additionally, a critical mass of volume allows insurers to offer products for specific insurance needs that are attractive to consumers from the perspective of both terms and price. Accordingly, we have chosen, rather than to disband them, to fully disclose the nature of such arrangements to our clients through written materials and access to information on our internet website. Our scale also makes us attractive to smaller brokerages as a potential acquiror.

6 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

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
Our operations
We were created in November 1998 when 11 Canadian brokerages merged to form Hub. Significant events that have occurred since our formation in the last five years include:

•	January 1999 — Fairfax Financial Holdings Limited (Fairfax) purchased 5.4 million common shares of Hub for $34.2 million cash.

•	January 1999 — We completed a financing whereby we issued a total of 2,838,080 common shares, on a private placement basis, at a price of $8.60 per common share or approximately $24.4 million in the aggregate. Fairfax purchased, through certain of its wholly-owned subsidiaries, 1,185,184 of the common shares.

•	February 1999 — We completed a public offering in Canada of 865,624 common shares at a price of $8.60 per share for total proceeds of approximately $7.4 million and listed our common shares on the Toronto Stock Exchange (TSX).

•	During 1999 — We acquired 44 brokerages in Canada and completed our first acquisition in the United States, Mack and Parker, Inc. now known as Hub International of Illinois Limited (HUB Illinois).

•	During 2000 — We acquired 18 brokerages in Canada and the United States including C.J. McCarthy Insurance Agency, Inc, now known as Hub International of New England, Limited. (HUB New England).

•	During 2001 — We acquired 16 brokerages in Canada and the United States including J.P. Flanagan Corporation now a part of HUB Illinois, Kaye Group Inc. now known as Hub International Group Northeast Inc., including its subsidiary Kaye Insurance Associates, Inc. now known as Hub International Northeast Limited (HUB Northeast) and Burnham Insurance Group, Inc. now known as Hub International Midwest Limited (HUB Midwest).

•	June 2002 — We completed an initial public offering in the United States of 6,900,000 common shares, at a price of $14.00 per share. Total net proceeds from the offering after deducting total expenses were approximately $88.1 million.

•	During 2002 — We acquired 8 brokerages in the United States and Canada including Hooper, Hayes and Associates, Inc., now known as. Hub International of California Inc. and Fifth Third Insurance Services, Inc., which we have renamed Hub International of Indiana Limited (HUB Midwest).

•	During 2003 — We acquired 9 brokerages in the United States and in Canada with total annualized revenue of $8.0 million.

•	During 2004 — We acquired 7 brokerages in the United States and in Canada, including Talbot Financial Corporation and Bush Cotton Scott LLC, with total annualized revenue of $115.4 million.
Our operations are currently conducted from principal offices located in Albuquerque, Chicago, New York, Los Angeles, Boston, Battle Creek, Seattle, Toronto, Vancouver and Montreal.
Acquisition process
Our senior management is responsible for identifying and negotiating the acquisition of hub brokerages that are strategically suited to our growth strategy. Typically we are familiar with the owners and management of the

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 7

acquisition target well before we initiate discussions. Most of the hub brokerages we acquire are owner operated. We perform extensive due diligence on potential targets and we determine what the budget of the acquired brokerage, including payroll and other adjustments, will be prior to completing the acquisition.
We anticipate that we will selectively acquire more hub brokerages in geographic regions where we currently have a limited presence, most notably the southeastern United States. Each new hub will be characterized by the following attributes:

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
The retention of existing management at the hub brokerages we acquire is important to the successful integration and subsequent operation of acquired brokerages. We have in the past encouraged, and may continue in the future to encourage, existing management to stay with the acquired hub brokerage by using our common shares to pay a large portion of the acquisition price. The shares the owner/ management receive typically are subject to transfer restrictions varying from three to ten years in duration. We also utilize our equity incentive plan to grant options to acquire our shares, restricted shares and restricted share units (in lieu of cash compensation or in consideration of non-competition covenants) which have vesting, exercise and transfer restrictions that are designed to encourage the long-term commitment of management to our company.
Distribution channels
We utilize retail, wholesale and call-center distribution channels, and have the ability to employ these distribution channels for specific market segments. Our brokerages use one or a combination of the following different distribution channels:

•	Retail sales and service centers that target middle-market companies provide a broad range of property and casualty insurance, life and health insurance, risk management and financial services from traditional office locations leased by our brokerages in local communities;

•	Retail call-centers provide sales and services by telephone to individuals or members of employee groups, associations, affinity groups and specific communities. We operate call-centers in Chicago and Chilliwack, British Columbia;

•	Wholesale life and financial services centers, known as managing general agents, provide life, financial and investment products and expertise to independent agents on a wholesale basis from our locations in Vancouver, Calgary, Montreal, Toronto, San Francisco, Albuquerque and Mechanicsburg, PA; and

•	Wholesale property and casualty insurance centers provide products, international risk solutions, captive management programs and specialty lines in part to our own retail brokerages, but primarily to independent brokers and corporations in North America and internationally from our locations in New York, Toronto, Montreal and Vancouver.
In addition, we are a member of the Worldwide Broker Network, a consortium of international brokerages which we can access to service clients resident in the United States and Canada who require insurance internationally.

8 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Competition
The insurance brokerage industry is highly competitive. We face several sources of competition including other brokerages, insurance companies, banks and other financial services companies. Brokerage consolidators have been active in the market over several years. Consolidators, often publicly traded corporations, consolidate small to medium size independent brokerages with a view to strengthening their competitive position and increasing their market share. In addition to direct competition from the insurance companies, other sources of competition exist as banks in the United States continue their efforts to diversify their financial services to include insurance brokerage services (often through the acquisition of established insurance brokerages) and as the Canadian chartered banks lobby for greater flexibility to create and market insurance products.
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
Like some of our competitors, we focus our sales efforts primarily on middle-market commercial accounts. We believe that the most likely source of competition for us in the United States will be other brokerages who pursue an acquisition or consolidation strategy similar to ours as well as other large regional brokerages. We believe that our primary competitors in Canada are local retail brokers and other large regional brokerages.
Government regulation
Licenses
In every state, province and territory in which we do business, the relevant brokerage is required to be licensed or to have received regulatory approval to conduct business. In addition to licensing requirements, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally.
In one province new regulations require enhanced disclosure of contingent compensation arrangements and other relationships with insurance companies. Similar laws and regulations have been proposed in several other jurisdictions.
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
Employees
As of December 31, 2004, we employed 3,170 persons on a full-time basis, 2,590 of whom were employed in sales and customer service and 580 of whom were employed in corporate, finance and administration. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees is good.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 9

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
Risks related to our business
Regulatory investigations and class action lawsuits related to the structure of compensation paid by insurance companies to insurance brokers may result in prohibitions of contingent commissions, affiliate relationships and/or significant fines or judgments that could have a material adverse effect on our financial condition, results of operation and liquidity.
HUB Northeast and several other insurance brokers are currently the subject of an investigation being conducted by the Office of the Attorney General of the State of New York regarding contingent compensation agreements between insurance brokers and insurance companies. Several state and provincial authorities in jurisdictions in which we operate have also commenced investigations of the structure of sales commissions paid by insurance companies to insurance brokers and other relationships between insurance companies and insurance brokers. Certain of our subsidiaries have received and responded to various letters of inquiry and subpoenas from Attorneys General and/or insurance regulators of several other states, including California, Connecticut, Texas, Illinois, Delaware, Pennsylvania and New Hampshire, and the province of Quebec. We have co-operated and are co-operating with these authorities. While it is not possible to predict the outcome of any of these investigations, the cost of cooperating with these investigations is significant. Moreover, if such compensation agreements were to be restricted or no longer permitted, or if we were subject to a significant fine, our financial condition, results of operation and liquidity may be materially adversely affected.
In October 2004, we were named as a defendant in a class action lawsuit (the “Opticare case”) filed in Federal District Court in New York against 30 different insurance brokers and insurance companies. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” In December, 2004, we were also named as one of multiple defendants in two identical class actions filed in Federal District Court in Illinois, with allegations substantially similar to those in the Opticare case. In January 2005 we were named as one of several defendants in a third class action filed in Federal District Court in Illinois, containing allegations substantially similar to those in the Opticare case and the other Illinois federal class actions. None of the complaints contain any specific factual allegations against us, but rather generally assert that all of the broker defendants engaged in the types of conduct of which the New York Attorney General charged the Marsh & McLennan companies in his suit against them. On February 17, 2005 the Federal Judicial Panel on Multidistrict Litigation transferred the Opticare case as well as three other class actions in which we are not named to the District of New Jersey. We expect that the three class actions filed in Federal District Court in Illinois will also be transferred to New Jersey. We deny the allegations made in these lawsuits and intend to vigorously defend these cases.
In January, 2005 we were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through our Chicago hub and claims that an undisclosed contingent commission was received with respect to its policy. We deny this and the other allegations of the complaint and intend to vigorously defend this case.
The cost of defending against the lawsuits, and diversion of management’s attention, are significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a class action lawsuit or a similar suit could result in a significant judgment against us that could have a material adverse effect on our financial position, results of operation and liquidity. An adverse result in either a regulatory investigation or class action lawsuit could also cause a significant decline in the market price of our common shares, which could cause our shareholders to lose a significant portion of their investment in our common shares.
Promptly after HUB Northeast’s receipt of the first New York Attorney General’s subpoena, we retained external counsel to assist us in responding to the New York Attorney General’s inquiries and, among other things, requested

10 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

that such external counsel conduct a thorough investigation of HUB Northeast to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes. Such investigation of HUB Northeast is substantially complete. Subsequently, outside counsel’s investigation was expanded to our other hubs, both for internal purposes and in the course of assisting us in responding to the inquiries of other regulatory authorities. To date, management is unaware of any incidents of falsifying or inflating insurance quotes.
Additionally, regulatory investigations regarding the insurance brokerage industry could lead to the prohibition of certain relationships, such as our ownership of wholesale brokerages or the placement of business with Old Lyme Insurance Company, Ltd., which is indirectly owned primarily by our employees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related party transactions.” Any such prohibition could have a material adverse effect on our financial condition, results of operations and liquidity.
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

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 11

We may be unsuccessful in identifying and acquiring suitable acquisition candidates, which could impede our growth and ability to remain competitive in our industry.
Our strategic plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Since our formation in 1998, approximately 79% of our revenue growth has been attributable to acquisitions. However, we may not successfully identify suitable acquisition candidates. Prospective acquisition candidates may not become available or we may not be able to complete an acquisition once negotiations have commenced. We compete for acquisition and expansion opportunities with entities that have substantially greater resources than we do and these entities may be able to outbid us for these acquisition targets. If we fail to execute our acquisition strategy, our revenue growth is likely to suffer.
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
Since our formation in November 1998 through the merger of 11 insurance brokerages, we have acquired an additional 101 brokerages. Although we conduct due diligence in respect of the business and operations of each of the brokerages we acquire, we may not have identified all material facts concerning these brokerages. For example, on one occasion we discovered a brokerage’s liability for unaccrued corporate taxes only after we had completed the acquisition of the brokerage. Unanticipated events or liabilities relating to these brokerages could have a material adverse effect on our financial condition. Furthermore, once we have integrated an acquired brokerage, it may not achieve levels of revenue, profitability, or productivity comparable to our existing locations, or otherwise perform as expected. Our failure to integrate one or more acquired brokerages so that they achieve our performance goals may have a material adverse effect on our results of operations and financial condition.
If we fail to obtain additional financing for acquisitions, we may be unable to expand our business.
Our acquisition strategy may require us to seek additional financing. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we may not be able to maintain or increase our market share or expand our business through acquisitions. Our ability to obtain additional financing will depend upon a number of factors, many of which are beyond our control. We may not be able to obtain additional satisfactory financing because we already have debt outstanding and because we may not have sufficient cash flow to service or repay our existing or additional debt. For example, as of December 31, 2004, we had $186.8 million of total debt and our two credit facilities contain covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional debt.

12 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

We cannot accurately forecast our commission revenue because our commissions depend on premium rates charged by insurance companies, which historically have varied and are difficult to predict. Any declines in premiums may adversely impact our profitability.
In 2004, we derived approximately 91% of our revenue from commissions paid by insurance companies on the sale of their insurance products to our clients. Our revenue from commissions fluctuates with premiums charged by insurers, as commissions typically are determined as a percentage of premiums. When premiums decline, we experience downward pressure on our revenue and earnings. Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions. Significant reductions in premium rates occurred during the years 1988 through 2000 as a result of expanded underwriting capacity of property and casualty insurance companies and increased competition. In some cases, property and casualty insurance companies lowered commission rates. The years 2001 through 2003 saw premium rates increase. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During the first six months of 2004 Canadian and U.S. markets both softened, although rates for certain types of coverage continued to increase. During the last half of 2004, however, insurance rates began falling at a much more rapid pace than during the first six months of the year. Because we cannot determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenue, including whether it will significantly decline. If premiums decline or commission rates are reduced, our revenue, earnings and cash flow could decline. In addition, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenue.
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
The accounting rules require that all business combinations be accounted for in accordance with the purchase method of accounting.
For all business combinations accounted for using the purchase method annual impairment testing of goodwill and indefinite life intangible assets is required. A deterioration in our operating results may adversely affect the carrying value of our goodwill and other indefinite life intangible assets. The loss of a significant client at one of our brokerages could result in an impairment of goodwill associated with such brokerage, which would cause us to take an impairment to goodwill. Such an impairment would adversely affect our earnings.
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

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 13

the past, we have experienced short-term disruptions to certain brokerage operations due to the early retirement of senior members of management at those brokerages. Our operations are not generally dependent on any one individual; however, the loss of Martin Hughes, our Chairman and Chief Executive Officer, could negatively impact our acquisition strategy in the United States due to his significant relationships and expertise in the insurance industry.
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
As of December 31, 2004, Fairfax Financial Holdings Limited owned or controlled 26% of our common shares, 32% if Fairfax converted our convertible subordinated debentures it holds. We do business with certain subsidiaries of Fairfax which represented approximately 8% of our revenue in 2004. We expect that this percentage will decrease as we complete more acquisitions in the United States. If a conflict of interest arose between us and Fairfax or one of its subsidiaries, we cannot assure you that this conflict would be resolved in a manner that would favor us. In addition, if Fairfax were to sell our common shares that it owns, it may no longer be as interested in continuing to do business with us which could have a material adverse effect on our revenue and expenses and such a sale by Fairfax could also impact our share price.
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

14 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

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
We intend to utilize our extensive customer databases for marketing and sales purposes, which we believe will enhance our ability to meet our organic growth targets. However, privacy legislation, such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 in the United States and the Personal Information Protection and Electronic Documents Act (PIPEDA) in Canada, as well as other regulatory changes, may restrict our ability to utilize personal information that we have collected in our normal course of operations to generate new sales. If we become subject to new restrictions, or other regulatory restrictions, of which we are not aware, our ability to grow our business may be adversely affected.
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
We depend on timely and accurate reporting of business conditions and financial results from our brokerages to affect our business plan and determine and report our operating results. We receive end of month reports from each of our brokerages regarding their financial condition and operating results. If an adverse business or financial development occurs at one or more of our brokerages near the beginning of a month, we may not become aware of the occurrence for several weeks which could make it more difficult for us to effectively respond to that development. In addition, if one of our brokerages were to report inaccurate financial information, we might not learn of these inaccuracies for several weeks, if at all, which could adversely affect our ability to determine and report our financial results. For example, on occasion, inconsistent accounting treatment at a brokerage has not been detected until preparation of our quarterly financial statements. We have implemented enterprise reporting software that enables us to extract financial and operating data from our brokerages electronically; however, in the event of a technical or other failure we may be unable to use this software effectively to compile our financial data or to prevent inconsistent reporting of financial information.
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

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 15

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
The price of our common shares may fluctuate substantially due to the following factors: (1) fluctuations in the price of the shares of the small number of public companies in the insurance brokerage business, (2) announcements of acquisitions as part of our growth strategy, (3) additions or departures of key personnel, (4) writedowns of assets or operations, including writedowns for intangible assets and goodwill impairment (5) announcements of legal proceedings or regulatory matters and (6) the general volatility in the stock market. The market price of our common shares could also fluctuate substantially if we fail to meet or exceed securities analysts’ expectations of our financial results or if there is a change in financial estimates or securities analysts’ recommendations. From the beginning of 2002 to March 1, 2005, the price of our common shares on the TSX has ranged from a low of C$15.50 to a high of C$27.50, and on the NYSE has ranged from a low of $11.45 to a high of $20.02.
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
Our largest shareholder may substantially influence certain actions requiring shareholder approval.
As of December 31, 2004, Fairfax owned or controlled 26% of our common shares. Fairfax also owns or controls $35 million of subordinated convertible notes, which it can convert at any time into our common shares at C$17.00 per share. If Fairfax converts the notes it would hold 32% of our common shares. Under our by-laws and articles of incorporation, Fairfax has the ability to substantially influence certain actions requiring shareholder approval, including:

•	electing members of our board of directors;

•	adopting amendments to our articles and by-laws; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.
Fairfax may have different interests than other shareholders and therefore may make decisions that are adverse to other shareholders’ interests.

16 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

We are incorporated in Canada, and, as a result, it may not be possible for shareholders to enforce civil liability provisions of the securities laws of the United States.
We are organized under the laws of Canada and some of our assets are located outside the United States. As a result, it may not be possible for the holders of our common shares to enforce against us in United States courts judgments based on the civil liability provisions of the securities laws of the United States. In addition, there is doubt as to whether the courts of Canada would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the United States or any state or hear actions brought in Canada against us or those persons based on those laws.
Item 2. Properties
We maintain our corporate headquarters in Chicago, Illinois at premises that we sublet from HUB Illinois, one of our subsidiaries. This facility, totaling approximately 8,200 square feet, contains corporate, finance, administration, sales and customer support functions. The lease on the premises expires on October 1, 2011. In addition, our brokerages lease office space in the locations in which they operate, none of which is material. In total, we hold 198 leases covering approximately 974,000 square feet with a total annual base rent for all of these locations of approximately $12.4 million.
We believe that our facilities are well maintained and in good condition and are adequate for our current needs. We expect that suitable additional space will be available as required.
Item 3. Legal Proceedings
In April 2004, HUB Northeast, formerly known as Kaye Insurance Associates, Inc., a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers and insurance companies as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. HUB Northeast discloses such agreements on its invoices to clients and on its web site. In addition, we disclose the arrangements in our public filings. In August 2004, HUB Northeast received a second subpoena from the Office of the Attorney General of the State of New York seeking information regarding all revenue that HUB Northeast may have derived from insurance companies. In September 2004, HUB Northeast received a third subpoena from the Office of the Attorney General of the State of New York seeking information regarding any “fictitious” and “inflated” insurance quotes to which HUB Northeast may have been a party. Promptly after HUB Northeast’s receipt of the first New York Attorney General’s subpoena, we retained external counsel to assist us in responding to the New York Attorney General’s inquiries and, among other things, requested that such external counsel conduct a thorough investigation of HUB Northeast to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes. Such investigation of HUB Northeast is substantially complete. Subsequently, outside counsel’s investigation was expanded to our other hubs, both for internal purposes and in the course of assisting us in responding to the inquiries of other regulatory authorities. To date, management is unaware of any incidents of falsifying or inflating insurance quotes. We continue to fully cooperate with the Attorney General’s inquiry. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, our financial condition, results of operation and liquidity may be materially adversely affected.
From August 2004 through February 2005, various other subsidiaries of Hub have received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec.
In October 2004, we were named as a defendant in a class action lawsuit (the “Opticare case”) filed in Federal District Court in New York against 30 different insurance brokers and insurance companies. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” In December, 2004, we were

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 17

also named as one of multiple defendants in two identical class actions filed in Federal District Court in Illinois, with allegations substantially similar to those in the Opticare case. In January 2005 we were named as one of several defendants in a third class action filed in Federal District Court in Illinois, containing allegations substantially similar to those in the Opticare case and other Illinois federal class actions. None of the complaints contain any specific factual allegations against us, but rather generally assert that all of the broker defendants engaged in the types of conduct of which the New York Attorney General charged the Marsh & McLennan companies in his suit against them. On February 17, 2005 the Federal Judicial Panel on Multidistrict Litigation transferred the Opticare case as well as three other class actions in which we are not named to the District of New Jersey. We expect that the three class actions filed in Federal District Court in Illinois will also be transferred to New Jersey. We dispute the allegations made in these lawsuits and intend to vigorously defend these cases.
In January, 2005 we and our affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through our HUB Illinois and claims that an undisclosed contingent commission was received with respect to its policy. We deny this and the other allegations of the complaint and intend to vigorously defend this case.
The cost of defending against the lawsuits, and diversion of management’s attention, are significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a class action lawsuit or a similar suit could result in a significant judgment against us that could have a material adverse effect on our financial condition, results of operation and liquidity.
In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

18 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
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

	NYSE		TSX
					Cash
	High	Low	High	Low	Dividends

2002
First Quarter			C$21.00	C$15.50	C$0.07
Second Quarter	$16.80	$13.46	C$25.75	C$20.00	C$0.07
Third Quarter	$16.60	$12.90	C$25.25	C$20.25	C$0.07
Fourth Quarter	$18.60	$11.45	C$29.00	C$17.71	C$0.07
2003
First Quarter	$15.05	$11.55	C$23.12	C$17.34	$0.05
Second Quarter	$17.18	$13.05	C$23.27	C$19.00	$0.05
Third Quarter	$19.97	$15.50	C$27.50	C$20.95	$0.05
Fourth Quarter	$17.05	$15.00	C$22.99	C$19.40	$0.05
2004
First Quarter	$19.25	$15.94	C$25.50	C$20.42	$0.05
Second Quarter	$19.40	$17.75	C$26.90	C$24.00	$0.05
Third Quarter	$19.62	$17.37	C$25.65	C$22.20	$0.05
Fourth Quarter	$18.84	$16.00	C$23.25	C$19.00	$0.05
2005
First Quarter (through March 1, 2005)	$20.02	$17.60	C$24.91	C$21.45	$0.06
On December 31, 2004, the closing price of our common shares on the NYSE was $18.41 and on the TSX the closing sale price was C$22.00. The exchange rate in effect at December 31, 2004 was C$1.00 per $0.8308. As of March 1, 2005, there were 30,584,013 of our common shares issued and outstanding. As of the close of business March 1, 2005, we had approximately 297 holders of record of our common shares.
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
We did not repurchase any of our shares in the fourth quarter of fiscal 2004.
Item 6. Selected Financial Data
We were formed in November 1998 through the merger of 11 independent insurance brokerages into a new company. The merger was accounted for using the pooling-of-interests method.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 19

Our results for the five year period ended December 31, 2004 reflect the acquisition of brokerages that occurred in each respective period. These acquisitions were accounted for using the purchase method. Thus, results of acquisitions are only included from the date of acquisition forward. Accordingly, the results in each period are not directly comparable.
Our historical consolidated financial statements are prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP. For a discussion of the principal differences between Canadian GAAP and U.S. GAAP as it relates to us, see note 19 to our audited consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
(in thousands of U.S. dollars,
except per share amounts)(1)	2004	2003	2002	2001	2000

Consolidated statement of earnings data:
Canadian GAAP
Revenue:
Commission income	$328,961	$259,461	$200,976	$143,063	$86,410
Contingent commissions and volume overrides	21,705	18,530	11,464	5,899	4,909
Other	10,184	8,368	7,520	5,031	3,921

	360,850	286,359	219,960	153,993	95,240

Expenses:
Cash compensation	199,520	156,320	118,667	88,015	54,701
Selling, occupancy and administration	73,199	56,606	44,932	35,276	21,778
Depreciation	7,266	6,244	5,492	3,940	1,885
Interest expense	7,470	5,191	7,317	7,447	1,981
Intangible asset amortization	5,520	3,208	1,671	4,940	3,260
Non-cash stock based compensation	20,890	4,801	1,089	—	—
Loss on write-off of trademarks	2,587	—	—	—	—
(Gain) loss on disposal of property, equipment and other assets	(1,880)	(202)	(2,679)	(173)	127
(Gain) on put option liability	—	(160)	(186)	(719)	—
Proceeds from life insurance	—	(1,000)	—	—	—

	314,572	231,008	176,303	138,726	83,732

Net earnings before income taxes	46,278	55,351	43,657	15,267	11,508
Provision for income tax expense	20,034	18,842	14,256	5,262	5,370

Net earnings(2)	$26,244	$36,509	$29,401	$10,005	$6,138

Earnings per share(2)
Basic	$0.87	$1.22	$1.27	$0.53	$0.34
Diluted	$0.80	$1.14	$1.06	$0.50	$0.34
Weighted average shares outstanding:
Basic	30,246	29,967	23,181	19,012	18,327
Diluted	35,305	33,767	30,199	20,105	18,327
Dividends declared per share(3)	$0.20	$0.20	$0.18	$0.18	$0.13

20 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

	Year Ended December 31,
(in thousands of U.S. dollars,
except per share amounts)(1)	2004	2003	2002	2001	2000

U.S. GAAP
Net earnings (Canadian GAAP)	$26,244	$36,509	$29,401	$10,005	$6,138
Cumulative effect of change in accounting policy for put options	—	335	—	—	—
Adjustment to put option liability	—	(409)	(814)	(811)	—
Adjustment to investment held for sale	—	—	(2,236)	520	—
Change in reporting currency	—	—	—	144	405

Net earnings (U.S. GAAP)(4)	$26,244	$36,435	$26,351	$9,858	$6,543

Net earnings per share (U.S. GAAP)(4)
Basic	$0.87	$1.22	$1.14	$0.52	$0.36
Diluted	$0.80	$1.14	$0.96	$0.49	$0.36

(1)	Effective October 1, 2001, we adopted the U.S. dollar as our reporting currency. Our financial results for all periods prior to October 1, 2001 have been restated from Canadian dollars to U.S. dollars at the exchange rate in effect at September 30, 2001 of C$1.00 = $0.6338.

(2)	As discussed in note 2, “Summary of significant accounting policies,” of the notes to the audited consolidated financial statements, we adopted Canadian Institute of Chartered Accountants (CICA) Section 3062 on January 1, 2002. Upon adoption of CICA Section 3062, goodwill is no longer amortized. The following table illustrates the effect that CICA Section 3062 would have had on net earnings and per share information under Canadian GAAP for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 had goodwill not been amortized:

	Year Ended December 31,
(in thousands of U.S. dollars, except
per share amounts)	2004	2003	2002	2001	2000

Reported net earnings — Canadian GAAP	$26,244	$36,509	$29,401	$10,005	$6,138
Add back: Goodwill amortization	—	—	—	3,996	2,820

Net earnings adjusted for goodwill	$26,244	$36,509	$29,401	$14,001	$8,958

Basic EPS — Reported	$0.87	$1.22	$1.27	$0.53	$0.34
Basic EPS — Adjusted for goodwill	$0.87	$1.22	$1.27	$0.74	$0.49
Diluted EPS — Reported	$0.80	$1.14	$1.06	$0.50	$0.34
Diluted EPS — Adjusted for goodwill	$0.80	$1.14	$1.06	$0.70	$0.49

(3)	We commenced payment of dividends in the second quarter of 2000.

(4)	We adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142 (SFAS No. 142) on January 1, 2002. Upon adoption of SFAS No. 142 goodwill is no longer amortized. The following table illustrates the effect that SFAS No. 142 would have had on net earnings and per share

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 21

information under U.S. GAAP for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 had goodwill not been amortized:

	Year Ended December 31,
(in thousands of U.S. dollars, except
per share amounts)	2004	2003	2002	2001	2000

Reported net earnings — U.S. GAAP	$26,244	$36,435	$26,351	$9,858	$6,543
Add back: Goodwill amortization	—	—	—	4,065	2,988

Net earnings adjusted for goodwill	$26,244	$36,435	$26,351	$13,923	$9,531

Basic EPS — Reported	$0.87	$1.22	$1.14	$0.52	$0.36
Basic EPS — Adjusted for goodwill	$0.87	$1.22	$1.14	$0.73	$0.52
Diluted EPS — Reported	$0.80	$1.14	$0.96	$0.49	$0.36
Diluted EPS — Adjusted for goodwill	$0.80	$1.14	$0.96	$0.69	$0.52

	As of December 31

(in thousands of U.S. dollars)(1)	2004	2003	2002	2001	2000

Consolidated balance sheet data
Total assets	$857,535	$699,288	$596,876	$502,296	$206,157
Total debt(2)	$186,797	$113,799	$107,038	$196,952	$34,665
Total shareholders’ equity	$381,783	$342,790	$284,274	$135,271	$112,212
Reconciliation to U.S. GAAP:
Total shareholders’ equity (Canadian GAAP)	$381,783	$342,790	$284,274	$135,271	$112,212
Adjustment to investment held for sale	(1,716)	(1,716)	(1,716)	520	—
Accumulated other comprehensive income:
Unrealized gains (losses), net of tax of $(99) — 2004, $(56) — 2003, $51 — 2002, $85 — 2001, $(122) — 2000	157	90	(83)	(140)	198
Cumulative translation account	—	—	496	—	5,811
Adjustment to put option liability	—	—	(1,702)	(4,898)	—
Executive share purchase plan loan	—	—	(1,912)	(2,142)	—

Total shareholders’ equity (U.S. GAAP)	$380,224	$341,164	$279,357	$128,611	$118,221

(1)	Effective October 1, 2001, we adopted the U.S. dollar as our reporting currency. Our financial results for all periods prior to October 1, 2001 have been restated from Canadian dollars to U.S. dollars using the exchange rate in effect at September 30, 2001 of C$1.00 = $0.6338.

(2)	Includes long-term debt and capital leases (including current portion), bank debt and subordinated convertible notes.

22 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s discussion and analysis of financial condition and results of operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the heading “Risk Factors”. Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they effect us are described in Note 19 to our audited consolidated financial statements.
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
As of December 31, 2004, our operations included 14 regional “hub” brokerages — nine in the United States and five in Canada — and nearly 200 offices staffed by approximately 3,300 people. Our strategic plan calls for the addition of approximately 6 additional U.S. hubs to extend our geographic footprint. Brokerages large enough to be considered hubs will generally have annual revenue in excess of $10 million. In addition to larger, “hub” acquisitions by the parent corporation, each regional hub is tasked with pursuing smaller, fold-in acquisitions that either expand its geographic penetration or add new specialization or expertise to the regional operation.
We generally acquire larger, “hub” brokerages, for a combination of cash and stock. Although there are variations in the purchase terms for each hub, our goal is to pay 30%-70% of the “hub” purchase price in our common stock, while setting escrow periods of up to 10 years for the sellers to hold these shares. We believe the use of escrowed stock in major acquisitions creates increased alignment of interests between senior managers and the public shareholders of the corporation. We have paid all cash for the acquisition of certain brokerages, and may pay an all cash purchase price for brokerages in the future. As of December 31, 2004, senior managers of the company and its hubs owned approximately 2,129,000 shares, or 7% of total shares outstanding, while all employees as a group held approximately 7,075,000 shares, or 23.3% of total shares outstanding.
During the three years ended December 31, 2004, we acquired 19 brokerages in the United States and another 8 brokerages in Canada, adding combined revenue of $183.2 million from the dates of acquisition. Of these acquisitions, 7 were regional hubs, all based in the United States. United States revenue has grown to 66% of our total revenue primarily as a result of acquisitions and organic growth. Organic growth is similar to the same-store-sales calculation used by retailers. It includes revenue growth from units included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.
We acquired brokerages with aggregate annual revenue of $115.4 million in 2004, up from approximately $8.1 million of acquired revenue in 2003.
Our management believes pricing discipline is a key to successful acquisition efforts and has chosen not to complete potential acquisitions that did not meet our pricing criteria. We have a goal of acquiring an average of 2 hub operations per year, increasing our base of U.S. hubs to 15 from the current 9. Acquisitions will be driven by opportunity, pricing and fit, however, not by a rigid timetable.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 23

In accordance with our strategic plan, on July 1, 2004 we purchased Talbot Financial Corporation, (“Talbot”) based in New Mexico. We purchased all of the common shares of Satellite Acquisition Corporation (“Satellite”), a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation for $90 million in cash. We will purchase Talbot management’s special shares of Satellite over the next three years, using a combination of both our restricted and unrestricted common shares. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month period ending December 31, 2004, 2005 and 2006, respectively. The contingent payments to Talbot management are a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. Based on Talbot’s financial performance for 2004, we anticipate total earnout payments in the $45-$50 million range. During the third and fourth quarter of 2004 we expensed $14.4 million of non-cash stock based compensation related to this acquisition.
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
Commercial lines have increased to 79% of our total revenue, largely as a result of our more rapid expansion in the United States, where middle market companies and other commercial clients are the primary source of revenue. In 2004, commercial lines constituted 89% of U.S. revenue and 60% of Canadian revenue. In British Columbia (Canada), we are the largest broker of government underwritten auto insurance, a personal line. In addition, Canada’s public health care system eliminates a significant portion of the demand for employer-provided health insurance, a major commercial product line for us in the United States.
We employ a number of distribution channels to deliver products and services to clients. Among the distribution channels we employ are:

•	Retail sales and service centers that target middle-market companies, providing a broad range of property and casualty insurance, life and health insurance, risk management and financial services;

•	Retail call-centers provide sales and services by telephone to individuals or members of employee groups, associations, affinity groups and specific communities. We operate call-centers in Chicago and Chilliwack, British Columbia;

24 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

•	Wholesale life and financial services centers, known as managing general agents, provide life, financial and investment products and expertise to independent agents on a wholesale basis from our locations in Vancouver, Calgary, Montreal, Toronto, San Francisco, Albuquerque and Mechanicsburg, PA; and

•	Wholesale property and casualty insurance centers provide products, international risk solutions, captive management programs and specialty lines to independent brokers and corporations in North America and globally from offices in New York, Toronto, Montreal and Vancouver.
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
During the 1990s, insurance rates were generally considered low, or “soft,” as insurance companies sought to maximize the flow of premium dollars that they could invest profitably in a rising stock market and in other investments. Beginning in 2000, as return on investment began to shrink, insurance rates began to rise, or “harden,” at a pace that accelerated rapidly after the terrorist attacks of September 11, 2001. During the two years after September 11, 2001, premium rates remained firm for most types of coverage, rising 10% to 15% per year in many cases. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During the first six months of 2004, Canadian and U.S. markets both softened, although rates for certain types of coverage continued to increase. During the third and fourth quarters of 2004 however, insurance rates for many types of coverage began falling at a much more rapid pace than during the first six months of the year.
For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums yield less commission income, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. Although insurance rates fell during the last six months of 2004 we have not yet experienced any significant positive reactions from insurance buyers, although we expect we may in the months ahead. In addition, the economic environment could lead to higher or lower sales and employee headcounts at client companies, leading in turn to increased or reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.
Our strategic plan has traditionally included a highly decentralized structure that offered a large degree of autonomy to each regional “hub” operation. We have sought to acquire strong businesses and retain the services and commitment of the management teams that built those businesses successfully. Decentralization has been a core component of this growth plan. In 2004 we began investing more in the coordination of additional functions from our head office to enhance a cross-selling, international collaboration, marketing efficiencies, total expense management and financial control initiatives.
Because we are a service organization, compensation and other personnel costs make up the largest component of total expenses — 70% in 2004. Property and equipment are comprised primarily of furniture, computer systems and office equipment. Therefore, Hub’s capital resources, including external borrowings, internally generated cash flow and issuance of common shares, are targeted primarily toward acquisitions.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 25

Results of Operations
Year ended December 31, 2004 compared to year ended December 31, 2003
Revenue
A significant portion of our revenue growth in 2004 was the result of brokerages acquired. During 2004, we acquired seven insurance brokerages, including Talbot, and divested of three small brokerages in Canada. Total annual revenue of these acquired brokerages was $115.4 million of which $57.8 million is included in our 2004 revenue. As a result of these acquisitions and 5% organic growth, which includes the strengthening of the Canadian dollar in 2004 compared to the U.S. dollar, we reported a 26% increase in revenue to $360.9 million in 2004.
The table below shows a breakdown of our revenue by segment and type for 2004 including organic growth for 2004:
(in thousands of U.S. dollars, except percentages)

	Revenue				Adjustment for
			Total Net	Total Net	(Acquisitions)	Organic	Organic
	2004	2003	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$328,961	$259,461	$69,500	27%	$(56,814)	$12,686	5%
Contingent Commissions and Volume Overrides	21,705	18,530	3,175	17%	(897)	2,278	12%
Other Income	10,184	8,368	1,816	22%	(1,853)	(37)	0%

Total	$360,850	$286,359	$74,491	26%	$(59,564)	$14,927	5%

U.S.
Commission Income	$216,293	$158,025	$58,268	37%	$(58,619)	$(351)	0%
Contingent Commissions and Volume Overrides	14,864	13,493	1,371	10%	(898)	473	4%
Other Income	7,860	5,701	2,159	38%	(1,909)	250	4%

Total	$239,017	$177,219	$61,798	35%	$(61,426)	$372	0%

Canada
Commission Income	$112,668	$101,436	$11,232	11%	$1,805	$13,037	13%
Contingent Commissions and Volume Overrides	6,841	5,037	1,804	36%	1	1,805	36%
Other Income	2,324	2,667	(343)	(13)%	56	(287)	(11)%

Total	$121,833	$109,140	$12,693	12%	$1,862	$14,555	13%

Of the $74.5 million in new revenue we reported, $59.6 million, or 80% reflected growth through acquisition, while $14.9 million, or 20% resulted from organic growth. By comparison, acquired revenue added $40.0 million, or 60% of 2003’s sales growth, while organic growth contributed $26.4 million, or 40% of our revenue increases. Organic growth figures include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In 2004, the rise of the Canadian dollar versus the U.S. dollar contributed three percentage points of our 5% organic growth rate in revenue.
Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provides approximately 91% of our revenue base. In addition to these “core” commissions, the company derives revenue from:

•	Volume overrides — additional compensation paid by insurance companies to brokerages on the basis of the overall volume of business a brokerage places with the insurance company;

•	Contingent commissions — additional compensation based on the profit an insurance company makes on the book of business a brokerage places with the insurance company; and

•	Other income — comprised primarily of premium finance fees, fees charged to clients in lieu of commissions and interest income, including income earned while we hold client premiums on behalf of insurance companies.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingent Liabilities” for information regarding our legal proceedings.

26 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, both 2004 and 2003 results included a number of factors that can complicate direct comparisons. To increase investor understanding, the following chart shows the net earnings and diluted earnings per share impact specific items would have had if they had not occurred over the past two years.

(in thousands of U.S. dollars, except	Net	Diluted
per share amounts)	Earnings	EPS

Reported net earnings (Canadian GAAP) for the year ended December 31, 2004	$26,244	$0.80
Impact of foreign exchange	$(1,734)	$(0.05)
Impact of write-off of trademarks	$1,656	$0.05
Non-cash stock based compensation — Talbot	$14,388	$0.41
Reported net earnings (Canadian GAAP) for the year ended December 31, 2003	$36,509	$1.14
Impact of foreign exchange	$(2,260)	$(0.07)
Life insurance proceeds	$(1,000)	$(0.03)
As shown above, we benefited less from a stronger Canadian dollar in 2004 as compared to 2003. The impact of foreign exchange on 2004 earnings generated an increase of $1.7 million as compared to an increase of $2.3 million in 2003. In 2004, we wrote off $1.7 million (after tax) of intangible assets related to trademarks as part of our corporate branding initiative and recorded $14.4 million of non-cash stock based compensation related to the Talbot acquisition.
Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In 2004, the strength of the Canadian dollar versus the U.S. dollar had a less positive impact on our results than in 2003. Any decline in the Canadian dollar relative to the U.S. dollar would have a negative effect on our results. See “Market Risk”.
U.S. Results
U.S. revenue grew 35% to $239.0 million, or 66% of consolidated revenue in 2004. Acquisitions in 2004 added $61.4 million to revenue — 100% of the increase. Our U.S. operations posted an organic growth rate of 0% in 2004, as compared to 3% in 2003, primarily as a result of the rapid softening of premium rates for property and casualty coverage in the third and fourth quarters of 2004. Core commission income increased 37%, while contingent commissions and volume overrides grew 10%. Higher premium rates in 2003 contributed strongly to a significant increase in contingent profitability income from insurance companies in 2004.
Canadian Results
Canadian revenue grew 12% to $121.8 million, or 34% of consolidated revenue, in 2004 as compared to 2003, primarily as a result of organic growth and strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 13%, of which eight percentage points reflected a stronger Canadian dollar. Dispositions lowered revenue by $2.5 million while acquisitions added $0.6 million, for a net decrease of $1.9 million. Similar to the United States, premium rates in Canada fell significantly in the third and fourth quarters of 2004. Canadian operations benefited from an increase in contingent commissions and volume overrides, which grew 36% in 2004, versus 37% growth rate in 2003. Higher premium rates in 2003 contributed strongly to a significant increase in contingent profitability income from insurance companies in 2004.
Compensation Expense
Cash compensation expense for 2004 increased 28% to $199.5 million from $156.3 million, while non-cash stock based compensation grew 335% to $20.9 million from $4.8 million in 2003. As a percentage of revenue, cash

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 27

compensation expense increased to 55% from 54% in 2003, primarily due to a relatively higher level of compensation costs as a percentage of revenue at Talbot.

				% of Revenue

(in thousands of U.S. dollars, except percentages)	2004	2003	% Change	2004	2003

Compensation Comparison
Cash compensation	$199,520	$156,320	28%	55%	54%
Non-cash stock based compensation	20,890	4,801	335%	6%	2%

Total	$220,410	$161,121	37%	61%	56%

Our non-cash stock based compensation includes stock options and restricted share units for senior employees as well as the amortization of $14.4 million, or $0.41 per diluted share, of non-cash stock based compensation related to the estimated earnout due to management of Talbot over the next three years. In response to investor interest in the true impact of these costs, we began recognizing the expense of non-cash stock based compensation during 2003. Options vest evenly over three years and expire in seven years from issuance. Shares derived from the options are held in escrow for a period of five years from the date the options are granted, subject to early releases in certain circumstances. Restricted share units vest over periods ranging from 48 months to 95 months. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each year related to stock options will vary with respect to exercise and forfeiture of options.
Non-cash stock based compensation for the years ended December 31, 2004, 2003 and 2002 is comprised of the following:

(in thousands of U.S. dollars)	2004	2003	2002

Non-cash stock based compensation:
Stock options granted June 2002	$1,955	$1,899	$1,089
Stock options granted February 2003	445	410	—
Stock based compensation granted for 2003 bonuses	2,368	1,405	—
Restricted share units	1,609	1,087	—
Other	125	—	—

	6,502	4,801	1,089
Stock based compensation related to Talbot acquisition	14,388	—	—

	$20,890	$4,801	$1,089

The Company estimates the non-cash stock based compensation expense for 2005 through 2010 will be:

	Year ended December 31,

(in thousands of U.S. dollars)	2005	2006	2007	2008	2009	2010

Stock options granted June 2002	$851	$—	$—	$—	$—	$—
Stock options granted February 2003	366	—	—	—	—	—
Stock based compensation granted for 2003 bonuses	2,340	2,254	2,163	2,163	2,163	2,104
Stock based compensation regarding Talbot acquisition	25,459	8,400	1,508	—	—	—
Restricted share units	1,661	1,654	1,618	1,618	347	130
Other	112	27	9	—	—	—

	$30,789	$12,335	$5,298	$3,781	$2,510	$2,234

28 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

In total, as of December 31, 2004, we had issued and outstanding approximately 1.5 million stock options at a weighted average exercise price of $15.34. Our closing share price on the New York Stock Exchange was $18.41 on December 31, 2004.
Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 29% to $73.2 million in 2004. As a percentage of revenue, selling, occupancy and administration expense remained constant at 20% despite additional costs related to the implementation of the Sarbanes-Oxley Act of 2002 of $2.5 million and legal costs associated with various investigations regarding contingent commissions arrangements of $0.4 million.
Depreciation
Depreciation increased 16% to $7.3 million in 2004 but remained constant at 2% of revenue.
Interest Expense
Interest expense increased 44% to $7.5 million from $5.2 million in 2003. This increase reflected borrowings for the Talbot acquisition in July 2004, partially offset by the benefits of an interest rate swap in 2004. The interest rate swap effectively converted $65 million of fixed interest rate senior notes into floating rate instruments, reducing interest expense on the senior notes by $1.3 million in 2004 compared to $0.8 million in 2003.
Intangible Asset Amortization
Intangible asset amortization increased 72% to $5.5 million in 2004 as a result of the acquisition of Talbot.
Loss on Write-off of Trademarks
In January 2004, we adopted a corporate marketing and positioning strategy to build awareness of the Hub brand across all of our markets and to encourage greater coordination and collegial identity among our employees. As part of this corporate consolidation and identity development program, we have reassigned a number of key executives to new or expanded areas of responsibility and determined that future marketing and communications will be conducted under the Hub International name, rather than the traditional corporate names of acquired brokerages. As a result, in the first quarter of 2004 certain of our subsidiaries changed their names and as a result, we recognized a non-cash impairment expense of approximately $2.6 million before tax related to trademarks.
Gain/Loss on Disposal of Subsidiaries, Property, Equipment and Other Assets
2004 included gains of $1.9 million on the sale of investments and assets and shares of certain brokerages compared with a gain of $0.2 million in 2003. Approximately $1.6 million of the 2004 gain is non-taxable.
Provision for Income Tax Expense
Our effective tax rate increased to 43% in 2004 from 34% in 2003 due primarily to non-cash stock based compensation expense related to the acquisition of Talbot which is not deductible for tax purposes. Excluding the non-cash stock based compensation the effective tax rate for 2004 was 33%.
Net Earnings and Earnings Per Share
Our net earnings decreased 28% or $10.3 million to $26.2 million in 2004 due to the impact of non-cash stock based compensation, write off of trademarks and the impact of foreign exchange. Diluted earnings per share decreased $0.34 per diluted share to $0.80 in 2004.
Year ended December 31, 2003 compared to year ended December 31, 2002
Revenue
Revenue increased 30% to $286.4 million in 2003. Although the pace of acquisitions did not match that of 2002, we benefited from strong organic growth rates in most hubs, contributions from brokerages acquired in 2002 and the currency exchange benefits of a strengthening Canadian dollar.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 29

The table below shows a breakdown of our revenue by segment and type for the year ended December 31, 2003 including organic growth for 2003:

	Revenue				Adjustment for
(in thousands of U.S. dollars,			Total Net	Total Net	(Acquisitions)	Organic	Organic
except percentages)	2003	2002	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$259,461	$200,976	$58,485	29%	$(36,303)	$22,182	11%
Contingent Commissions and Volume Overrides	18,530	11,464	7,066	62%	(2,951)	4,115	36%
Other Income	8,368	7,520	848	11%	(749)	99	1%

Total	$286,359	$219,960	$66,399	30%	$(40,003)	$26,396	12%

U.S.
Commission Income	$158,025	$120,741	$37,284	31%	$(35,038)	$2,246	2%
Contingent Commissions and Volume Overrides	13,493	7,780	5,713	73%	(2,872)	2,841	37%
Other Income	5,701	5,628	73	1%	(753)	(680)	(12)%

Total	$177,219	$134,149	$43,070	32%	$(38,663)	$4,407	3%

Canada
Commission Income	$101,436	$80,235	$21,201	26%	$(1,265)	$19,936	25%
Contingent Commissions and Volume Overrides	5,037	3,684	1,353	37%	(79)	1,274	35%
Other Income	2,667	1,892	775	41%	4	779	41%

Total	$109,140	$85,811	$23,329	27%	$(1,340)	$21,989	26%

Of the $66.4 million in new revenue we reported, $40.0 million, or 60% reflected growth through acquisition, while $26.4 million, or 40% resulted from organic growth. By comparison, acquired revenue added $46.1 million, or 70% of 2002’s sales growth, while organic growth contributed $19.9 million, or 30% of our revenue increases. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In 2003, the rise of the Canadian dollar versus the U.S. dollar contributed five percentage points of our 12% organic growth rate in revenue.
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
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, both 2003 and 2002 results included a number of factors that can complicate direct comparisons. To increase investor understanding, the following chart shows the net earnings and diluted earnings per share impact specific items would have had if they had not occurred over the past two years.

30 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

(In thousands of U.S. dollars,	Net	Diluted
except per share amounts)	Earnings	EPS

Net earnings (Canadian GAAP) for the year ended December 31, 2003	$36,509	$1.14
Impact of foreign exchange	$(2,260)	$(0.07)
Life insurance proceeds	$(1,000)	$(0.03)
Non-cash stock based compensation for the year ended December 31, 2002	$4,801	$0.14
Net earnings (Canadian GAAP)	$29,401	$1.06
Gain on sale of Old Lyme	$(2,613)	$(0.09)
Non-cash stock based compensation	$1,089	$0.04
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
Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In 2003, the strength of the Canadian dollar versus the U.S. dollar had a positive impact on our results. A decline would have a negative effect. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Market Risk.”
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
During 2003 we experienced an unusual timing issue at a single hub that provides lender-placed auto insurance coverage for financial institutions. Lender-placed coverage is primarily collision coverage on automobiles financed through a financial institution. This is a high-volume business that is generally very profitable for us. However, two financial institutions adjusted their credit policies in 2003, leading to cancellation of several quarters’ worth of policies in a single quarter resulting in 2003 revenue being reduced by approximately $4.3 million. Excluding the impact of this product line, U.S. organic growth was 9% in 2003.
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
In the United States, our brokerages benefited from new business generation, additional revenue from businesses acquired during 2002 and moderate premium rate increases. While higher premium rates on most product lines added nominally to total premium amounts, client response to higher rates often included a reduction in total coverage, increasing deductibles and other cost-savings techniques. In addition, the relative weakness in the U.S. economy led to declines in sales levels and staff headcount at many of our clients. Many products, including employee benefits and product liability coverage, are linked closely to the level of business activity at our clients. A weak economy reduces total risk, total coverage and total premiums for these clients.
Canadian Results
Canadian revenue grew 27% to $109.2 million, or 38% of consolidated revenue, in 2003, primarily as a result of a strengthening of the Canadian dollar against the U.S. dollar as well as organic growth. Canadian brokerages posted

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 31

organic growth of 26%, of which fourteen percentage points reflected a stronger Canadian dollar. Acquisitions added only $1.3 million, or 6%, of the revenue increase, reflecting a slower pace of fold-in acquisitions in Canada than in the United States. Apart from foreign currency gains, in Canada, our brokerages benefited from strong organic growth and a sustained pace of increases in insurance premium rates. Canadian rate trends have trailed those of the United States. Because Canadian revenue includes a lower percentage of commercial business and more personal lines, any acceleration in economic growth that adds to payrolls is not expected to have as strong a benefit in Canada as in the United States. The strong rate of organic growth in Canada reflected both increased market penetration and continued strength in premium rates. Our strong relationships with and access to insurers in Canada proved to be an important competitive advantage in 2003, leading to increased sales to clients who were unable to obtain coverage from other sources. As was the case in the United States, Canadian operations benefited strongly from an increase in contingent commissions and volume overrides, which grew 37% in 2003, versus a decline of 12% in 2002.
Compensation Expense
The majority of our expenses are related to compensation, which increased 35% in 2003 to $161.1 million. As a percentage of revenue, compensation increased to 56% from 54% in 2002, due in large part to an increase in non-cash stock based compensation. Total compensation includes both cash based salaries and benefits and non-cash stock based compensation. Cash compensation grew 32% to $156.3 million in 2003, while non-cash stock based compensation increased 341% to $4.8 million.
Compensation Comparison

				% of
				Revenue

(in thousands of U.S. dollars, except percentages)	2003	2002	% Change	2003	2002

Cash compensation	$156,320	$118,667	32%	54%	54%
Non-cash stock based compensation	4,801	1,089	341%	2%	—%

Total	$161,121	$119,756	35%	56%	54%

We have undertaken a number of initiatives to reduce or maintain compensation expense. During 2002, members of the executive management group agreed to accept 50% of their earned bonuses in the form of stock options, rather than cash. At the close of 2003, we obtained agreement from managers to restructure the company’s management bonus agreement. Under the new agreement the non-cash stock option component of the annual bonus was eliminated in exchange for restricted share units to be issued in the first quarter of 2004. In addition, whereas the management bonus agreement was previously contractual in nature, the restructured plan is no longer contractual and may be subject to change as we deem necessary. Approximately $16.9 million of restricted share units were issued in connection with the modifications. The amount of restricted share units issued was based upon a multiple of the previous two years average bonus. The restricted share units will all vest in full on January 1, 2011 subject to continued employment. Although the impact of this change is expected to be earnings-neutral in 2004, the long-term effect is to reduce compensation costs as a percentage of revenue.
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

32 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

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
Intangible Asset Amortization
Intangible asset amortization increased 92% to $3.2 million in 2003 as a result of 2003 and 2002 acquisitions.
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
Provision for Income Tax Expense
Our effective tax rate increased in 2003 to 34% from 33%. The difference in tax rates was affected most directly by non-taxable items in both 2003 and 2002. Approximately $2.6 million of 2002 earnings — resulting from the sale of two subsidiaries, Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively, “Old Lyme”) — were non-taxable, while $1.0 million of 2003 earnings — resulting from life insurance proceeds — were non-taxable. Absent these two items, the tax rates were unchanged at approximately 34.7% in both years.
Net Earnings and Earnings Per Share
Our net earnings increased 24% to $36.5 million in 2003, primarily as a result of growth in revenue. As a percentage of revenue, net earnings declined approximately 0.6 percentage points to 12.8% in 2003 from 13.4% in 2002. Diluted earnings per share increased at a somewhat slower rate than net earnings — 8% to $1.14 — due primarily to a larger number of shares outstanding.
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
As shown in the table on page 27, net earnings increased $2.6 million or $0.09 per diluted share, in 2002 on the sale of two insurance subsidiaries and decreased $1.1 million or $0.04 per diluted share due to non-cash stock based compensation. In 2003, diluted earnings per share increased $0.03 per diluted share from life insurance proceeds and

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 33

another $0.07 per diluted share from foreign exchange rates and net earnings decreased $4.8 million or $0.14 per diluted share due to non-cash stock based compensation.
Cash Flow, Liquidity and Capital Resources
As of December 31, 2004, we had cash and cash equivalents of $98.2 million, an increase of 20%, from $82.1 million as of December 31, 2003. Operating activities generated $57.4 million of cash in 2004 compared to $53.9 million in 2003. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the change in trust cash, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. In 2004, $93.3 million of cash was used in investing activities, primarily for the purchase of subsidiaries compared to $20.1 million in 2003. Also in 2004, $48.1 million of cash was provided from financing activities, primarily resulting from long-term debt advances. In 2004, the effect of exchange rate changes on cash and cash equivalents was an increase of $4.0 million compared to $3.1 million in 2003. Net debt, defined as long-term debt ($151.8 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $98.2 million) as of December 31, 2004, was $88.6 million compared with $31.7 million as of December 31, 2003.
As a broker, we collect and hold premiums paid by clients, deduct commissions and other expenses from these payments, and hold the remainder in trust, which we remit to the insurers who provide coverage to clients. We earn interest on these funds during the time between receipt of the cash and the time the cash is paid to insurers. The cash held in trust is shown separately on our balance sheet under the caption “Trust Cash”. On the statement of cash flows, changes in trust cash are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.
In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1%, or 112.5 basis points above LIBOR. The LIBOR was 2.40% and 1.12% at December 31, 2004 and 2003, respectively. The facility is available on a revolving basis for one year and expires on April 22, 2005. However if the revolving period is not extended, we may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million and $NIL at December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003 we were in compliance with all financial covenants governing this facility.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $10.0 million facility which bears interest at the bank’s U.S. base rate, which was 5.75% and 4.50% at December 31, 2004 and 2003, respectively, plus 50 basis points. Borrowings under this facility are repayable on demand.
As of December 31, 2004, we had outstanding $65 million in principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series: Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal due of $3,333 due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal due of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the senior notes. As of December 31, 2004 we were in compliance with all financial covenants governing the senior notes.
On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments of 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate of approximately 2.0% and 2.4%, respectively. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at December 31, 2004, we estimated the

34 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

fair value of the swap to be $2.4 million, which is not recognized in our financial statements. Accordingly, $2.4 million is the estimated amount that we would need to pay to terminate the swap as of December 31, 2004.
Also at December 31, 2004 we had outstanding a $7.5 million term loan from an insurance carrier with which we place insurance. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) and reduces the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Credits earned for 2004 and 2003 reduced interest payments to zero from $750 for both years.
In addition to these primary credit sources, we ended 2004 with $14.1 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2005 through 2010. Of the outstanding subsidiary debt, $8.4 million is secured by liens on certain assets of our subsidiaries.
Also at December 31, 2004, we had outstanding $35.0 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax (the Fairfax notes). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. If Fairfax had converted all of the Fairfax notes, Fairfax would have owned approximately 32% of our total outstanding common shares as of December 31, 2004, versus the 26% of outstanding shares which it held on that date.
At the close of 2004, our cash position included approximately $57.1 million deployed as working capital at the brokerage level and approximately $41.1 million available for acquisitions. This amount combined with available lines of credit leaves us with a total amount of $61.1 million available for acquisitions. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use our common shares as consideration for approximately 30%-70% of the value of a hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA, which is not a GAAP measure) for acquired brokerages.
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
Our debt to capitalization ratio (debt as a percentage of debt and shareholders’ equity) increased to 33% at December 31, 2004, compared with 25% at December 31, 2003. If all lines of credit and other loan facilities were fully utilized by the company at December 31, 2004, our ratio of debt to capitalization would have been 35%, which is within the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than the 45%. As of December 31, 2004, we were in compliance with the financial covenants under all of our debt instruments.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 35

Contractual obligations
The table below summarizes our contractual obligations and commercial commitments as of December 31, 2004:

Contractual Obligations
Payments due by period (in thousands of		On	Less than	1-3	4-5	After
U.S. dollars)	Total	Demand	1 Year	Years	Years	5 Years

Long-term debt	$151,329	$—	$4,912	$14,899	$84,185	$47,333
Capital lease obligations	468	—	283	185	—	—
Operating lease obligations	76,465	—	15,680	26,179	19,538	15,068
Executive share purchase plan loans	526	—	—	—	526	—

Total	$228,788	$—	$20,875	$41,263	$104,249	$62,401

Acquisitions
In connection with the acquisition of Talbot on July 1, 2004, we will purchase special shares of Satellite Acquisition Corp., (“Satellite”) owned by the management of Talbot, over the next three years, using a combination of both our restricted and unrestricted common shares. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12-month periods ending December 31, 2004, 2005 and 2006, respectively. We will record the contingent payment to Talbot management as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. In 2004, we recorded $14.4 million of non-cash stock based compensation with an offsetting credit to accounts payable and accrued liabilities for the same amount. Based on Talbot’s financial performance for 2004, management estimates we may be obligated to pay contingent payments of approximately $30-$35 million in our common shares, in addition to the $14.4 million of amounts accrued to date mentioned above.
In connection with the acquisition of Hooper Hayes and Associates, Inc., now known as Hub International of California Inc., in 2002 we issued 196,000 shares (the “Retractable Shares”) that were deposited in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of December 31, 2004, 126,000 shares have been released from escrow.
In connection with other various acquisitions completed through December 31, 2004, we may be obligated to pay contingent consideration up to a maximum sum of approximately $12.4 million in cash and $3.6 million in common shares based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through August 2007 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at December 31, 2004, the financial statements reflect a liability to pay cash of $0.2 million as of December 31, 2004.
Contingent liabilities
In April 2004, Hub International Northeast Limited (“HUB Northeast”), formerly known as Kaye Insurance Associates, Inc., a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers and insurance companies as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. HUB Northeast discloses such agreements on its invoices to clients and on its web site. In addition, we disclose the arrangements in our public filings. In August 2004, HUB Northeast received a second subpoena from the Office of the Attorney General of the State of New York seeking information regarding all revenue that HUB Northeast may have derived from insurance companies. In September 2004, HUB Northeast received a third subpoena from the Office of the Attorney General of the State of New York seeking information

36 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

regarding any “fictitious” and “inflated” insurance quotes to which HUB Northeast may have been a party. We continue to fully cooperate with the Attorney General’s inquiry.
Promptly after HUB Northeast’s receipt of the first New York Attorney General’s subpoena, we retained external counsel to assist us in responding to the New York Attorney General’s inquiries and, among other things, requested that such external counsel conduct a thorough investigation of HUB Northeast to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes. Such investigation of HUB Northeast is substantially complete. Subsequently, outside counsel’s investigation was expanded to our other hubs, both for internal purposes and in the course of assisting us in responding to the inquiries of other regulatory authorities. To date, management is unaware of any incidents of falsifying or inflating insurance quotes. While it is not possible to predict the outcome of this investigation, if such compensation agreements were to be restricted or no longer permitted, our financial condition, results of operations and liquidity may be materially adversely affected.
From August 2004 through February 2005, various other subsidiaries of Hub received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec.
In October 2004, we were named as a defendant in a class action lawsuit (the “Opticare case”) filed in Federal District Court in New York against 30 different insurance brokers and insurance companies. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” In December, 2004, we were also named as one of multiple defendants in two identical class actions filed in Federal District Court in Illinois, with allegations substantially similar to those in the Opticare case. In January 2005 we were named as one of several defendants in a third class action filed in Federal District Court in Illinois, containing allegations substantially similar to those in the Opticare case and other Illinois federal class actions. None of the complaints contain any specific factual allegations against us, but rather generally assert that all of the broker defendants engaged in the types of conduct of which the New York Attorney General charged the Marsh & McLennan companies in his suit against them. On February 17, 2005 the Federal Judicial Panel on Multidistrict Litigation transferred the Opticare case as well as three other class actions in which we are not named to the District of New Jersey. We expect that the three class actions filed in Federal District Court in Illinois will also be transferred to New Jersey. We deny the allegations made in these lawsuits and intend to vigorously defend these cases.
In January, 2005 we and our affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through Hub International of Illinois Limited (formerly Mack and Parker, Inc.) and claims that an undisclosed contingent commission was received with respect to its policy. We deny this and the other allegations of the complaint and intend to vigorously defend this case.
We did not record a liability at December 31, 2004 related to the above contingent liabilities.
In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4.3 million and $4.5 million as of December 31, 2004 and 2003, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 431,000 and 478,000 common shares as of December 31, 2004 and 2003, respectively, which had a market value of $7.9 million and $8.1 million as of December 31, 2004 and 2003, respectively. Interest on the loans in the amount of $192,000, $279,000 and $264,000 for the years ended December 31, 2004, 2003 and 2002, respectively, was paid by us and is included in cash compensation expense. We no longer make loans to our executive officers and directors.
In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 37

Shareholders’ equity
Restricted share units. In 2004, restricted share units totaling 977,000 were issued in connection with the restructuring of our management bonus agreement and 84,000 restricted share units were issued in connection with the renegotiation of contingent consideration for J.P. Flanagan Corporation.
Share repurchases. For the year ended December 31, 2004, no common shares were repurchased by us, other than shares equal in value to $94,000 under the executive share purchase plan.
Shares reserved for issuance. As of December 31, 2004, 3.6 million common shares were reserved for issuance under our equity incentive plan of which approximately 3.3 million stock options and restricted share units were outstanding.
Shareholders’ equity increased by $39.0 million, or 11%, to $381.8 million as of December 31, 2004 from $342.8 million as of December 31, 2003. This increase resulted from net earnings of $26.2 million, an increase in contributed surplus of $7.9 million related primarily to non-cash stock based compensation, $3.4 million due to shares issued in conjunction with acquisitions, $0.9 million due to shares issued in conjunction with the contingent consideration payments, an exercise of stock options for $0.5 million, and an increase in the cumulative translation account of $6.9 million, (due mainly to the strengthening of the Canadian dollar compared to the U.S. dollar in 2004). The increase in shareholders’ equity was offset by the declaration of dividends of $6.1 million in 2004.
Market risk
Interest rate risk
We are exposed to interest rate risk in connection with our senior notes due to the interest rate swap entered into in 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes outstanding into floating rate payments and on our revolving U.S. dollar LIBOR loan. As a result each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of December 31, 2004 will result in approximately $0.8 million decrease in our earnings.
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
The Canadian dollar is subject to volatility. It experienced a significant decline in its value compared to the U.S. dollar in 2001 but has increased significantly in value throughout 2003 and 2004. At December 31, 2004 and 2003 one U.S. dollar equaled $1.2036 and $1.2924 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the twelve months ended December 31, 2004, 2003 and 2002.

(in millions of U.S. dollars, except percentages)	2004		2003		2002

Revenue	+/-$	1.6	+/-$	1.5	+/-$	1.3
Net earnings	+/-$	0.4	+/-$	0.2	+/-$	0.2
Cumulative translation account	+/-$	2.6	+/-$	1.9	+/-$	1.2
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

38 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Goodwill and other intangible assets
Intangible assets arising from acquisitions consist of the following:

(in thousands of U.S. dollars)	2004	2003

Customer relationships	$95,982	$43,422
Non-competition covenants	4,110	2,643
Trademarks	—	2,587
Goodwill	394,063	323,185
Accumulated amortization	(28,637)	(23,072)

Total	$465,518	$348,765

We completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2005, 2004 and 2003. Based on the testing performed, no impairment losses were incurred.
The amounts allocated to customer relationships were determined by discounting the expected future net cash flows from commissions with consideration given to remaining economic lives, renewals, and associated expenses. The amounts allocated to non-competition covenants were determined using an income approach with consideration given to economic benefits associated with having the covenants in place versus damages that would ensue absent the agreements. In the case of trademarks, a cash flow royalty savings approach, addressing the economic benefits of the trademarks to Hub was used. The balance of the excess purchase price is allocated to goodwill.
Customer relationships are amortized on a straight-line basis over their estimated economic useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life of the covenant. During the first quarter 2004, certain of our subsidiaries initiated a plan to change their names and as a result we recognized a non-cash loss on the write-off of trademarks of $2.6 million before tax. Prior to 2003, we amortized goodwill primarily over a period of forty years. Under the new accounting standards adopted in 2003, goodwill is not amortized and is evaluated annually for impairment. For the year ended December 31, 2004, 2003 and 2002, our amortization has been comprised of the following:

Year ended December 31,
(in thousands of U.S. dollars)	2004	2003	2002

Customer relationships	$5,344	$3,040	$1,627
Non-competition covenants	176	168	44

Total	$5,520	$3,208	$1,671

We estimate that our amortization charges for intangible assets from 2005 through 2009 for all acquisitions consummated through December 31, 2004 will be:

Year ended December 31,
(in thousands of U.S. dollars)	2005	2006	2007	2008	2009

Customer relationships	$7,388	$7,388	$7,388	$7,388	$7,388
Non-competition covenants	180	126	70	2	1

Total	$7,568	$7,514	$7,458	$7,390	$7,389

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 39

Related party transactions
We had transactions with, and recorded revenue from, the following related parties:

Year ended December 31,
(in thousands of U.S. dollars)	2004	2003	2002

Northbridge Financial Corporation	$23,378	$18,504	$12,787
Crum & Forster Holdings, Inc.	682	1,259	914
Fairfax Inc.	3,638	8,411	6,278

	27,698	28,174	19,979
Old Lyme Insurance Company, Ltd (“OLIC”)	2,113	—	—

	$29,811	$28,174	$19,979

As of December 31, 2004 and 2003, we had accounts receivable and accounts payable balances with the above related parties in the amounts of $4.6 million and $17.8 million for 2004, respectively, and $3.2 million and $18.0 million for 2003, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies listed above except for OLIC, are related through common ownership by Fairfax Financial Holdings Limited (Fairfax), which owns approximately 26% of our common shares as of December 31, 2004. During the second quarter of 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, our Chief Operating Officer and a director of Hub, and Michael Sabanos, Chief Financial Officer of HUB Northeast. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own the company.
As of December 31, 2004 and December 31, 2003, subordinated convertible debentures of $35 million were held by certain subsidiaries of Fairfax.
During 2004, 2003 and 2002, we incurred expenses related to rental of premises from related parties in the amount of $2.4 million, $2.1 million and $1.7 million respectively. At December 31, 2004 and 2003, we also had accounts receivable due from related parties in the amount of $2.6 million and $3.5 million respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of these accounts receivable, as of December 31, 2004 and 2003, $1.8 million and $1.9 million respectively, were related to Company loans to employees to purchase shares under our executive share purchase plan. As collateral, the employees have pledged 143,000 and 153,000 common shares as of December 31, 2004 and 2003, respectively, which have a market value of $2.6 million for both December 31, 2004 and 2003, respectively.
Off-Balance Sheet Transactions
Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction — which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively to a floating rate of approximately 2.00% and 2.40% for 2004 and 2003, respectively. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $2.4 million is not recognized in our Canadian GAAP financial statements. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates and record the swap on our U.S. GAAP balance sheet at its fair value. Changes in the fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt. We have no other material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our significant accounting polices are more fully described in Note 2 to our audited consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to

40 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

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
For acquisitions where part of the consideration paid has the character of compensation rather than purchase price, we account for such payment as an expense. Where such compensation is stock based, our accounting policy for stock based compensation is followed. The fair value of such compensation is a significant estimate. The use of different estimates could produce results that are significantly different than our results of operations.
Goodwill and Other Intangible Assets
Intangible assets primarily represent goodwill, associated with our acquisitions. Goodwill represents the excess of the cost of purchase of acquired businesses over the fair market value of their identifiable net assets.
We do not amortize goodwill and intangible assets with indefinite useful lives. We do, however, test these assets at least annually for impairment at the reporting unit level. We determine impairment by comparing the fair value of a reporting unit to its carrying value. The fair value of a reporting unit may be determined using a number of market valuation methods including quoted market prices, discounted cash flows and net realizable values. The use of assumptions and estimates is inherent in each of these valuation techniques. The valuation method and the underlying assumptions and estimates are based on management’s judgment. The use of different judgments, estimates and assumptions could produce different results in the application of the impairment tests and, as a result, significantly different results of operations.
The cost of definite lived intangible assets is amortized over the estimated remaining useful life of the assets. We regularly evaluate whether events or changes in circumstances indicate that the carrying amount of intangibles, other

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 41

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
Stock based compensation
Stock based compensation includes both stock options, restricted shares and restricted share units. Our accounting policy is to recognize the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests.
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
Effects of recent accounting pronouncements
The Canadian Accounting Standards Board has issued two new accounting standards that will affect the Company in 2007. These new standards align Canadian GAAP to U.S. GAAP. Accordingly, information currently presented in our “Reconciliation to U.S. GAAP” note will be incorporated into our financial statements and these GAAP differences will be eliminated.
Financial Instruments — Recognition and Measurement
New Section 3855 will affect our reporting of our interest rate swap whereby the swap will be recorded on our balance sheet at its fair value. Currently, the fair value of the swap is not recognized on our balance sheet.
Comprehensive Income
New Section 1530 establishes standards for the reporting and display of comprehensive income. Unrealized gains and losses on debt and equity securities as well as foreign currency translation adjustments will be included in comprehensive income. Currently, we do not record these unrealized gains and losses and foreign currency translation adjustments are recorded in equity through the cumulative translation account.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

42 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Item 8.    Financial Statements and Supplementary Data
Index to notes to consolidated financial statements

Footnote	Description	Page

1	Nature of operations and recent significant transactions	50
2	Summary of significant accounting policies	51
3	Commitments and contingencies	53
4	Acquisitions	55
5	Accounts and other receivables	59
6	Intangible assets	59
7	Property and equipment	61
8	Accounts payable and accrued liabilities	61
9	Debt	61
10	Defined Contribution Plan	63
11	Shareholders’ equity	63
12	Equity Incentive Plan	65
13	Earnings per share	67
14	Fair value of financial instruments	67
15	Income taxes	67
16	Interest and income taxes paid	69
17	Segmented information	69
18	Related party transactions	71
19	Reconciliation to U.S. GAAP	71
20	Quarterly data	76
21	Subsequent events	76

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 43

Report of Independent Registered Public Accounting Firm to the Board of Directors and Shareholders of Hub International Limited:
We have audited the accompanying consolidated balance sheets of Hub International Limited (the “Company”) as at December 31, 2004 and 2003 and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2004. We have also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and management’s assessment thereof included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
We conducted our audits of the Company’s financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We conducted our audit of the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

44 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in accordance with Canadian generally accepted accounting principles. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as at December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Chicago, Illinois
March 7, 2005
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over Hub’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934).
Management has used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to evaluate the effectiveness of Hub’s internal control over financial reporting.
Management has assessed the effectiveness of Hub’s internal control over financial reporting as at December 31, 2004, and has concluded that such internal control over financial reporting was effective. Based on management’s assessment, there were no material weaknesses in Hub’s internal control over financial reporting as at December 31, 2004.
PricewaterhouseCoopers LLP, who has audited the Company’s consolidated financial statements for the year ended December 31, 2004, has also audited management’s assessment of the effectiveness of Hub’s internal control over financial reporting as at December 31, 2004 as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Martin P. Hughes	Dennis J. Pauls
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
March 7, 2005	March 7, 2005

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 45

Hub International Limited
Consolidated Balance Sheets
As of December 31,
(in thousands of U.S. dollars)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$98,204	$82,052
Trust cash	71,718	54,534
Accounts and other receivables	162,841	163,728
Income taxes receivable	6,208	6,768
Future income taxes	3,901	2,776
Prepaid expenses	5,835	4,449

Total current assets	348,707	314,307
Goodwill	376,676	305,862
Other intangible assets	88,842	42,903
Property and equipment	27,907	24,181
Future income taxes	4,368	5,232
Other assets	11,035	6,803

Total assets	$857,535	$699,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$271,843	$226,168
Income taxes payable	2,273	3,804
Future income taxes	34	24
Current portion long-term debt and capital leases	5,195	3,362

Total current liabilities	279,345	233,358
Long-term debt and capital leases	146,602	75,437
Subordinated convertible debentures	35,000	35,000
Future income taxes	14,805	12,703

Total liabilities	475,752	356,498

Commitments and Contingencies
Shareholders’ equity
Share capital	259,617	254,845
Issuable shares	—	721
Contributed surplus	12,681	4,806
Cumulative translation account	26,983	20,062
Retained earnings	82,502	62,356

Total shareholders’ equity	381,783	342,790

Total liabilities and shareholders’ equity	$857,535	$699,288

(the accompanying notes form an integral part of the financial statements)

46 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Hub International Limited
Consolidated Statements of Earnings
For the Years Ended December 31,
(in thousands of U.S. dollars, except per share amounts)

	2004	2003	2002

Revenue
Commission income	$328,961	$259,461	$200,976
Contingent commissions and volume overrides	21,705	18,530	11,464
Other	10,184	8,368	7,520

	360,850	286,359	219,960

Expenses
Cash compensation	199,520	156,320	118,667
Selling, occupancy and administration	73,199	56,606	44,932
Depreciation	7,266	6,244	5,492
Interest expense	7,470	5,191	7,317
Intangible asset amortization	5,520	3,208	1,671
Non-cash stock based compensation	20,890	4,801	1,089
Loss on write-off of trademarks	2,587	—	—
Gain on disposal of subsidiaries, property, equipment and other assets	(1,880)	(202)	(2,679)
Gain on put option liability	—	(160)	(186)
Proceeds from life insurance	—	(1,000)	—

	314,572	231,008	176,303

Net earnings before income taxes	46,278	55,351	43,657

Provision for income tax expense
Current	19,904	16,922	12,851
Future	130	1,920	1,405

	20,034	18,842	14,256

Net earnings	$26,244	$36,509	$29,401

Earnings per share
Basic	$0.87	$1.22	$1.27
Diluted	$0.80	$1.14	$1.06
Weighted average shares outstanding — Basic (000’s)	30,246	29,967	23,181
Weighted average shares outstanding — Diluted (000’s)	35,305	33,767	30,199
(the accompanying notes form an integral part of the financial statements)

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 47

Hub International Limited
Consolidated Statements of Retained Earnings
For the Years Ended December 31,
(in thousands of U.S. dollars)

	2004	2003	2002

Retained earnings — Beginning of year	$62,356	$31,915	$6,995
Net earnings	26,244	36,509	29,401
Dividends	(6,098)	(6,068)	(4,481)

Retained earnings — End of year	$82,502	$62,356	$31,915

(the accompanying notes form an integral part of the financial statements)

48 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Hub International Limited
Consolidated Statements of Cash Flows
For the Years Ended December 31,
(in thousands of U.S. dollars)

	2004	2003	2002

OPERATING ACTIVITIES
Net earnings	$26,244	$36,509	$29,401
Items not affecting working capital
Amortization and depreciation	12,786	9,452	7,163
Gain on disposal of subsidiaries, property, equipment and other assets	(1,880)	(202)	(2,679)
Non-cash stock based compensation	20,890	4,801	1,089
Loss on write-off of trademarks	2,587	—	—
Gain on put option liability	—	(160)	(186)
Future income taxes	130	1,920	1,405
Non-cash working capital items
Trust cash	(3,351)	(886)	(3,222)
Accounts and other receivables	15,672	(4,067)	(26,665)
Prepaid expenses	(1,303)	(2,616)	1,287
Accounts payable and accrued liabilities	(12,285)	13,431	11,673
Other assets	512	(2,062)	—
Income taxes	(2,646)	(2,184)	(202)

Net cash flows from operating activities	57,356	53,936	19,064

INVESTING ACTIVITIES
Property and equipment — purchases	(7,293)	(6,125)	(4,469)
Property and equipment — proceeds on sale	159	69	6
Purchase of subsidiaries, net of cash received	(94,307)	(14,881)	(50,813)
Sale of subsidiaries	7,454	1,098	2,623
Proceeds from investment held for sale	—	—	43,521
Other assets	687	(307)	684

Net cash flows used for investing activities	(93,300)	(20,146)	(8,448)

FINANCING ACTIVITIES
Long-term debt — advances	65,000	65,000	51,175
Long-term debt and capital leases — repayments	(11,326)	(54,540)	(50,094)
Proceeds from sale of executive purchase plan shares	497	222	—
Dividends paid	(6,098)	(6,068)	(4,481)
Share capital — issued for cash, net of issue costs	—	(61)	88,147
Bank debt	—	—	(55,000)
Subordinated convertible debenture — repayment	—	—	(26,800)

Net cash flows from financing activities	48,073	4,553	2,947

Effect of exchange rate changes on cash and cash equivalents	4,023	3,067	100

Change in cash and cash equivalents	16,152	41,410	13,663
Cash and cash equivalents — Beginning of year	82,052	40,642	26,979

Cash and cash equivalents — End of year	$98,204	$82,052	$40,642

(the accompanying notes form an integral part of the financial statements)

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 49

Hub International Limited
Notes to Consolidated Financial Statements
For the years ended December 31, 2004, 2003 and 2002
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
Talbot
During 2004, the Company purchased Talbot Financial Corporation (“Talbot”) as described below, which was accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of Talbot are included in the Company’s consolidated results from the date of acquisition.
The Company purchased Talbot which is based in New Mexico on July 1, 2004, in accordance with the following terms: The Company purchased all of the common shares of Satellite Acquisition Corporation (“Satellite”), a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company will purchase special shares of Satellite owned by the management of Talbot, over the next three years, using a combination of both restricted and unrestricted common shares of the Company. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to Talbot management will be recorded by the Company as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. For 2004 the Company recorded $14.4 million of non-cash stock based compensation relating to the Talbot acquisition with an offsetting credit to accounts payable and accrued liabilities for the same amount. Based on Talbot’s financial performance for 2004 the Company anticipates total earnout payments in the $45-$50 million range.
Bank Facility
On April 23, 2004 the Company renegotiated an existing unsecured loan facility increasing the funds available from $65 million to $75 million (see note 9). $65 million of this facility was drawn and used for the acquisition of Talbot.
Private Debt Offering
During the second quarter of 2003, the Company completed a private placement of $65 million unsecured senior notes (see note 9). Net proceeds on the sale of the notes were used to pay down $50 million of existing indebtedness and for general corporate purposes including acquisitions.
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
Sale of Old Lyme
Effective June 28, 2001, the Company acquired Kaye Group Inc., now known as Hub International Group Northeast Inc., including its subsidiary Kaye Insurance Associates, Inc. now known as Hub International Northeast Limited (“HUB Northeast”). HUB Northeast, primarily an insurance broker, also underwrote insurance risks through its subsidiaries Old Lyme Insurance Company of Rhode Island Inc. and Old Lyme Insurance Company, Ltd. (collectively Old Lyme). The Company indicated prior to the effective date of the HUB Northeast acquisition that it intended to find a purchaser for the Old Lyme operations as soon as possible after closing.

50 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

On May 30, 2002 the Company completed the sale of Old Lyme to Fairfax Inc, a related party, and recorded a non-taxable gain on the sale of $2.6 million. This gain increased 2002 annual basic earnings per share and diluted earnings per share by $0.11 and $0.09, respectively. Fairfax subsequently sold Old Lyme Insurance Company, Ltd. to a related party. See note 18 “Related Party Transactions.”
2.  Summary of significant accounting policies
These consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from U.S. GAAP and to the extent that they affect the Company, the differences are described in note 19 “Reconciliation to U.S. GAAP.” The more significant of the accounting policies are as follows:
Basis of presentation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.
Estimates and assumptions
Preparation of the financial statements in conformity with Canadian and U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amount of revenue and expense during the reporting period. The principal estimates used in the preparation of these financial statements are the determination of the provision for cancelled policies relating to revenue recognition, allowance for doubtful accounts, the allocation of the purchase price on acquisitions, the valuation of reporting units when testing the recoverability of goodwill and other intangible assets, the estimation of the useful lives of definite life intangible assets, and the measurement of non-cash stock based compensation. Actual results could differ from those estimated.
Foreign currency translation
The operations of the Company’s subsidiaries outside of the U.S. are self-sustaining. The assets and liabilities of these subsidiaries as at December 31, 2004 and 2003 were translated to U.S. dollars at the year-end exchange rate. Revenue and expenses for 2004, 2003 and 2002 were translated to U.S. dollars at the average exchange rate. Accordingly, the unrealized gains and losses which result from this translation are deferred and included in shareholders’ equity under the caption “Cumulative translation account.”
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

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 51

Cash and cash equivalents
Cash and cash equivalents consist of cash, and highly-liquid investments having maturities of three months or less at the acquisition date.
Concentration of credit risk
The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash with banks in excess of federally insured limits and is exposed to the credit risk from this concentration of cash. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. No single client accounted for more than ten percent of total client premiums or more than ten percent of revenue for the years ended December 31, 2004, 2003 and 2002, respectively.
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
Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded based on the estimated useful economic lives of the related assets as follows: for computer equipment on a straight-line basis from 3 to 5 years or on a 30% declining balance method; for furniture, fixtures, and office equipment on a straight-line basis from 5 to 7 years or on a 20% declining balance method. Leasehold improvements are amortized on the straight-line method over the term of the related lease. Upon sale or retirement, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in earnings. If the carrying value of property and equipment is identified as impaired, it is written down to its fair value.
Business combinations
Acquisitions of subsidiaries have been accounted for using the purchase method, whereby the results of acquired companies are included only from the date of acquisition. Consideration which is contingent on maintaining or achieving specified earnings levels in future periods is recognized as an additional cost of the purchase when the contingency is resolved and the additional consideration is issued or becomes issuable. For acquisitions where part of the consideration paid has the character of compensation rather than purchase price, we account for such payment as an expense. Where such compensation is stock based, our accounting policy for stock based compensation is followed.
Goodwill and other intangible assets
Effective January 1, 2002, the Company adopted the Canadian Institute of Chartered Accountants (CICA) Accounting Standards Board Handbook Section 3062, “Goodwill and Other Intangible Assets” (Section 3062) without restatement of prior periods.
Goodwill and intangible assets with indefinite useful lives are not amortized but are subject to impairment tests on at least an annual basis. Goodwill is allocated to reporting units and any potential goodwill impairment is identified by comparing the carrying value of a reporting unit with its fair value. If any potential impairment is indicated, it is quantified by comparing the carrying value of goodwill to its fair value, based on the fair value of the assets and liabilities of the reporting unit.
The Company completed its impairment testing on the balance of goodwill and indefinite lived intangible assets as of January 1, 2005, 2004 and 2003. Based on the testing performed, no impairment losses were incurred.

52 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Intangible assets other than goodwill which do not have indefinite lives are amortized on a straight-line basis over their useful lives. These intangible assets are subject to an impairment test comparing carrying values to net recoverable amounts. If the carrying value of intangible assets is identified as impaired, it is written down to its fair value.
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
Put options
The fair value of put options issued by the Company as consideration for businesses acquired is classified as long-term debt until such time as the option is exercised or expires. Changes in the fair value of these options are recorded in earnings. As part of the negotiations of contingent consideration the former owners of certain companies acquired in 2001 agreed to relinquish their rights to put options on 730,000 common shares at December 31, 2003 and on 1,423,000 common shares at December 31, 2002. Accordingly at December 31, 2004 and 2003 no put options were outstanding on the Company’s common shares.
3.    Commitments and contingencies

(a)	In April 2004, Hub International Northeast Limited (“HUB Northeast”), formerly known as Kaye Insurance Associates, Inc., a subsidiary of Hub, received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements between insurance brokers and insurance companies. The New York Attorney General subpoenaed information on such compensation agreements from several other major insurance brokers and insurance companies as well. Such compensation agreements, also known as contingent agreements, between insurance companies and brokers are a long-standing and common practice within the insurance industry. HUB Northeast discloses such agreements on its invoices to clients and on its web site. In addition, the Company discloses the arrangements in public filings. In August 2004, HUB Northeast received a second subpoena from the Office of the Attorney General of the State of New York seeking information regarding all revenue that HUB Northeast may have derived from insurance companies. In September 2004, HUB Northeast received a third subpoena from the Office of the Attorney General of the State of New York seeking information regarding any “fictitious” and “inflated” insurance quotes to which HUB Northeast may have been a party.

Promptly after HUB Northeast’s receipt of the first New York Attorney General’s subpoena, the Company retained external counsel to assist in responding to the New York Attorney General’s inquiries and, among other things, requested that such external counsel conduct a thorough investigation of HUB Northeast to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes. Such investigation of HUB Northeast is substantially complete. Subsequently, outside counsel’s investigation was expanded to other hubs, both for internal purposes and in the course of assisting it in responding to the inquiries of other regulatory authorities. To date, management is unaware of any incidents of falsifying or inflating insurance quotes. While it is not possible to predict the outcome of this investigation, if

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 53

such compensation agreements were to be restricted or no longer permitted, the Company’s financial condition, results of operations and liquidity may be materially adversely affected.

From August 2004 through February 2005, various other subsidiaries of the Company received and responded to letters of inquiry and subpoenas from authorities in Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec.

In October 2004, the Company was joined as a defendant in a class action lawsuit (the “Opticare case”) against 30 different insurance brokers and insurance companies. The lawsuit was originally filed in August 2004 in the U.S. District Court for the Southern District of New York by OptiCare Health Systems Inc., a client of a Marsh & McLennan subsidiary. It now names the ten largest U.S. insurance brokers and four of the largest commercial insurers. The amended complaint alleges that the defendants used the contingent commission structure of placement service agreements in a conspiracy to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” In December, 2004, the Company was also named as one of multiple defendants in two identical class actions filed in Federal District Court in Illinois, with allegations substantially similar to those in the Opticare case. None of the complaints contain any specific factual allegations against the Company. The Company disputes the allegations of these complaints and intends to vigorously defend against the suits. However, a finding that the contingent commission structure conflicts with an insurance broker’s duty to its clients as well as the cost of defending against the lawsuit and the diversion of management’s attention could have a material adverse effect on the Company’s financial condition, results of operations and liquidity. See note 21 “Subsequent events”

The Company has not recorded a liability at December 31, 2004 related to these matters.

(b)	In connection with the acquisition of Talbot on July 1, 2004, the Company will purchase special shares of Satellite owned by the management of Talbot over the next three years, using a combination of both restricted and unrestricted common shares of the Company. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to Talbot management will be recorded by the Company as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. During 2004, the Company recorded $14.4 million of non-cash stock based compensation with an offsetting credit to accounts payable and accrued liabilities for the same amount. Based on Talbot’s financial performance for 2004, management estimates the Company may be obligated to pay contingent payments of approximately $30-$35 million in common shares of the Company in addition to the $14.4 million of amounts accrued to date mentioned above.

In connection with the acquisition of Hooper Hayes and Associates, Inc., now known as Hub International California, Inc., in 2002 the Company issued 196,000 shares (the “Retractable Shares”) that were deposited in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of December 31, 2004, 126,000 shares have been released from escrow.

In connection with other various acquisitions completed through December 31, 2004, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $12.4 million in cash and $3.6 million in common shares of the Company based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through August, 2007 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at December 31, 2004, the financial statements reflect a liability to pay cash of $0.2 million.

(c)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4,287 and $4,513 as of December 31, 2004 and 2003 respectively, to assist in purchasing common shares of the Company. The Company no longer makes loans to its executive officers and directors. As collateral, the employees have pledged 431,000 and 478,000 common shares as of December 31, 2004 and 2003, respectively, which have a market value of $7,885 and $8,105 as of December 31, 2004 and 2003,

54 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

respectively. Interest on the loans in the amount of $192, $279 and $264 for the years ended December 31, 2004, 2003 and 2002, respectively, was paid by the Company and is included in cash compensation expense.

(d)	The Company is committed under lease agreements for office premises and computer equipment. At December 31, 2004, aggregate minimum rental commitments (net of expected sub-lease receipts) under operating leases are as follows:

2005	$15,680
2006	14,257
2007	11,922
2008	10,322
2009	9,216
2010 and thereafter	15,068

$76,465

Rent expense for the year ended December 31, 2004, 2003, and 2002 amounted to $14,242, $11,503 and $9,684, respectively, net of sublease rental income of $1,536, $1,282 and $737, respectively.

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
4.  Acquisitions and dispositions
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

(a)	During 2004, the Company purchased Talbot, (as described below), all of the issued and outstanding membership interests of Bush, Cotton and Scott, LLC. located in the State of Washington, as well as the assets of five other insurance brokerages, all of which were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

The Company purchased Talbot which is based in New Mexico on July 1, 2004, in accordance with the following terms: The Company purchased all of the common shares of Satellite, a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company will purchase special shares of Satellite owned by the management of Talbot over the next three years, using a combination of both restricted and unrestricted common shares of the Company. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to Talbot management will be recorded by the Company as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. For 2004 the Company recorded $14,388 of non-cash stock based compensation relating to the Talbot acquisition with an offsetting credit to accounts payable and accrued liabilities for the same amount. Based on Talbot’s financial performance for 2004 the Company anticipates total earnout payments in the $45-$50 million range.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 55

The allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in 2004 are summarized below:

		Bush, Cotton
	Talbot	& Scott	Other	Total

	July 1, 2004	April 1, 2004	Various
Acquisition Date
Current assets	$49,639	$4,702	$358	$54,699
Current liabilities	(41,261)	(4,803)	(146)	(46,210)
Property, equipment and other assets	8,316	96	95	8,507
Long-term debt and capital leases	(16,129)	(2,826)	—	(18,955)

Net assets (liabilities) at fair value	$565	$(2,831)	$307	$(1,959)

Consideration
Cash	$93,946	$11,966	$10,798	$116,710
Payable	—	—	1,447	1,447
Common shares (at market value)	—	2,800	533	3,333

	$93,946	$14,766	$12,778	$121,490

Goodwill	$48,649	$9,932	$10,722	$69,303
Customer relationships	44,163	6,891	1,641	52,695
Non-competition covenants	569	774	108	1,451

	$93,381	$17,597	$12,471	$123,449

Number of shares issued as consideration (000’s)	—	152	29	181

Of the goodwill acquired $67,792 is deductible for tax purposes. Goodwill included under “Other” above, in the amount of $3,051 is associated with contingent consideration relating to prior period acquisitions.
During 2004, the Company sold assets and shares of certain insurance brokerages for $9,166 resulting in a gain of $2,086. Annual revenue for 2003 of these brokerages was approximately $7,400.

(b)	During 2003, the Company acquired nine brokerages, all of which were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

56 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

The allocation of the purchase price, including goodwill and other identifiable assets, and the cost of the acquired brokerages in 2003 are summarized below:

Total

Various
Acquisition Date
Current assets	$4,298
Current liabilities	(3,726)
Property, equipment and other assets	24

Net assets at fair value	$596

Consideration
Cash	$8,136
Common shares (at market value)	538

$8,674

Goodwill	$6,389
Customer relationships	1,352
Non-competition covenants	337

$8,078

Number of shares issued as consideration (000’s)	32

Of the goodwill acquired $1,367 is deductible for tax purposes. In addition, the Company also recognized $1,800 of goodwill associated with contingent consideration relating to prior year acquisitions.
As part of the negotiations of the contingent consideration for J.P. Flanagan Corporation (“Flanagan”), a brokerage purchased in 2001, total additional consideration of 37,500 of the Company’s common shares were earned at December 31, 2003 valued at approximately $635, based on the closing price of the shares at December 31, 2003 on the NYSE. The common shares were recorded as “issuable shares” and included in shareholders’ equity and goodwill has been increased by the same amount at December 31, 2003. Also as part of the negotiations the former owner agreed to relinquish his rights to put options on the 730,000 shares previously issued as well as on shares issued as contingent consideration. In addition the Company issued non-cash stock based compensation in the form of 84,375 restricted share units in 2004 valued at $1.4 million. 69,375 of these restricted share units have been canceled. 15,000 remain outstanding, vesting 50% January 1, 2008 and 50% January 1, 2010.

(c)	During 2002, the Company purchased all of the issued and outstanding shares of Hooper Hayes & Associates, Inc., now known as Hub International of California Inc., and Fifth Third Insurance Services, Inc. which was renamed Hub International of Indiana Limited (HUB Midwest), as well as outstanding shares or net assets of 6 other brokerages, all of which were acquired using the purchase method of accounting.

In accordance with the purchase agreement dated July 1, 2001, the former owners of Burnham Stewart Group, Inc. (“Burnham”), now known as HUB Midwest were entitled to additional consideration based upon certain acquired operations of Burnham achieving 2002 profitability targets. The additional consideration to be issued was a multiple of the final adjusted profitability as of December 31, 2002 for those operations. The total additional consideration was $22,166 of which $8,423 was cash and the remainder of $13,743 in 1,228 common shares of the Company. The Company issued the common shares in March 2003. As of December 31, 2002, the Company had accrued the cash portion of the contingent consideration and the share portion of the contingent consideration had been recorded as “issuable shares” and included in shareholders’ equity. As part of the negotiations of the contingent consideration, the former owners of Burnham agreed to relinquish their rights to put options on all of the 1,423 common shares issued as part of the 2002 acquisition, as well as on shares issued as contingent consideration in exchange for release from escrow provisions on those same common shares. The total additional consideration of $22,794 is shown as an addition to goodwill and customer relationships in the table below.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 57

The allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in 2002 are summarized as follows:

			Burnham
	Hooper		Contingent
	Hayes	Hub Indiana	Consideration	Other	Total

	Nov. 1, 2002	Dec. 31, 2002	Dec. 31, 2002	Various
Acquisition Date
Working capital	$(1,141)	$(289)	$(628)	$1,180	$(878)
Property, equipment and other assets	69	1,312	—	108	1,489

Net assets (liabilities) at fair value	$(1,072)	$1,023	$(628)	$1,288	$611

Consideration
Cash	$1,514	$37,250	$—	$12,899	$51,663
Debt	—	122	8,423	2,365	10,910
Contingently issuable shares	—	—	13,743	—	13,743
Common shares (at market value)	7,115	—	—	344	7,459

	$8,629	$37,372	$22,166	$15,608	$83,775

Goodwill	$6,209	$24,622	$21,096	$10,704	$62,631
Customer relationships	3,265	11,727	1,698	3,384	20,074
Non-competition covenants	227	—	—	232	459

	$9,701	$36,349	$22,794	$14,320	$83,164

Number of shares issued as consideration (000’s)	449	—	—	24	473

Number of shares issued as contingently issuable consideration (000’s)	—	—	1,228	—	1,228

Of the goodwill acquired, $30,522 is deductible for tax purposes.
Contingent consideration
In addition to the consideration shown above, the previous owners of certain acquisitions are entitled to contingent consideration if certain revenue or profitability targets are met. See note 3 “Commitments and contingencies.”

58 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

5.    Accounts and other receivables
Accounts and other receivables consist of the following:

	December 31,

	2004	2003

Client premiums receivable	$128,345	$138,494
Commissions receivable	31,565	22,228
Less: Allowance for doubtful accounts	(1,436)	(1,086)
Less: Allowance for policy cancellations	(1,876)	(1,343)

	156,598	158,293
Other receivables	6,243	5,435

	$162,841	$163,728

Allowance for doubtful accounts:

	2004	2003	2002

Balance, January 1	$1,086	$714	$815
Charged to net earnings before income taxes	664	1,057	233
Deductions of amounts previously charged to the provision	(1,251)	(810)	(335)
Acquired through acquisitions	937	125	1

Balance, December 31	$1,436	$1,086	$714

Losses relating to the non-collection of client premium receivables, may be mitigated by cancellation of the underlying insurance policy.
6.    Intangible assets
As of December 31, 2004 and 2003 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of December 31, 2004			As of December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Definite life intangible assets:
Customer relationships	$95,982	$10,802	$85,180	$43,422	$5,480	$37,942
Non-competition covenants	791	448	343	476	269	207
Trademarks	—	—	—	2,587	—	2,587

	96,773	11,250	85,523	46,485	5,749	40,736

Indefinite life intangible assets:
Non-competition covenants	3,319	—	3,319	2,167	—	2,167

Total	$100,092	$11,250	$88,842	$48,652	$5,749	$42,903

During the first quarter 2004 the Company adopted a strategic plan to make use of the “Hub” brand throughout the Company. Certain of the Company’s subsidiaries have decided to change their names and as a result the Company

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 59

recognized a non-cash loss on the write-off of trademarks during the first quarter 2004 of $2,587, before income taxes.
Additions during 2004 and 2003 were as follows:

	2004	2003

Definite life intangible assets:
Customer relationships	$52,695	$1,602
Non-competition covenants	—	206

	52,695	1,808
Indefinite life intangible assets:
Non-competition covenants	1,451	136

Total	$54,146	$1,944

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets will be reviewed annually for impairment. Once a non-competition covenant is triggered, following the employee leaving the Company, the Company’s policy is to amortize the related intangible asset over the period of the remaining contractual obligation.
The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2002	$75,386	$206,326	$281,712
Goodwill acquired during 2003	535	7,654	8,189
Goodwill disposed during 2003	(478)	(197)	(675)
Cumulative translation adjustment	16,636	—	16,636

Balance as of December 31, 2003	92,079	213,783	305,862
Goodwill acquired during 2004	1,005	68,298	69,303
Goodwill disposed during 2004	(4,604)	(727)	(5,331)
Cumulative translation adjustment	6,842	—	6,842

Balance as of December 31, 2004	$95,322	$281,354	$376,676

For the years ended December 31, 2004, 2003 and 2002, amortization has been comprised of the following:

	2004	2003	2002

Customer relationships	$5,344	$3,040	$1,627
Non-competition covenants	176	168	44

Total	$5,520	$3,208	$1,671

The Company estimates the amortization charges for 2005 through 2009 for all acquisitions consummated through December 31, 2004 will be:

Year ended December 31,	2005	2006	2007	2008	2009

Customer relationships	$7,388	$7,388	$7,388	$7,388	$7,388
Non-competition covenants	180	126	70	2	1

Total	$7,568	$7,514	$7,458	$7,390	$7,389

60 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

7.    Property and equipment

	2004			2003

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Leasehold improvements	$12,496	$4,937	$7,559	$10,522	$3,419	$7,103
Office equipment	18,959	10,268	8,691	15,416	8,357	7,059
Computer equipment	29,250	17,593	11,657	24,998	14,979	10,019

	$60,705	$32,798	$27,907	$50,936	$26,755	$24,181

Included in computer equipment is computer software with a net book value of $6,331 and $5,137 at December 31, 2004 and 2003, respectively. Depreciation expense of $1,906, $1,538 and $1,087 was charged against these assets for the years ended December 31, 2004, 2003 and 2002, respectively.
During 2004 and 2003, property and equipment were acquired at an aggregate cost of $7,293 and $8,272, respectively, of which $NIL and $2,147, respectively, were acquired by means of capital leases and other financing.
The cost above reflects certain property and equipment held under capital leases of which the remaining liability at December 31, 2004 and 2003 was $468 and $650, respectively.
8.    Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consist of the following:

	December 31,

	2004	2003

Insurance premiums payable	$198,901	$176,211
Other accounts payable and accrued liabilities	58,554	49,957
Stock based compensation related to Talbot acquisition	14,388	—

	$271,843	$226,168

9.    Debt

	December 31,

	2004	2003

Series A Senior Notes, with interest at 5.71%(1)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16%(1)	55,000	55,000
Revolving U.S. Dollar LIBOR loan(2)	65,000	—
Term loan, interest only at 10%, due February 2007(3)	7,500	7,500
Term loan, variable interest, due December 2007	3,500	—
Various other unsecured notes payable and debt(4)	10,329	5,649
Capital leases(4)	468	650

Long-term debt and capital leases	151,797	78,799
Less current portion	(5,195)	(3,362)

	$146,602	$75,437

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 61

Future repayments of long-term debt and capital leases are as follows:

For the Year Ending December 31,
2005	$5,195
2006	4,479
2007	10,605
2008	69,426
2009	14,759
2010 and thereafter	47,333

$151,797

(1)	Senior Notes — As at December 31, 2004 the Company has outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series: Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010 and Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar LIBOR Loan with the balance for general corporate purposes and acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At December 31, 2004, $65 million was outstanding under these senior notes, and the Company was in compliance with all financial covenants.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate of approximately 2.00% and 2.40% for 2004 and 2003, respectively. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at December 31, 2004, the Company estimated the fair value of the swap to be $2.4 million, which is not recognized in these financial statements. Accordingly, $2.4 million is the estimated amount that the Company would need to pay to terminate the swap as of December 31, 2004.

(2)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million, bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 2.40% and 1.12% at December 31, 2004 and 2003, respectively. The facility is available on a revolving basis for one year and expires on April 22, 2005. However, if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non- revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million and $NIL at December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company was in compliance with all financial covenants governing this facility.

(3)	This term loan is from an insurance carrier. The terms of the loan provide for an incentive arrangement whereby a credit can be earned that will reduce annual interest payments under the loan (based on target premiums placed with the carrier) which reduces the principal repayment due in February 2007 (based on both target premiums placed with the carrier as well as the loss ratio on premiums placed with the carrier). Under this incentive arrangement, both the annual interest payments as well as the principal payment can be reduced to zero. Credits were earned for 2004 and 2003 which reduced interest payments to zero from $750, for both years.

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at December 31, 2004 and 2003, respectively.

62 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Demand U.S. dollar base rate loan
The Company has an undrawn $10.0 million facility which bears interest at the bank’s U.S. rate which was 5.75% and 4.50% at December 31, 2004 and 2003, respectively, plus 50 basis points. Borrowings on the facility are repayable on demand.
Subordinated convertible debentures
In connection with the acquisition of HUB Northeast on June 28, 2001, the Company issued $35 million aggregate principal amount, 8.5% convertible subordinated debentures (the Fairfax notes) due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of the Company’s outstanding common shares as of December 31, 2004.
10. Defined contribution plan
Substantially all officers and employees of the Company in the United States are entitled to participate in a qualified retirement savings plan (defined contribution plan). The cost to the Company was $2,397, $1,781 and $1,425 for 2004, 2003 and 2002, respectively. In 2004 a defined contribution plan was put in place for Canadian employees. The cost to the Company was $362 for 2004.
11. Shareholders’ equity
Share capital
At December 31, 2004, 2003 and 2002 there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At December 31, 2004, 2003 and 2002 there were an unlimited number of common shares authorized, of which 30,411, 30,143 and 29,025 were issued and outstanding as at December 31, 2004, 2003 and 2002, respectively.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 63

	Common Shares
	Outstanding

	(000’s)	Amount

Balance, December 31, 2001	21,656	$125,506
Issued — U.S. IPO	6,900	90,616
Issued for executive stock purchase plan (net of repurchases)	(4)	(152)
Release of put option liability	—	11,768
Purchase of subsidiaries	473	7,459

Balance, December 31, 2002	29,025	235,197
Purchase of subsidiaries	32	538
Repurchases of executive share purchase plan shares	(7)	(66)
Share issue costs, net of future tax asset	—	(61)
Shares issued for contingent consideration	1,246	14,041
Cancellation of shares	(8)	(91)
Restricted share units released	7	112
Stock options exercised	1	14
Reclassification of executive share purchase plan loans	(153)	(1,918)
Release of put option liability	—	7,079

Balance, December 31, 2003	30,143	254,845
Shares issued	181	3,337
Executive share purchase plan share loan cancellations, net of repurchases	1	33
Shares issued for contingent consideration	53	904
Cancellation of shares	(2)	(26)
Stock options exercised	33	497
Restricted share units released	2	27

Balance, December 31, 2004	30,411	$259,617

Issuable shares

	Common Shares

	(000’s)	Amount

Balance, December 31, 2001	—	$—
Issuable for contingent consideration	1,228	13,743

Balance, December 31, 2002	1,228	13,743
Issued	(1,228)	(13,743)
Issuable for contingent consideration	43	721

Balance, December 31, 2003	43	721
Issued	(43)	(721)

Balance, December 31, 2004	—	$—

Contributed surplus

	2004	2003	2002

Balance at December 31	$4,806	$1,234	$—
Non-cash stock based compensation	7,755	3,284	1,082
Other	120	288	152

Balance at December 31	$12,681	$4,806	$1,234

64 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Cumulative translation account

	2004	2003	2002

Balance at December 31	$20,062	$2,185	$2,770
Translation of self-sustaining foreign operations	6,981	19,553	(269)
Translation of debt financing of self-sustaining foreign operations	(60)	(1,676)	(316)

Balance at December 31	$26,983	$20,062	$2,185

12. Equity Incentive Plan
No options were issued in 2004. On February 28, 2003, the Company issued options exercisable for 267,000 common shares at an exercise price of $13.79 per share, the U.S. dollar equivalent of the closing sales price of the Company’s common shares on the TSX on that date. The maximum option term is seven years, and the options vest at one-third per year over three years of continuous employment. The number of common shares that may be issued under the Equity Incentive Plan is limited to 3,631,820 common shares.
A summary of the stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 consists of the following:

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2001	—	$—
Granted	1,270	$15.67
Exercised	—	$—
Forfeited	—	$—

Balance, December 31, 2002	1,270	$15.67
Granted	268	$13.79
Exercised	(1)	$15.67
Forfeited	(39)	$15.67

Balance, December 31, 2003	1,498	$15.64
Exercised	(33)	$15.06
Forfeited	(9)	$15.29

Balance, December 31, 2004	1,456	$15.34

The following table summarizes information about the stock options outstanding at December 31, 2004, 2003 and 2002:

	2004			2003

	Number	Weighted-Average	Number	Number	Weighted-Average	Number
	Outstanding	Remaining	Exercisable	Outstanding	Remaining	Exercisable
Exercise Price	(000’s)	Contractual Life	(000’s)	(000’s)	Contractual Life	(000’s)

$15.67	1,201	4.42 years	812	1,230	5.43 years	417
$13.79	255	5.16 years	96	268	6.08 years	6

	1,456	4.55 years	908	1,498	5.55 years	423

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 65

2002

	Number	Weighted-Average	Number
	Outstanding	Remaining	Exercisable
Exercise Price	(000’s)	Contractual Life	(000’s)

$15.67	1,270	6.45 years	—
$13.79	—		—

	1,270	6.45 years	—

There were no stock options issued in 2004. The fair value of the stock options granted in 2003 was approximately $1.2 million (weighted average exercise price was $13.79 per share). The aggregate fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the options issued in 2003 and 2002:

	2003	2002

Dividend yield	2.00%	1.15%
Expected volatility	40.1%	30.0%
Risk free interest rate	2.90%	4.14%
Expected life	5 years	5 years
Non-cash stock based compensation related to stock options of $2,400, $2,309 and $1,089 for the year ended December 31, 2004, 2003 and 2002, respectively, was expensed with offsetting credits to contributed surplus. The Company recognizes the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.
Shares derived from the options are held in escrow and subject to transfer restrictions for a period of five years from the date the options are granted, subject to early release in certain circumstances.
In 2004, restricted share units totaling 977,000 were issued in connection with the restructuring of the Company management bonus agreement and 84,000 restricted share units were issued in connection with the renegotiation of contingent consideration for Flanagan. The fair value of the restricted share units awarded in 2004 was approximately $16.1 million ($16.50 per share). In addition 45,000 restricted share units were awarded to certain employees valued at approximately $0.8 million ($17.06 per share) in 2004.
On June 30, 2003, the Company awarded 605,000 restricted share units to employees of the Company. The restricted share units are exercisable for common shares without payment of cash consideration and vest over periods ranging from 68 months to 95 months. No restricted share units were awarded in 2002.
Non-cash stock based compensation for the year ended December 31, 2004, 2003 and 2002 is comprised of the following:

	2004	2003	2002

Non-cash stock based compensation:
Stock options granted June 2002	$1,955	$1,899	$1,089
Stock options granted February 2003	445	410	—
Stock based compensation granted for 2003 bonuses	2,368	1,405	—
Restricted share units	1,609	1,087	—
Other	125	—	—

	6,502	4,801	1,089
Stock based compensation related to Talbot acquisition	14,388	—	—

	$20,890	$4,801	$1,089

66 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

13. Earnings per share
Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Earnings per common share have been calculated as follows:

	2004	2003	2002

Net earnings (numerator)	$26,244	$36,509	$29,401
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	1,900	1,886	2,520
Dividends in lieu on restricted share units (net of income tax)	95	111	—

Net earnings plus assumed conversions (numerator)	$28,239	$38,506	$31,921

Weighted average shares outstanding — Basic (denominator)	30,246	29,967	23,181
Effect of dilutive securities:
8.5% subordinated convertible debentures	2,705	3,210	4,513
Stock options	1,294	147	—
Restricted share units	687	299	—
Talbot earnout shares	303	—	—
Retractable shares	70	133	49
Issuable shares	—	11	307
Put options	—	—	2,149

Weighted average shares outstanding — Diluted (denominator)	35,305	33,767	30,199

Earnings per common share:
Basic	$0.87	$1.22	$1.27
Diluted	$0.80	$1.14	$1.06
14. Fair value of financial instruments
The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities at December 31, 2004 and 2003, approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s variable rate debt at December 31, 2004 and 2003, of $68,723 and $385, respectively, approximates fair market value.
In connection with the acquisition of HUB Northeast in 2001, the Company issued 8.5% subordinated convertible debentures due June 28, 2007 with a carrying amount and aggregate principal of $35 million. These debentures remain outstanding at December 31, 2004. The Company believes it is not practicable to estimate the fair value of its subordinated convertible debentures due to the conversion features.
15. Income taxes
Income taxes for 2004, 2003 and 2002, amounted to $20.0 million, $18.8 million and $14.3 million, respectively, resulting in an effective tax rate of 43%, 34% and 33% in 2004, 2003, and 2002, respectively.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 67

The provision for income tax expense differs from the result that would have been obtained by applying the combined Canadian statutory federal and provincial income tax rate of 36.12%, 36.62% and 38.62% in 2004, 2003 and 2002, respectively, as follows:

	2004	2003	2002

Provision for tax at statutory rates	$16,716	$20,270	$16,852
Non-deductible stock based compensation expense	6,044	—	—
Income earned outside of Canada	(1,689)	(1,688)	(2,036)
Non-taxable life insurance proceeds	—	(366)	—
Non-taxable gain on sale of Old Lyme	—	—	(1,009)
Other	(1,037)	626	449

Provision for tax	$20,034	$18,842	$14,256

The components of the future tax assets (liabilities) at December 31, 2004 and 2003, were as follows:

	2004	2003

Future income tax assets
Current	$3,901	$2,776
Long-term	4,368	5,232

Total future income tax assets	8,269	8,008

Future income tax (liabilities)
Current	(34)	(24)
Long-term	(14,805)	(12,703)

Total future income tax liabilities	(14,839)	(12,727)

Net future income tax liabilities	$(6,570)	$(4,719)

	2004	2003

Non-deductible book reserves	$3,768	$2,211
Non-cash stock based compensation	3,268	1,633
Net operating loss carryforwards	3,217	2,895
IPO costs	1,434	2,003
Goodwill and other intangible asset amortization	(10,876)	(9,504)
Unrealized foreign currency gains on long-term debt	(3,895)	(1,744)
Other accrual adjustments	(1,517)	(1,373)
Property and equipment depreciation	(1,379)	(1,335)
Other	376	495
Valuation allowance for future tax assets	(966)	—

Net future income tax liabilities	$(6,570)	$(4,719)

The Company has net operating loss carryforwards of $16,606 at December 31, 2004 that expire 2008 through 2011 resulting in a future tax asset of $2,637. In addition, the Company has state net operating loss carryforwards in the U.S. of approximately $12,221 which expire 2019 through 2024 resulting in a future tax asset of $580 before valuation allowance. Such net operating losses are currently available to offset certain future state and local taxable income. A valuation allowance in the amount of $409 has been established related to certain U.S. state net operating loss carryforwards. In addition, a valuation allowance of $557 has been established related to certain non-deductible book reserves in the U.S. The Company does not believe that these losses and reserves will be realized.

68 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

16. Interest and income taxes paid
Interest and income taxes paid for the years ending December 31, 2004, 2003 and 2002 were:

	2004	2003	2002

Interest paid	$6,936	$5,731	$7,714
Income taxes paid	$21,806	$21,007	$13,124
17. Segmented information
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
Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment for 2004, 2003 and 2002 is as follows:

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$121,752	$239,243	$360,995	$109,238	$177,487	$286,725
Corporate	22,448	9,424	31,872	20,331	1,803	22,134
Elimination of intra-segment revenue	(22,367)	(9,650)	(32,017)	(20,429)	(2,071)	(22,500)

	$121,833	$239,017	$360,850	$109,140	$177,219	$286,359

Net earnings (loss) before income taxes
Brokerage	$24,704	$40,096	$64,800	$17,600	$43,105	$60,705
Corporate	(9,163)	(9,359)	(18,522)	6,771	(12,125)	(5,354)

	$15,541	$30,737	$46,278	$24,371	$30,980	$55,351

Income tax expense (benefit) — current
Brokerage	$8,772	$15,699	$24,471	$7,020	$14,302	$21,322
Corporate	(712)	(3,855)	(4,567)	209	(4,609)	(4,400)

	$8,060	$11,844	$19,904	$7,229	$9,693	$16,922

Income tax expense (benefit) — future
Brokerage	$(252)	$1,103	$851	$(355)	$2,876	$2,521
Corporate	(688)	(33)	(721)	(883)	282	(601)

	$(940)	$1,070	$130	$(1,238)	$3,158	$1,920

Net earnings (loss)
Brokerage	$16,184	$23,294	$39,478	$10,935	$25,927	$36,862
Corporate	(7,763)	(5,471)	(13,234)	7,445	(7,798)	(353)

	$8,421	$17,823	$26,244	$18,380	$18,129	$36,509

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 69

	2004			2003

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$172,445	$624,171	$796,616	$176,653	$442,517	$619,170
Corporate	52,339	8,580	60,919	65,316	16,117	81,433

	$224,784	$632,751	$857,535	$241,969	$458,634	$700,603

Amortization of intangible assets	$110	$5,410	$5,520	$75	$3,133	$3,208
Additions to property and equipment	$2,802	$8,373	$11,175	$2,942	$5,185	$8,127
Depreciation	$2,542	$4,724	$7,266	$2,350	$3,894	$6,244
Interest income	$984	$966	$1,950	$914	$735	$1,649
Interest expense	$6,680	$790	$7,470	$4,752	$439	$5,191

	2002

	Canada	U.S.	Consolidated

Revenue
Brokerage	$85,761	$134,249	$220,010
Corporate	19,758	54,183	73,941
Elimination of intra-segment revenue	(19,708)	(54,283)	(73,991)

	$85,811	$134,149	$219,960

Net earnings (loss) before income taxes
Brokerage	$10,688	$38,229	$48,917
Corporate	8,879	(14,139)	(5,260)

	$19,567	$24,090	$43,657

Income tax expense (benefit) — current
Brokerage	$4,472	$11,871	$16,343
Corporate	778	(4,270)	(3,492)

	$5,250	$7,601	$12,851

Income tax expense (benefit) — future
Brokerage	$(408)	$2,280	$1,872
Corporate	(18)	(449)	(467)

	$(426)	$1,831	$1,405

Net earnings (loss)
Brokerage	$6,624	$24,078	$30,702
Corporate	8,119	(9,420)	(1,301)

	$14,743	$14,658	$29,401

Identifiable assets
Brokerage	$132,142	$412,379	$544,521
Corporate	28,920	23,435	52,355

	$161,062	$435,814	$596,876

70 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

	2002

	Canada	U.S.	Consolidated

Amortization of goodwill and intangible assets	$36	$1,635	$1,671
Additions to property and equipment	$2,370	$2,124	$4,494
Depreciation	$1,823	$3,669	$5,492
Interest income	$683	$1,070	$1,753
Interest expense	$6,416	$901	$7,317
18. Related party transactions
The Company had transactions with, and recorded revenue from, the following related parties:

	2004	2003	2002

Northbridge Financial Corporation	$23,378	$18,504	$12,787
Crum & Forster Holdings, Inc.	682	1,259	914
Fairfax Inc.	3,638	8,411	6,278

	27,698	28,174	19,979
Old Lyme Insurance Company, Ltd. (“OLIC”)	2,113	—	—

	$29,811	$28,174	$19,979

The above includes foreign exchange gains of $1.7 million in 2004 and 2003, respectively, due to the strengthening of the Canadian dollar.
As of December 31, 2004 and 2003, the Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $4,625 and $17,848, for 2004, respectively, and $3,185 and $17,999 for 2003, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of December 31, 2004. During the second quarter of 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub, and Michael Sabanos, Chief Financial Officer of HUB Northeast. The Company continues to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own the company.
As of December 31, 2004 and 2003, subordinated convertible debentures of $35,000 at the end of both years, are due to related parties.
During 2004, 2003 and 2002, the Company incurred expenses related to rental of premises from related parties in the amount of $2,352, $2,102 and $1,691, respectively. At December 31, 2004 and 2003, the Company also had accounts receivable due from related parties in the amount of $2,613 and $3,530, respectively, of which the majority were loans to employees to enable them to purchase shares of the Company. Of these accounts receivable, as of December 31, 2004 and 2003, $1,793 and $1,918, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. As collateral, the employees have pledged 143,000 and 153,000 common shares as of December 31, 2004 and 2003, respectively, which have a market value of $2,619 and $2,590 as of December 31, 2004 and 2003, respectively.
19. Reconciliation to U.S. GAAP
The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 71

Net earnings and comprehensive income
The table below presents the differences between Canadian and U.S. GAAP affecting net earnings and comprehensive income for the years ending December 31, 2004, 2003 and 2002.

	2004	2003	2002

Net earnings for the year based on Canadian GAAP	$26,244	$36,509	$29,401
Cumulative effect of change in accounting policy for put options(2)	—	335	—
Adjustment to put option liability(2)	—	(409)	(814)
Adjustment to investment held for sale(1)	—	—	(2,236)

Net earnings for the year based on U.S. GAAP(3)	26,244	36,435	26,351
Other comprehensive income:(4)
Unrealized gains (losses) net of tax of $(35) — 2004, $(38) — 2003, $50 — 2002,	55	62	(81)
Reclassification adjustment, net of tax of $(2) — 2004, $48 — 2003, $(85) — 2002	4	(78)	138
Foreign currency translation adjustment	6,921	17,877	(585)

Comprehensive income based on U.S. GAAP(4)	$33,224	$54,296	$25,823

Basic earnings per share based on U.S. GAAP	$0.87	$1.22	$1.14
Diluted earnings per share based on U.S. GAAP	$0.80	$1.14	$0.96
Shareholders’ equity
The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at December 31, 2004 and 2003:

	2004	2003

Shareholders’ equity based on Canadian GAAP	$381,783	$342,790
Adjustment to investment held for sale(1)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gains (losses), net of tax of $(99) — 2004, $(56) — 2003	157	90

Shareholders’ equity based on U.S. GAAP(3)	$380,224	$341,164

Notes:

(1)	Under Canadian GAAP, Old Lyme was recorded as an investment held for sale at its cost, which was equivalent to its fair value, of $40,938 on June 28, 2001. No further adjustments were made to the carrying value of the investment until Old Lyme was sold on May 30, 2002, when the Company recorded a gain of $2,613, equal to the difference between the sale proceeds (which were agreed to be its net asset value under U.S. GAAP as of December 31, 2001 plus interest at 4% per annum from December 31, 2001 until closing) and its carrying value. Interest on debt financing the purchase of Old Lyme was charged to income as it accrued.

Under U.S. GAAP, Old Lyme was recorded as an investment held for sale at its fair value of $40,938. Between acquisition and completion of the sale the carrying value of the investment was adjusted for increases in fair value due to changes in its U.S. GAAP net asset value and interest accretion. Such adjustments were reflected as changes in goodwill arising on the HUB Northeast acquisition. Interest on debt financing the purchase of Old Lyme was debited to the carrying value of the investment and did not impact earnings. The difference between the carrying value of the investment as of the date of completion of the sale and the sale proceeds was reflected as an adjustment to goodwill arising on the HUB Northeast acquisition and accordingly no gain or loss was recorded in income.

72 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

The impact of the above noted Canadian and U.S. GAAP differences on earnings were as follows:

	2004	2003	2002

Gain recognized under Canadian GAAP not recorded under U.S. GAAP	$—	$—	$(2,613)
Interest charged to earnings under Canadian GAAP not charged to earnings under U.S. GAAP	—	—	377

	$—	$—	$(2,236)

(2)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with certain 2001 acquisitions was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition date are included in earnings. Under U.S. GAAP prior to July 1, 2003, the fair value of the share consideration and the attached put options was initially recorded in equity and the redemption value of the shares to which the put options are attached was reclassified as mezzanine equity outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. On July 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments meeting certain criteria as liabilities (or assets in some circumstances) rather than equity. As a result of the adoption of this new standard, the Company changed its accounting policy with respect to the financial instruments issued in connection with certain 2001 acquisitions. Effective July 1, 2003, the Company remeasured the fair value of the put options (using the Black-Scholes model) and classified this amount as liability. Amounts previously classified as mezzanine equity were reclassified as shareholders’ equity. The difference between the estimated fair value of the put options as at July 1, 2003 and May 31, 2001 was reported as a cumulative adjustment to net earnings under U.S. GAAP. Comparative financial statements were not restated. Under U.S. GAAP, changes in the estimated fair value of the put options are included in earnings.

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

As part of the negotiations of contingent consideration the former owners of certain 2001 acquisitions agreed to relinquish their rights to put options on 730,000 common shares at December 31, 2003 and on 1,423,000 common shares at December 31, 2002. Accordingly at December 31, 2004 and 2003 no put options were outstanding on the Company’s common shares.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 73

(3)	The condensed consolidated statements of earnings and cash flows for the years ended December 31, 2004, 2003 and 2002 and the condensed consolidated balance sheets as at December 31, 2004 and 2003, under U.S. GAAP are as follows:

	2004	2003	2002

Condensed consolidated statements of earnings:
Revenue	$360,850	$286,359	$219,960
Net earnings before income taxes	$46,278	$55,376	$40,781
Net earnings	$26,244	$36,435	$26,351
Condensed consolidated statements of cash flows:
Cash provided by operating activities	$57,356	$53,936	$19,456
Cash (used in) investing activities	$(93,300)	$(20,146)	$(8,970)
Cash provided by financing activities	$48,073	$4,553	$3,176
Effect of exchange rate changes in cash and cash equivalents	$4,023	$3,067	$100
Condensed consolidated balance sheets:
Total current assets	$348,707	$314,307
Total assets(5)	$853,753	$695,125
Total current liabilities	$279,345	$233,358
Total liabilities(5)	$473,529	$355,961
Total shareholders’ equity	$380,224	$341,164

(4)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(5)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $2.4 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap on its U.S. GAAP balance sheet at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

74 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Pro forma results of Talbot acquisition (unaudited)
Below is the Company’s unaudited pro forma condensed consolidated statements of earnings information for the year ended December 31, 2004 and 2003, respectively, assuming the acquisition of Talbot, as described in Note 4, had taken place at January 1, 2004 and January 1, 2003, respectively:

	2004	2003

Revenue	$417,406	$386,288
Net income	$15,408	$12,667
Earnings per share
Basic	$0.51	$0.42
Diluted	$0.47	$0.40
Weighted average shares outstanding — Basic (000’s)	30,246	29,967
Weighted average shares outstanding — Diluted (000’s)	33,307	31,567
This unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what the actual consolidated results of operations for the years ended December 31, 2004 and 2003, respectively, might have been if the acquisition had been effective at January 1, 2004 and January 1, 2003, respectively.
Effects of New Accounting Pronouncements
The Company is not aware of any new U.S. accounting pronouncements which will impact on its financial reporting.
The Canadian Accounting Standards Board has issued two new accounting standards that will affect the Company in 2007. These new standards align Canadian GAAP to U.S. GAAP. Accordingly, information currently presented in the Company’s “Reconciliation to U.S. GAAP” note will be incorporated into the Company’s financial statements and these GAAP differences will be eliminated.
Financial Instruments — Recognition and Measurement
New Section 3855 will affect the Company’s reporting of the interest rate swap whereby the swap will be recorded on the Company’s balance sheet at its fair value. Currently, the fair value of the swap is not recognized on the Company’s balance sheet.
Comprehensive Income
New Section 1530 establishes standards for the reporting and display of comprehensive income. Unrealized gains and losses on debt and equity securities as well as foreign currency translation adjustments will be included in comprehensive income. Currently, the Company does not record these unrealized gains and losses and foreign currency translation adjustments are recorded in equity through the cumulative translation account.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 75

20. Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Year Ended December 31, 2004
Revenue	$79,349	$82,231	$94,902	$104,368	$360,850
Net earnings	$9,623	$11,591	$1,146	$3,884	$26,244
Net earnings per share — Basic	$0.32	$0.38	$0.04	$0.13	$0.87
Net earnings per share — Diluted	$0.29	$0.35	$0.04	$0.12	$0.80
Year Ended December 31, 2003
Revenue	$68,877	$74,155	$64,671	$78,656	$286,359
Net earnings	$8,904	$10,109	$6,820	$10,676	$36,509
Net earnings per share — Basic	$0.30	$0.34	$0.23	$0.36	$1.22
Net earnings per share — Diluted	$0.28	$0.31	$0.22	$0.33	$1.14
21. Subsequent events
In January, 2005 the Company was named as one of several defendants in another class action filed in Federal District Court in Illinois, containing allegations substantially similar to those in the Opticare case and other Illinois federal class actions. As with the other class actions there are no specific factual allegations relating to the Company. The Company denies allegations made in these lawsuits and intends to vigorously defend these cases.
In January, 2005 the Company and affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through Hub International of Illinois Limited (formerly Mack and Parker, Inc.)which claims that an undisclosed contingent commission was received with respect to its policy. The Company denies this and the other allegations of the complaint and intends to vigorously defend this case.
Also in January, 2005, HUB Illinois received a supplemental subpoena from the Illinois Insurance Division. A timely response has been provided.
In February, 2005 one of the Company’s subsidiaries received and responded to a letter of inquiry from authorities in California seeking information regarding its compensation agreements.
On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred the Opticare case, as well as three other class actions in which we are not named, to the District of New Jersey. The Company expects that the three class actions filed in Federal District Court in Illinois will also be transferred to New Jersey.

76 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under SEC rules, we are required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2004 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are included herein by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in the Hub’s internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Hub’s internal control over financial reporting.
Annual Certifications
The Annual Certification of the Chief Executive Officer in respect of Hub’s compliance with the Corporate Governance Rules of the New York Stock Exchange was filed, without qualification, with the New York Stock Exchange on June 10, 2004.
The Certifications of the Chief Executive Officer and the Chief Financial Officer of Hub required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 were filed as exhibits to our Annual Report on Form 10-K for the year ended December 31, 2003.
Item 9B. Other Information
Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Information regarding directors, nominees for directors and executive officers is included under the caption entitled “Election of Directors” and “Management” in the 2005 Proxy Statement and is incorporated herein by reference.

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 77

Item 11. Executive Compensation
Information regarding executive compensation of directors and executive officers is included in the 2005 Proxy Statement under the caption entitled “Executive Compensation and Related Information” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters
Information regarding beneficial ownership of the common shares by certain beneficial owners and by management is included under the caption entitled “Security Ownership of Management and Certain Beneficial Holders” in the 2005 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions is included under the caption entitled “Certain Relationships and Related Transactions” in the 2005 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is included under the caption entitled “Principal Accountant Fees and Services” in the 2005 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)(1) Financial Statements
Reference is made to the information set forth in Part II, Item 8 of this report, which information is incorporated herein by reference.
(a)(2) Exhibits
The exhibits to this report are listed in (b) below. Each exhibit listed therein which constitutes a management contract or compensatory plan or arrangement is identified with the symbol (*).
(b) Exhibits

Exhibit
No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among Hub U.S. Holdings, Inc. and Fifth Third Financial Corp., dated December 29, 2002 (incorporated by reference to the registrant’s Current Report on Form 8-K filed January 7, 2003).
2.2	Stock Purchase Agreement by and among Satellite Acquisition Corporation, Safeco Corporations and General America Corporation as the Sole shareholder of Talbot Financial Corporation, dated March 15, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
2.3	Subscription Agreement by and among Hub U.S. Holdings, Inc., Satellite Acquisition Corporation, Randall Talbot, David Weymouth, Roy Taylor and TalMan, LLC, dated March 15, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
2.4	Shareholder Agreement by and among Hub U.S. Holdings, Inc., Hub International Limited, TalMan, LLC, and Satellite Acquisition Corporation, dated July 1, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
3.1†	Articles of Incorporation of the registrant.
3.2†	By-laws of the Registrant.

78 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

Exhibit
No.	Description of Exhibit

3.3	Certificate of Continuance.
4.1†	Specimen Certificate representing Common Shares.
10.1†	Agreement and Plan of Merger between HUB International Limited, 416 Acquisition Inc. and Kaye Group Inc. dated January 19, 2001.
10.2†*	Executive Share Purchase Plan.
10.3†*	Employee Share Purchase Plan.
10.4†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Martin P. Hughes.
10.5†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Martin P. Hughes.
10.6†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Richard A. Gulliver.
10.7†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Richard A. Gulliver.
10.8†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and Dennis J. Pauls.
10.9†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and Dennis J. Pauls.
10.10†*	Employment Agreement dated as of March 19, 2002 between HUB International Limited and W. Kirk James.
10.11†*	Executive confidentiality, non-solicitation and insider agreement dated as of March 19, 2001 between HUB International Limited and its subsidiaries and W. Kirk James.
10.12†*	Employment Agreement dated as of June 28, 2001 among Kaye Group Inc., HUB International Limited and Bruce D. Guthart.
10.13†*	Employment Agreement dated as of January 1, 2002 among Barton Insurance Brokers Ltd., HUB International Limited and R. Craig Barton.
10.14*	HUB International Limited Equity Incentive Plan, as amended (incorporated by reference to the registrant’s Definitive Proxy Statement and Management Circular on Schedule 14A as filed with the Commission on March 31, 2003).
10.15	Amended and Restated Credit Agreement dated as of April 23, 2004 between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004).
10.16†	Debenture dated as of June 28, 2001 between HUB International Limited and Odyssey Reinsurance Corporation.
10.17†	Debenture dated as of June 28, 2001 between HUB International Limited and United States Fire Insurance Company.
10.18†	Claims Services Agreement dated as of May 30, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Claims Administration Corporation.
10.19	Administrative Services and Cost Allocation Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and HUB International Northeast Limited, as amended (incorporated by reference to the Form S-1 and filed herewith as amended).
10.20*	Employment Agreement dated as of May 15, 1996, between Kaye Group Inc. and Michael Sabanos, as amended (incorporated by reference to the Annual Report on Form 10-K, for the year ended December 31, 2002.)
10.21	ISDA Master Agreement and Schedule to the Master Agreement dated as of July 15, 2003 by and between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004.)

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 79

Exhibit
No.	Description of Exhibit

10.22	Note Purchase Agreement between Hub International Limited and each of the purchasers regarding the U.S. $10,000,000 5.71% Series A Senior Notes due June 15, 2010 and U.S. $55,000,000 6.16% Series B Senior Notes due June 15, 2013 (excluding any appendices and exhibits thereto) (incorporated by reference to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003. (the “2003 10-K”).
10.23*	Management Bonus Modification Agreement effective as of December 31, 2003 between Hub International Limited, each Operating Subsidiary and each of the Eligible Managers, as applicable (excluding any appendices and exhibits thereto) (incorporated by reference to the 2003 10K).
10.24*	Employment Agreement dated as of March 14, 2005 with effect as at January 1, 2004 between HUB International Limited and Lawrence J. Lineker.
10.25*	Employment Agreement dated as of March 14, 2005 with effect as at April 1, 2004 between HUB International Limited and Marianne D. Paine.
10.26	Contingent Compensation Agreement dated effective as of April 1, 2004 between Old Lyme Insurance Company Ltd. and Program Brokerage Corporation.
21.1	List of Registrant’s subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84734), as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2002 (“Form S-1”).

*	Management contract or compensatory plan or arrangement.

80 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2004

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2005.

Hub International Limited

/s/ Martin P. Hughes

Martin P. Hughes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 16, 2005.

SIGNATURE	TITLE

/s/ Martin P. Hughes Martin P. Hughes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis J. Pauls Dennis J. Pauls	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard A. Gulliver Richard A. Gulliver	President, Director

/s/ Bruce D. Guthart Bruce D. Guthart	Chief Operating Officer, Director

/s/ Stuart Ross Stuart Ross	Director

/s/ Edward W. Lyman, Jr. Edward W. Lyman, Jr.	Director

/s/ Anthony F. Griffiths Anthony F. Griffiths	Director

/s/ Bradley P. Martin Bradley P. Martin	Director

/s/ Paul Murray Paul Murray	Director

/s/ Frank S. Wilkinson Frank S. Wilkinson	Director

ANNUAL REPORT December 31, 2004	HUB INTERNATIONAL LIMITED 81