Form 10-Q
period 2005-03-31
HUB INTERNATIONAL LTD
filed 2005-05-09
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2005
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☑          No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at May 2, 2005 30,621,865

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Hub International Limited
Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004
(in thousands of U.S. dollars)

	2005	2004

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$112,892	$98,204
Trust cash	56,652	71,718
Accounts and other receivables	127,463	162,841
Income taxes receivable	6,967	6,208
Future income taxes	5,568	3,901
Prepaid expenses	5,065	5,835

Total current assets	314,607	348,707
Goodwill	375,013	376,676
Other intangible assets	86,973	88,842
Property and equipment	26,630	27,907
Future income taxes	4,684	4,368
Other assets	8,970	11,035

Total assets	$816,877	$857,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$213,363	$271,843
Income taxes payable	11,428	2,273
Future income taxes	521	34
Current portion long-term debt and capital leases	5,161	5,195

Total current liabilities	230,473	279,345

Long-term debt and capital leases	137,885	146,602
Subordinated convertible debentures	35,000	35,000
Future income taxes	15,229	14,805

Total liabilities	418,587	475,752

Commitments and Contingencies

Shareholders’ equity
Share capital	260,418	259,617
Contributed surplus	14,214	12,681
Cumulative translation account	26,511	26,983
Retained earnings	97,147	82,502

Total shareholders’ equity	398,290	381,783

Total liabilities and shareholders’ equity	$816,877	$857,535

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 3

Hub International Limited
Consolidated Statements of Earnings
For the three months ended March 31, 2005 and 2004
(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	2005	2004

Revenue
Commission income	$88,969	$61,585
Contingent commissions and volume overrides	29,160	15,037
Other	3,568	2,727

	121,697	79,349

Expenses
Cash compensation	63,853	40,637
Selling, occupancy and administration	20,053	15,553
Depreciation	2,081	1,587
Interest expense	2,403	1,660
Intangible asset amortization	1,859	781
Non-cash stock based compensation	8,998	1,614
Gain on forgiveness of debt	(4,500)	—
(Gain)/ loss on disposal of subsidiaries, property, equipment and other assets	(2,412)	38
Loss on write-off of trademarks	—	2,587

	92,335	64,457

Net earnings before income taxes	29,362	14,892

Provision for income tax expense (benefit)
Current	13,854	6,738
Future	(972)	(1,469)

	12,882	5,269

Net earnings	$16,480	$9,623

Earnings per share
Basic	$0.54	$0.32
Diluted	$0.47	$0.29
Weighted average shares outstanding — Basic (000’s)	30,368	30,015
Weighted average shares outstanding — Diluted (000’s)	36,397	34,258
(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

Hub International Limited
Consolidated Statements of Retained Earnings
For the three months ended March 31, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	2005	2004

Retained earnings — Beginning of period	$82,502	$62,356
Net earnings	16,480	9,623
Dividends	(1,835)	(1,525)

Retained earnings — End of period	$97,147	$70,454

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 5

Hub International Limited
Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	2005	2004

OPERATING ACTIVITIES
Net earnings	$16,480	$9,623
Items not affecting cash
Amortization and depreciation	3,940	2,368
(Gain)/loss on disposal of subsidiaries, property, equipment and other assets	(2,412)	38
Non-cash stock based compensation	8,998	1,614
Gain on forgiveness of debt	(4,500)	—
Loss on write-off of trademarks	—	2,587
Future income taxes	(972)	(1,469)
Non-cash working capital items
Trust cash	15,066	10,633
Accounts and other receivables	33,113	50,021
Prepaid expenses	769	125
Accounts payable and accrued liabilities	(65,817)	(69,049)
Other assets	129	128
Income taxes	8,398	1,387

Net cash flows from operating activities	13,192	8,006

INVESTING ACTIVITIES
Property and equipment — purchases	(936)	(1,396)
Property and equipment — proceeds on sale	1	67
Purchase of subsidiaries, net of cash received	(18)	(257)
Sale of subsidiaries	3,876	—
Other assets	4,399	560

Net cash flows from (used for) investing activities	7,322	(1,026)

FINANCING ACTIVITIES
Long-term debt and capital leases — repayments	(4,263)	(1,015)
Proceeds from exercise of stock options	504	—
Dividends paid	(1,835)	—
Share capital — issued for cash, net of issue costs	—	40

Net cash flows used for financing activities	(5,594)	(975)

Effect of exchange rate changes on cash and cash equivalents	(232)	(753)

Change in cash and cash equivalents	14,688	5,252
Cash and cash equivalents — Beginning of period	98,204	82,052

Cash and cash equivalents — End of period	$112,892	$87,304

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

Hub International Limited
Notes to Interim Consolidated Financial Statements
For the three months ended March 31, 2005 and 2004 (unaudited)
(in thousands of U.S. dollars, except per share amounts or as otherwise indicated)
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
2.  Summary of Significant Accounting Policies
The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (“Canadian GAAP”) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2004 as set out on pages 43 to 76 of the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These interim consolidated financial statements of the Company are expressed in United States (“U.S.”) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2004. These principles differ in certain respects from United States generally accepted accounting principles (“U.S. GAAP”) and, to the extent that they affect the Company, the differences are described in Note 14, “Reconciliation to U.S. GAAP.”
3.  Commitments and contingencies

(a)	On July 1, 2004, the Company purchased all of the common shares of Satellite Acquisition Corporation (“Satellite”) a corporation formed by senior management at Talbot Financial Corporation (“Talbot”). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company will purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted common shares of the Company. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to Talbot management is recorded by the Company as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. The Company estimates that the aggregate value of compensation which will be recognized under this arrangement will be $45 - $50 million, of which $7.2 million was recognized in the first quarter 2005 and $21.6 million has been recognized in total from the date of acquisition through March 31, 2005 as an expense with an offsetting credit to accounts payable and accrued liabilities. A payment in common shares of the Company of $14.4 million will be paid to Talbot management on September 1, 2005.

In connection with other various acquisitions completed through March 31, 2005, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $11.2 million in cash and $4.4 million in common shares of the Company based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through November 2008 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at March 31, 2005, the financial statements reflect a liability to pay cash of $0.7 million.

(b)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $4,062 and $4,287 as of March 31, 2005 and December 31, 2004 respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 414,000 and 431,000 of the Company’s common shares as of March 31, 2005 and December 31, 2004, respectively, which have a market value of $8,002 and

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 7

$7,885 as of March 31, 2005 and December 31, 2004, respectively. Interest on the loans in the amount of $49 and $51 for the three months ended March 31, 2005 and 2004, respectively, was paid by the Company and is included in cash compensation expense.

4.  Dispositions
During the first quarter 2005, the Company sold assets of certain insurance brokerages for $4,499 resulting in a gain of $2,261. Annual revenue for 2004 of these brokerages was approximately $2,500.
5.  Intangible Assets
As of March 31, 2005 and December 31, 2004 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of March 31, 2005			As of December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Definite life intangible assets:
Customer relationships	$95,973	$12,605	$83,368	$95,982	$10,802	$85,180
Non-competition covenants	809	504	305	791	448	343

	96,782	13,109	83,673	96,773	11,250	85,523
Indefinite life intangible assets:
Non-competition covenants	3,300	—	3,300	3,319	—	3,319

Total	$100,082	$13,109	$86,973	$100,092	$11,250	$88,842

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets are reviewed annually for impairment. Once a non-competition covenant is triggered, following the departure of an employee from the Company, the Company’s policy is to amortize the related intangible asset over the period of the contractual obligation.
The changes in the carrying amount of goodwill for the three months ended March 31, 2005 and the year ended December 31, 2004, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2003.	$92,079	$213,783	$305,862
Goodwill acquired during 2004.	1,005	68,298	69,303
Goodwill disposed during 2004.	(4,604)	(727)	(5,331)
Cumulative translation adjustment	6,842	—	6,842

Balance as of December 31, 2004.	95,322	281,354	376,676
Goodwill acquired during 2005.	—	779	779
Goodwill disposed during 2005.	(1,968)	—	(1,968)
Cumulative translation adjustment	(474)	—	(474)

Balance as of March 31, 2005.	$92,880	$282,133	$375,013

8 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

Changes to goodwill and intangible assets during the first quarter 2005 relate to contingent payments on prior year acquisitions as well as the disposition of assets of certain insurance brokerages in Canada.
For the three months ended March 31, 2005 and 2004 amortization has been comprised of the following:

	2005	2004

Customer relationships	$1,803	$764
Non-competition covenants	56	17

Total	$1,859	$781

The Company estimates the amortization charges for 2005 through 2009 for all acquisitions consummated through March 31, 2005 will be:

	2005	2006	2007	2008	2009

Year ended December 31,
Customer relationships	$7,381	$7,401	$7,401	$7,401	$7,401
Non-competition covenants	173	104	94	13	2

Total	$7,554	$7,505	$7,495	$7,414	$7,403

6.  Debt
Long-term debt and capital leases

	March 31,	December 31,
	2005	2004

Series A Senior Notes, with interest at 5.71% (1)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Revolving U.S. Dollar LIBOR Loan (2)	65,000	65,000
Term loan, interest only at 10%, due February 2007 (3)	—	7,500
Term loan, variable interest, due December 2007.	3,200	3,500
Various other unsecured notes payable and debt (4)	9,455	10,329
Capital leases (4)	391	468

Long-term debt and capital leases	143,046	151,797
Less current portion	(5,161)	(5,195)

	$137,885	$146,602

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended March 31,
2006	$5,161
2007	4,128
2008	2,583
2009	69,412
2010	14,429
2011 and thereafter	47,333

$143,046

Notes:

(1)	Senior Notes — As at March 31, 2005 the Company has outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series. Series A represents

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 9

$10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually, June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar LIBOR loan with the balance used for general corporate purposes and acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At March 31, 2005 the Company was in compliance with all financial covenants governing the senior notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate, resulting in a savings of approximately 0.99% and 2.44% for the three months ended March 31, 2005 and 2004, respectively. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at March 31, 2005, the Company estimated the fair value of the swap to be $3.8 million, which is not recognized in these financial statements. Accordingly, $3.8 million is the estimated amount that the Company would need to pay to terminate the swap as of March 31, 2005.

(2)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million, bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 2.86% and 2.40% at March 31, 2005 and December 31, 2004, respectively. The facility is available on a revolving basis for one year. Subsequent to March 31, 2005, the Company successfully renewed this loan with terms identical to the existing loan. The new loan expires on April 19, 2006. However, if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million at March 31, 2005 and December 31, 2004. As of March 31, 2005, the Company was in compliance with all financial covenants governing this facility.

(3)	During the quarter ended March 31, 2005 an early payment settlement was negotiated in respect of the Company’s $7.5 million loan from an insurance carrier. The loan agreement provided for an incentive agreement whereby a credit could be earned to reduce interest payments (based on target premiums placed with the carrier) and principal amounts (based on target premiums placed with the carrier as well as loss ratios on those premiums). The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for the first quarter 2005 being reduced to zero. The Company paid $3.0 million in March 2005 and recorded a gain on forgiveness of debt of $4.5 million for the quarter ended March 31, 2005. Interest expense on this loan totaled NIL and $0.2 million (which was subsequently reduced to zero in the fourth quarter 2004) for the three months ended March 31, 2005 and 2004, respectively.

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at March 31, 2005 and December 31, 2004, respectively.

Demand U.S. dollar base rate loan
The Company has an undrawn $9.9 million facility which bears interest at the bank’s U.S. rate, which was 6.25% and 5.75% at March 31, 2005 and December 31, 2004, respectively, plus 50 basis points. Borrowings on the facility are repayable on demand.
Subordinated convertible debentures
The Company has issued 8.5% convertible subordinated debentures (the “Fairfax notes”) in the amount of $35 million due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”). The Fairfax

10 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of the Company’s total outstanding common shares as of March 31, 2005.
7.  Shareholders’ Equity
Share capital
At March 31, 2005 and December 31, 2004, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At March 31, 2005 and December 31, 2004, there were an unlimited number of common shares authorized, of which 30,463 and 30,411 were issued and outstanding as at March 31, 2005 and December 31, 2004, respectively.

	Common shares
	outstanding

	(000’s)	Amount

Balance, December 31, 2004	30,411	$259,617
Stock options exercised	33	504
Restricted share units released	12	198
Executive share purchase plan shares, net of cancellation	7	99

Balance, March 31, 2005	30,463	$260,418

Contributed surplus

Amount

Balance, December 31, 2004	$12,681
Non-cash stock based compensation	1,711
Other	(178)

Balance, March 31, 2005	$14,214

Cumulative translation account

Amount

Balance December 31, 2004	$26,983
Translation of self-sustaining foreign operations	(474)
Translation of debt financing of self-sustaining foreign operations	2

Balance, March 31, 2005	$26,511

8.  Equity Incentive Plan
No options were issued in the three months ended March 31, 2005. The maximum option term is seven years, and the options vest at one-third per year over three years of continuous employment. The number of common shares that may be issued under the Equity Incentive Plan is limited to 3,631,820 common shares.

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 11

A summary of the stock option activity and related information for the three months ended March 31, 2005 consists of the following:

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2004	1,456	$15.34
Granted	—	$—
Exercised	(33)	$15.12
Forfeited	—	$—

Balance, March 31, 2005.	1,423	$15.35

The following table summarizes information about the stock options outstanding at:

	March 31, 2005			December 31, 2004

	Number	Weighted-Average	Number	Number	Weighted-Average	Number
	Outstanding	Remaining	Exercisable	Outstanding	Remaining	Exercisable
	(000’s)	Contractual Life	(000’s)	(000’s)	Contractual Life	(000’s)
Exercise price
$15.67	1,178	4.20 years	796	1,201	4.42 years	812
$13.79	245	4.92 years	169	255	5.16 years	96

	1,423	4.33 years	965	1,456	4.55 years	908

Non-cash stock based compensation of $8,998 and $1,614 for the three months ended March 31, 2005 and 2004, respectively, was expensed with offsetting credits to contributed surplus, and accounts payable and accrued liabilities. The Company recognizes the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.
Shares derived from the options are held in escrow and subject to transfer restrictions for a period of five years from the date the options are granted, subject to early release in certain circumstances.
In the first quarter 2005, 226,000 restricted share units were granted to the Company’s Executive Management Team (“EMT”). In addition, 25,000 restricted share units were granted in relation to employment agreements entered into by the Company with other non-EMT employees.
Non-cash stock based compensation for the three months ended March 31, 2005 and 2004 is comprised of the following:

	2005	2004

Non-cash stock based compensation:
Stock options granted June 2002	$462	$491
Stock options granted February 2003	100	102
Stock based compensation granted for 2003 bonuses	734	633
Restricted share units	415	388
Restricted share units — EMT	86	—
Other	7	—

	1,804	1,614
Non-cash stock based compensation related to Talbot acquisition	7,194	—

	$8,998	$1,614

12 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

The Company estimates the non-cash stock based compensation expense for 2005 through 2010 will be:

	2005	2006	2007	2008	2009	2010
Year ended December 31,
Stock options granted June 2002	$851	$—	$—	$—	$—	$—
Stock options granted February 2003	366	—	—	—	—	—
Stock based compensation granted for 2003 bonuses	2,482	2,245	2,154	2,154	2,154	2,095
Stock based compensation regarding Talbot acquisition	25,459	8,400	1,508	—	—	—
Restricted Share Units	1,661	1,654	1,618	1,618	347	130
Restricted Share Units — EMT	861	1,033	1,033	1,033	404	—
Other	111	19	5	—	—	—

	$31,791	$13,351	$6,318	$4,805	$2,905	$2,225

9.  Earnings Per Share
Basic earnings per share, excluding the dilutive effect of common share equivalents, are calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Earnings per common share are calculated as follows:

	2005	2004

Net earnings (numerator)	$16,480	$9,623
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	475	475
Payment in lieu of dividends on restricted share units (net of income tax)	28	—

Net earnings plus assumed conversions (numerator)	$16,983	$10,098

Weighted average shares outstanding — Basic (denominator)	30,368	30,015
Effect of dilutive securities:
8.5% subordinated convertible debentures	2,518	2,705
Stock options	1,340	1.077
Restricted share units	889	326
Talbot earnout shares	1,213	—
Retractable shares	69	133
Issuable shares	—	2

Weighted average shares outstanding — Diluted (denominator)	36,397	34,258

Earnings per common share:
Basic	$0.54	$0.32
Diluted	$0.47	$0.29
10. Income Taxes
Income taxes for the three months ended March 31, 2005 and 2004 amounted to $12,882 and $5,269, respectively, resulting in an effective tax rate of 43.9% and 35.4% in the first quarter 2005 and 2004, respectively. This increase in the effective tax rate is due to non-cash stock based compensation related to the Talbot earnout. The effective tax rate for the three months ended March 31, 2005 excluding the Talbot non-cash stock based compensation was 35.2%.
11. Interest and Income Taxes Paid
Interest and income taxes paid for the three months ended March 31, 2005 and 2004 were:

	2005	2004

Interest paid	$820	$161
Income taxes paid	$5,576	$5,381

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 13

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
Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended March 31,

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$34,505	$87,066	$121,571	$30,469	$48,776	$79,245
Corporate	5,917	3,303	9,220	3,425	731	4,156
Elimination of intra-segment revenue	(5,849)	(3,245)	(9,094)	(3,348)	(704)	(4,052)

	$34,573	$87,124	$121,697	$30,546	$48,803	$79,349

Net earnings (loss) before income taxes
Brokerage	$8,424	$23,990	$32,414	$6,377	$10,993	$17,370
Corporate	(5,638)	2,586	(3,052)	(744)	(1,734)	(2,478)

	$2,786	$26,576	$29,362	$5,633	$9,259	$14,892

Income tax expense (benefit) — current
Brokerage	$2,654	$10,369	$13,023	$2,277	$5,825	$8,102
Corporate	1,002	(171)	831	73	(1,437)	(1,364)

	$3,656	$10,198	$13,854	$2,350	$4,388	$6,738

Income tax expense (benefit) — future
Brokerage	$(113)	$(959)	$(1,072)	$(47)	$(1,362)	$(1,409)
Corporate	(183)	283	100	(198)	138	(60)

	$(296)	$(676)	$(972)	$(245)	$(1,224)	$(1,469)

Net earnings (loss)
Brokerage	$5,883	$14,580	$20,463	$4,147	$6,530	$10,677
Corporate	(6,457)	2,474	(3,983)	(619)	(435)	(1,054)

	$(574)	$17,054	$16,480	$3,528	$6,095	$9,623

Amortization of intangible assets	$32	$1,827	$1,859	$27	$754	$781
Additions to property and equipment	$490	$446	$936	$513	$883	$1,396
Depreciation	$690	$1,391	$2,081	$642	$945	$1,587
Interest income	$306	$480	$786	$278	$184	$462
Interest expense	$2,182	$221	$2,403	$1,393	$267	$1,660

14 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

	As of March 31, 2005 and December 31, 2004

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$168,034	$597,706	$765,740	$172,445	$624,171	$796,616
Corporate	43,857	7,280	51,137	43,769	17,150	60,919

	$211,891	$604,986	$816,877	$216,214	$641,321	$857,535

13. Related Party Transactions
In the three months ended March 31, 2005 and 2004, respectively, the Company had transactions with and recorded revenue from the following related parties:

	2005	2004

Northbridge Financial Corporation	$4,635	$4,458
Crum & Forster Holdings, Inc.	178	183
Fairfax Inc.	(253)	1,432

	4,560	6,073
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,490	—

	$6,050	$6,073

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $5,516 and $9,449 respectively, at March 31, 2005 and $4,625 and $17,848 respectively, at December 31, 2004. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of March 31, 2005. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub, and Michael Sabanos, Chief Financial Officer of Hub International Northeast Limited (“HUB Northeast”). The Company continues to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.
As of March 31, 2005 and December 31, 2004 subordinated convertible debentures of $35,000 were due to related parties.
During the three months ended March 31, 2005 and 2004, the Company incurred expenses related to rental of premises from related parties in the amount of $517 and $430, respectively. At March 31, 2005 and December 31, 2004 the Company also had receivables due from related parties in the amount of $2,452 and $2,613, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these receivables, as of March 31, 2005 and December 31, 2004, $1,675 and $1,793, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. As collateral, the employees have pledged 135,000 and 143,000 common shares as of March 31, 2005 and December 31, 2004, respectively, which have a market value of $2,607 and $2,619 as of March 31, 2005 and December 31, 2004, respectively.
14. Reconciliation to U.S. GAAP
The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 15

Net earnings and comprehensive income
There were no differences between Canadian GAAP and U.S. GAAP affecting net earnings, basic earnings per share and diluted earnings per share. The table below presents comprehensive income for the three months ending March 31, 2005 and 2004.

	2005	2004

Net earnings for the period based on Canadian GAAP and U.S. GAAP (1)	$16,480	$9,623
Other comprehensive income: (2)
Unrealized gain net of tax of $(35) — Q1/05, $(23) — Q1/04.	53	35
Foreign currency translation adjustment	(472)	(1,292)

Comprehensive income based on U.S. GAAP (2)	$16,061	$8,366

Shareholders’ equity
The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004

Shareholders’ equity based on Canadian GAAP	$398,290	$381,783
Adjustment to investment held for sale (3)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain net of tax of $(136) — 2005, $(99) — 2004	209	157

Shareholders’ equity based on U.S. GAAP (3)	$396,783	$380,224

Notes:

(1)	The condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2005 and 2004, were the same under Canadian and U.S. GAAP. The condensed consolidated balance sheets as at March 31, 2005 and December 31, 2004 under U.S. GAAP are as follows:

	March 31,	December 31,
	2005	2004

Condensed consolidated balance sheets:
Total current assets	$314,607	$348,707
Total assets (4)	$811,829	$853,753
Total current liabilities	$230,473	$279,345
Total liabilities (4)	$415,046	$473,529
Total shareholders’ equity	$396,783	$380,224

(2)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(3)	Under Canadian GAAP, Old Lyme Insurance Company of Rhode Island and Old Lyme Insurance Company Ltd. (collectively, “Old Lyme”) was recorded as an investment held for sale at its cost, which was equivalent to its fair

16 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

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

(4)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $3.8 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.
15. Subsequent Events
On May 2, 2005, the Company acquired THB Intermediaries Inc. (“THB”). THB is a facultative reinsurance broker with approximately $6 million in annual revenue and has offices in New York, Los Angeles, Chicago and Dallas.

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q. Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). These principles differ in certain respects from United States generally accepted accounting principles (“U.S. GAAP”) and to the extent that they affect us are described in Note 14 to our unaudited consolidated financial statements.
Overview
Hub is a leading North American insurance brokerage that has grown rapidly since its formation in 1998 through mergers, acquisitions and organic growth. We provide a broad array of property and casualty, life and health, employee benefits, investment and risk management products and services through offices located in the United States and Canada. We are pursuing a growth strategy that includes expansion of our geographic footprint across the United States and deeper penetration of the insurance brokerage market in both the United States and Canada. Both acquisitions and internal growth are core components of our strategic plan for revenue expansion. Our acquisition pipeline continues to be strong, although we cannot predict the timing or size of future acquisitions.
As of March 31, 2005, our operations included 14 regional “hub” brokerages—nine in the United States and five in Canada — and nearly 200 offices staffed by approximately 3,300 people. Our strategic plan calls for the addition of approximately six additional U.S. hubs to extend our geographic footprint. Brokerages large enough to be considered hubs will generally have annual revenue in excess of $10 million. In addition to larger, “hub” acquisitions by the parent corporation, each regional hub is tasked with pursuing smaller, fold-in acquisitions that either expand its geographic penetration or add new specialization or expertise to the regional operation.
We generally acquire larger “hub” brokerages for a combination of cash and our common shares. Although there are variations in the purchase terms for each hub, our goal is to pay 30% – 70% of the “hub” purchase price in our common shares, while setting escrow periods of up to 10 years for the sellers to hold these shares. We believe the use of escrowed stock in major acquisitions creates increased alignment of interests between senior managers and the public shareholders of the corporation. We have paid all cash for the acquisition of certain brokerages, and may pay an all cash purchase price for brokerages in the future. As of March 31, 2005, senior managers of the company and its hubs owned approximately 1.9 million shares, or 6.3%, of shares outstanding, while all employees as a group held approximately 6.6 million shares, or 21.8%, of total shares outstanding.
We have acquired 101 brokerages in Canada and the United States, with substantially all of our large acquisitions over the past four years focused in the United States. Accordingly, U.S. revenue has grown to 72% of our total in the first quarter 2005 from 23% in the first quarter 2000, reflecting primarily acquisition growth but also organic growth. Organic growth is similar to the same-store-sales calculation used by retailers. It includes revenue growth from operations included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.
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

18 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

During the 1990s, for example, insurance rates were generally considered low, or “soft,” as insurance companies sought to maximize the flow of premium dollars that they could invest profitably in a rising stock market and in other investments. Beginning in 2000, as return on investment began to shrink, insurance rates began to rise, or “harden,” a pace that accelerated rapidly after the terrorist attacks of September 11, 2001. During the two years after September 11, 2001 premium rates remained firm for most types of coverage, rising 10% to 15% per year in many cases. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During 2004 insurance rates in both Canada and in the U.S., for many types of coverage, continued to decline. This trend continues in 2005.
For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums usually yield weaker commission levels, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. During the first quarter 2005, we started to see modest positive reactions from insurance buyers to lower premium rates. In addition, the economic environment could lead to higher or lower sales and employee headcounts at client companies, leading in turn to increased or reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.
Results of Operations
Three months ended March 31, 2005 compared with three months ended March 31, 2004
Revenue
A significant portion of our revenue growth in 2005 was the result of brokerages acquired in 2004. During 2004, we acquired seven insurance brokerages, including Talbot Financial Corporation (“Talbot”), and divested of three small brokerages in Canada. In 2005 we sold assets of certain brokerages with annual revenue of approximately $2.5 million. Total annualized revenue of brokerages acquired in 2004, as of their respective acquisition dates, was $115.4 million: $35.8 million of our first quarter 2005 revenue was attributable to acquisitions. As a result of these acquisitions and 10% organic growth, which includes the strengthening of the Canadian dollar in 2005 compared to the U.S. dollar, we reported a 53% increase in revenue to $121.7 million in the first quarter 2005.
The table below shows a breakdown of our revenue by segment and type for the three months ended March 31, 2005 including organic growth:

	Revenue				Adjustment
					for
(in thousands of U.S. dollars,			Total Net	Total Net	(Acquisitions)	Organic	Organic
except percentages)	2005	2004	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$88,969	$61,585	$27,384	44%	$(25,259)	$2,125	4%
Contingent
Commissions and Volume Overrides	29,160	15,037	14,123	94%	(8,708)	5,415	36%
Other Income	3,568	2,727	841	31%	(672)	169	6%

Total	$121,697	$79,349	$42,348	53%	$(34,639)	$7,709	10%

U.S.
Commission Income	$63,153	$37,048	$26,105	70%	$(26,387)	$(282)	(1)%
Contingent
Commissions and Volume Overrides	20,957	9,643	11,314	117%	(8,995)	2,319	24%
Other Income	3,014	2,112	902	43%	(709)	193	9%

Total	$87,124	$48,803	$38,321	79%	$(36,091)	$2,230	5%

Canada
Commission Income	$25,816	$24,537	$1,279	5%	$1,128	$2,407	10%
Contingent
Commissions and Volume Overrides	8,203	5,394	2,809	52%	287	3,096	57%
Other Income	554	615	(61)	(10)%	37	(24)	(4)%

Total	$34,573	$30,546	$4,027	13%	$1,452	$5,479	18%

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 19

Of the $42.3 million in new revenue we reported, $34.6 million, or 82%, reflected growth through acquisition, while $7.7 million, or 18%, resulted from organic growth. By comparison, acquired brokerages added $1.7 million, or 16%, of first quarter 2004 sales growth, while organic growth contributed $8.8 million, or 84%, of our revenue increases. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the first quarter 2005, the rise of the Canadian dollar versus the U.S. dollar contributed 3 percentage points of our 10% organic growth rate in revenue.
Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 73% of our revenue base in the first quarter 2005 compared to 78% in the first quarter 2004. This percentage is lower in the first quarter than in other quarters as we earn the majority of our contingent commissions and volume overrides early in the year as they are based on prior year performance. In addition to “core” commissions, the company derives revenue from:

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
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the first quarter 2005 and 2004 results included a number of factors that can complicate any efforts at direct comparisons to ensure investor understanding. The following chart shows the net earnings and diluted earnings per-share impact that specific items would have had if they had not occurred.

	2005		2004
(in thousands of U.S. dollars,
except per share amounts)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS

Reported net earnings (GAAP) for the three months ended March 31	$16,480	$0.47	$9,623	$0.29
Impact of foreign exchange	$(668)	$(0.02)	$(865)	$(0.02)
Impact of non-cash stock based compensation — Talbot	$7,194	$0.20	$—	$—
Impact of gain on forgiveness of debt	$(2,925)	$(0.08)	$—	$—
Impact of gain on disposition of assets of certain brokerages	$(1,913)	$(0.05)	$—	$—
Impact of loss on write-off of trademarks	$—	$—	$1,656	$0.05
As shown above, we benefited less significantly from a stronger Canadian dollar in the first quarter 2005 as compared to 2004. The impact of foreign exchange on first quarter 2005 earnings generated an increase of $0.7 million as compared to an increase of $0.9 million in the first quarter 2004. In the first quarter 2005, we recorded $7.2 million of non-cash stock based compensation related to the Talbot acquisition. In addition, we benefited from the gain on forgiveness of debt of $2.9 million, after tax, as part of a settlement of an early payment of a term loan. We further benefited from the gain on disposition of assets of certain brokerages of $1.9 million, after tax. The first quarter 2004 included a loss on the write-off of trademarks of $1.7 million, after tax. This non-cash expense was incurred as a result of our corporate branding initiative.
Gains and losses on disposal of assets are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Similarly, changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of

20 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the first quarter 2005, the strength of the Canadian dollar versus the U.S. dollar had a less positive impact on our results than in the first quarter 2004. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”
           U.S. Results
U.S. revenue grew 79% to $87.1 million, or 72% of revenue, in the first quarter 2005 as compared to 2004, due to both contributions of operations acquired in 2004 and to organic growth. Net acquisitions and dispositions added $36.1 million to revenue, or 94% of the increase, while organic growth provided $2.2 million, or 6% of revenue growth. Our U.S. operations posted an organic growth rate of 5% in the first quarter 2005, a 25% increase from 4% in the first quarter 2004, primarily due to the increase in contingent commissions. Core commission income increased 70% and organic growth was negative 1% due primarily to weakness in wholesale insurance brokerage at one regional hub. During a hard market, retail insurance brokers rely increasingly on wholesale brokerages, including Hub, to provide access to coverage for their clients. As markets soften, these brokers often can obtain coverage directly from insurers, reducing the demand for services from wholesale brokers. As reported earlier, one U.S. hub operation has experienced a significant decline in revenue from its servicing of financial institutions. Meanwhile contingent commissions and volume overrides grew 117%, including organic growth of 24%, while other income grew 43%, including organic growth of 9%.
           Canadian Results
Canadian revenue grew 13% to $34.6 million, or 28% of consolidated revenue, in the first quarter 2005 as compared to 2004, primarily as a result of organic growth as well as a strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 18%, of which 8 percentage points reflected a stronger Canadian dollar. Dispositions lowered revenue by $1.6 million while acquisitions only added $0.1 million, for a net decrease of $1.5 million. Similar to the United States, premium rates in Canada continued to decline in the first quarter of 2005. As was the case in the United States, Canadian operations benefited strongly from an increase in contingent commissions and volume overrides, which grew 52% in the first quarter 2005, versus 51% in the first quarter 2004.
Compensation Expense
Cash compensation expense for the first quarter 2005 increased 57% to $63.9 million from $40.6 million, while non-cash stock based compensation grew 457% to $9.0 million in the first quarter 2005 from $1.6 million in the first quarter of 2004 due to the non-cash stock based compensation related to Talbot. As a percentage of revenue, cash compensation expense increased to 52% primarily due to salaries increasing at a higher rate than revenue growth.
Compensation Comparison
For the three months ended March 31, 2005 and 2004
(in thousands of U.S. dollars, except percentages)

				% of
				Revenue

	2005	2004	% Change	2005	2004

Cash compensation	$63,853	$40,637	57%	52%	51%
Non-cash stock based compensation	8,998	1,614	457%	7%	2%

Total	$72,851	$42,251	72%	59%	53%

Our non-cash stock based compensation includes stock options and restricted share units for senior employees as well as the amortization of $7.2 million, or $0.20 per diluted share, of non-cash stock based compensation for the first quarter 2005 related to the estimated earnout due to management of Talbot. In response to investor interest in

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 21

the true impact of these costs, we began recognizing the expense of non-cash stock based compensation during 2003. Options vest evenly over three years and expire seven years from issuance. Shares derived from the options are held in escrow for a period of five years from the date the options are granted, subject to early releases in certain circumstances. Restricted share units vest over periods ranging from 46 months to 95 months. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each year related to stock options will vary with respect to exercise and forfeiture of options.
Non-cash stock based compensation for the three months ended March 31, 2005 and 2004 is comprised of the following:

(in thousands of U.S. dollars)	2005	2004

Non-cash stock based compensation:
Stock options granted June 2002	$462	$491
Stock options granted February 2003	100	102
Stock based compensation granted for 2003 bonuses	734	633
Restricted share units	415	388
Restricted share units — EMT	86	—
Other	7	—

	1,804	1,614
Non-cash stock based compensation related to Talbot acquisition	7,194	—

	$8,998	$1,614

Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 29% to $20.1 million in the first quarter 2005 as compared to 2004. As a percentage of revenue, selling, occupancy and administration expense decreased to 16%, versus 20% in the first quarter 2004. This decrease was due to controlling these primarily fixed costs as revenue increased.
Depreciation
Depreciation remained consistent at 2% of revenue in the first quarter 2005 and 2004.
Interest Expense
Interest expense increased 45% to $2.4 million from $1.7 million in the first quarter 2004, primarily as a result of higher debt levels.
Intangible Asset Amortization
Intangible asset amortization increased 137% to $1.9 million in the first quarter 2005 as compared to the first quarter 2004. As a percentage of revenue this expense increased to 2% from 1% in the first quarter 2004, primarily as a result of the acquisitions of Talbot and Bush, Cotton and Scott LLC.
Gain on Forgiveness of Debt
During the quarter ended March 31, 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for the first quarter 2005 being reduced to zero.
(Gain)/ Loss on Disposal of Subsidiaries, Property, Equipment and Other Assets
During the quarter ended March 31, 2005, we sold assets of certain insurance brokerages in Canada resulting in a gain of $2.3 million.

22 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

Provision for Income Tax Expense
Our effective tax rate increased in the first quarter 2005 to 43.9% from 35.4% in the first quarter 2004, due primarily to non-cash stock based compensation expense related to the acquisition of Talbot which is not deductible for tax purposes. Excluding the Talbot non-cash stock based compensation, the effective tax rate for first quarter 2005 was 35.2%.
Net Earnings and Earnings Per Share
Our net earnings increased 71% to $16.5 million in the first quarter 2005, primarily as a result of growth in revenue, the gain on forgiveness of debt and gains on disposal of assets, offset by the increase in non-cash stock based compensation related to Talbot. As a percentage of revenue, net earnings increased to 14% in the first quarter 2005 from 12% in the first quarter 2004. Diluted earnings per share increased 62% to $0.47.
As shown in the table on page 20, net earnings increased $0.7 million or $0.02 per diluted share, related to the strengthening Canadian dollar versus the U.S. dollar, $2.9 million or $0.08 per diluted share related to the gain on forgiveness of debt and $1.9 million or $0.05 per diluted share related to the gain on disposal of assets of certain brokerages. Also, net earnings decreased $7.2 million or $0.20 per diluted share due to the impact of non-cash stock based compensation related to the Talbot acquisition.
Cash Flow, Liquidity and Capital Resources
As of March 31, 2005, we had cash and cash equivalents of $112.9 million, an increase of 15% from $98.2 million as of December 31, 2004. Operating activities generated $13.2 million of cash in the first quarter 2005 compared to $8.0 million in the first quarter 2004. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the change in trust cash, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. In the first quarter 2005, $7.3 million of cash was derived from investing activities, primarily from the sale of subsidiaries and disposition of other assets, compared to $1.0 million used in the first quarter 2004. Also in the first quarter 2005, $5.6 million of cash was used for financing activities, primarily resulting from the repayment of long-term debt and capital leases and the payment of dividends, compared to $1.0 million in the first quarter 2004. In the first quarter 2005, the effect of exchange rate changes on cash and cash equivalents was a decrease of $0.2 million compared to a decrease of $0.7 million in the first quarter 2004. Net debt, defined as long-term debt ($143.0 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $112.9 million) as of March 31, 2005, was $65.1 million compared with $88.6 million as of December 31, 2004.
As a broker, we collect and hold premiums paid by clients, deduct commissions and other expenses from these payments, and hold the remainder in trust, which we remit to the insurers who provide coverage to clients. We earn interest on these funds during the time between receipt of the cash and the time the cash is paid to insurers. The cash held in trust is shown separately on our balance sheet under the caption “Trust Cash.” On the statement of cash flows, changes in trust cash are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.
In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 2.86% and 2.40% at March 31, 2005 and December 31, 2004, respectively. The facility is available on a revolving basis for one year. Subsequent to March 31, 2005, we successfully renewed this loan with terms identical to the existing loan. The new loan expires on April 19, 2006. However, if the revolving period is not extended, we may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million at March 31, 2005 and December 31, 2004. As of March 31, 2005, we were in compliance with all financial covenants governing this facility.

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 23

(2)	Demand U.S. dollar base rate loan — We have an undrawn $9.9 million facility which bears interest at the bank’s U.S. base rate, which was 6.25% and 5.75% at March 31, 2005 and December 31, 2004, respectively, plus 50 basis points. Borrowings under this facility are repayable on demand.
As of March 31, 2005 we had outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3.3 million due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11 million due annually, June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes which were capitalized and are being amortized to expense over the term of the notes. As of March 31, 2005 we were in compliance with all financial covenants governing the senior notes.
On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate resulting in a savings of approximately 0.99% and 2.44% for the three months ended March 31, 2005 and 2004, respectively. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at March 31, 2005, we estimate the fair value of the swap to be $3.8 million, which is not recognized in our financial statements. Accordingly, $3.8 million is the estimated amount that we would need to pay to terminate the swap as of March 31, 2005.
During the quarter ended March 31, 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The loan agreement provided for an incentive agreement whereby a credit could be earned to reduce interest payments (based on target premiums placed with the carrier) and principal amounts (based on target premiums placed with the carrier as well as loss ratios on those premiums). The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for the first quarter 2005 being reduced to zero. We paid $3.0 million in March 2005 and recorded a gain on forgiveness of debt of $4.5 million for the quarter ended March 31, 2005. Interest expense on this loan totaled NIL and $0.2 million (which was subsequently reduced to zero in the fourth quarter 2004) for the three months ended March 31, 2005 and 2004.
In addition to these primary credit sources, we ended March 31, 2005 with $12.8 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2005 through 2011. Of the outstanding subsidiary debt, $7.7 million is secured by liens on certain assets of our subsidiaries.
Also at March 31, 2005, we had outstanding $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax Financial Holdings Limited (the “Fairfax notes”). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. Beginning June 28, 2006, we may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of our common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of our total outstanding common shares as of March 31, 2005, versus the 26% of outstanding shares which it held on that date.
At March 31, 2005, our cash position included approximately $54.2 million deployed as working capital at the brokerage level and approximately $58.7 million available for acquisitions. This amount combined with available lines of credit leaves us with a total amount of $78.6 million available for acquisitions compared to the $61.1 million available at December 31, 2004. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use common shares as consideration for approximately 30%-70% of the value of a hub acquisition, and generally have

24 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

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
Our debt to capitalization ratio (defined as debt as a percentage of debt and shareholders’ equity) decreased to 31% at March 31, 2005, compared with 33% at December 31, 2004. If all lines of credit and other loan facilities were fully utilized by the company at March 31, 2005 our ratio of debt to capitalization would have been 33%, which is below the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than 45%. As of March 31, 2005, we were in compliance with the financial covenants under all of our debt instruments.
Contractual obligations
The table below summarizes our contractual obligations and commercial commitments as of March 31, 2005:

Payments due by period		Less than	1-3	4-5	After
(in thousands of U.S. dollars)	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$142,655	$ 4,895	$6,586	$83,841	$47,333
Capital lease obligations	391	266	125	—	—
Operating lease obligations	74,349	15,766	25,755	19,362	13,466
Executive share purchase plan loans	523	—	523	—	—

Total	$217,918	$20,927	$32,989	$103,203	$60,799

Acquisitions
On July 1, 2004, we purchased all of the common shares of Satellite Acquisition Corporation (“Satellite”) a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation. We will purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted common shares of Hub. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to Talbot management is recorded as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. We estimate that the aggregate value of compensation which will be recognized under this arrangement will be $45 – $50 million, of which $7.2 million was recognized in the first quarter 2005 and $21.6 million has been recognized in total from the date of acquisition through March 31, 2005 as an expense with an offsetting credit to accounts payable and accrued liabilities. A payment of our common shares in the amount of $14.4 million will be paid to Talbot management on September 1, 2005.
In connection with other various acquisitions completed through March 31, 2005, we may be obligated to pay contingent consideration up to a maximum sum of approximately $11.2 million in cash and $4.4 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through November 2008 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at March 31, 2005, the financial statements reflect a liability to pay cash of $0.7 million.

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 25

Other
In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $4.1 million and $4.3 million as of March 31, 2005 and December 31, 2004, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 414,000 and 431,000 of Hub common shares as of March 31, 2005 and December 31, 2004, respectively, which have a market value of $8.0 million and $7.9 million as of March 31, 2005 and December 31, 2004, respectively. Interest on the loans in the amount of $49,000 and $51,000 for the period ended March 31, 2005, and 2004, respectively, was paid by us and is included in cash compensation expense.
In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.
Shareholders’ equity
Restricted share units. In the first quarter 2005, 226,000 restricted share units (“RSU’s”) were granted to our Executive Management Team (“EMT”). In addition, 25,000 RSUs were granted in relation to employment agreements entered into with other non-EMT employees.
Share repurchases. For the quarter ended March 31, 2005, no common shares were repurchased by us, other than shares equal in value to $20,000 under the executive purchase plan.
Shares reserved for issuance. As of March 31, 2005, 3.6 million common shares were reserved for issuance under our equity incentive plan. As of March 31, 2005, an aggregate of approximately 3.2 million stock options and RSUs were outstanding which would reduce such shares reserved for issuance.
Shareholders’ equity increased by $16.5 million, or 4%, to $398.3 million as of March 31, 2005 from $381.8 million as of December 31, 2004. This increase resulted from net earnings of $16.5 million, an increase in contributed surplus of $1.5 million related primarily to non-cash stock based compensation expense, $0.5 million for exercise of stock options, $0.2 million for the release of RSU’s and $0.1 million for the repayment of loans under our employee stock purchase plan. The increase in shareholders’ equity was offset by the declaration of dividends of $1.8 million in the first quarter 2005, and a decrease in the cumulative translation account of $0.5 million, due mainly to the weakening of the Canadian dollar compared to the U.S. dollar since December 31, 2004.
Market Risk
Interest rate risk
We are exposed to interest rate risk in connection with our senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes into floating rate payments. As a result, each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of March 31, 2005 will result in a decrease of approximately $0.8 million in our earnings.
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
The Canadian dollar is subject to volatility and experienced a significant decline in its value compared to the U.S. dollar in 2001 but increased significantly in value throughout 2003 and 2004. At March 31, 2005 and 2004 one U.S. dollar equaled $1.2096 and $1.3105 Canadian dollars, respectively. The table below summarizes the effect that a

26 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

$0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the three months ended March 31, 2005, and 2004.

(in millions of U.S. dollars)	2005		2004

Revenue	+/- $	0.4	+/- $	0.4
Net earnings	+/- $	0.1	+/- $	0.1
Cumulative translation account	+/- $	1.7	+/- $	1.7
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
Goodwill and Other Intangible Assets
Intangible assets arising from acquisitions consist of the following:

	March 31,	December 31,
(in thousands of U.S. dollars)	2005	2004

Customer relationships	$95,973	$95,982
Non-competition covenants	4,109	4,110
Goodwill	392,269	394,063
Accumulated amortization	(30,365)	(28,637)

Total	$461,986	$465,518

We completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2005 and 2004. Based on the testing performed, no impairment losses were incurred.
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
Customer relationships are amortized on a straight-line basis over their estimated useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life of the covenant. During the first quarter of 2004 certain of our subsidiaries changed their names and as a result we recognized a non-cash loss on the write-off of trademarks of $2.6 million before tax. For the three months ended March 31, 2005 and 2004, our amortization has been comprised of the following:

(in thousands of U.S. dollars)	2005	2004

Customer relationships	$1,803	$764
Non-competition covenants	56	17

Total	$1,859	$781

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 27

We estimate that our amortization charges for intangible assets for 2005 through 2009 for all acquisitions consummated through March 31, 2005 will be:

Year ended December 31,
(in thousands of U.S. dollars)	2005	2006	2007	2008	2009

Customer relationships	$7,381	$7,401	$7,401	$7,401	$7,401
Non-competition covenants	173	104	94	13	2

Total	$7,554	$7,505	$7,495	$7,414	$7,403

Related Party Transactions
We had transactions with, and recorded revenue from, the following related parties:

	March 31,

(in thousands of U.S. dollars)	2005	2004

Northbridge Financial Corporation	$4,635	$4,458
Crum & Forster Holdings, Inc.	178	183
Fairfax Inc.	(253)	1,432

	4,560	6,073
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,490	—

	$6,050	$6,073

We had accounts receivable and accounts payable balances with the above related parties in the amounts of $5.5 million and $9.4 million, respectively, at March 31, 2005 and $4.6 million and $17.8 million, respectively, at December 31, 2004. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of our common shares as of March 31, 2005. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub, and Michael Sabanos, Chief Financial Officer of HUB Northeast. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.
As of March 31, 2005 and December 31, 2004, subordinated convertible debentures of $35.0 million were due to related parties.
During the first quarter of 2005 and 2004, we incurred expenses related to rental of premises from related parties in the amount of $0.5 million and $0.4 million, respectively. At March 31, 2005 and December 31, 2004, we also had receivables due from related parties in the amount of $2.5 million and $2.6 million, respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of these receivables, as of March 31, 2005 and December 31, 2004, $1.7 million and $1.8 million, respectively, were related to company loans to employees to purchase shares under our executive share purchase plan. As collateral, the employees have pledged 135,000 and 143,000 common shares as of March 31, 2005 and December 31, 2004, respectively, which have a market value of $2.6 million as of March 31, 2005 and December 31, 2004.
Off-Balance Sheet Transactions
Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction — which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively to a floating rate resulting in a savings of approximately 0.99% and 2.44% for the first quarter 2005 and 2004, respectively. Under this method, we report in earnings the net interest expense on the

28 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $3.8 million, is not recognized in our Canadian GAAP financial statements. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates and record the swap on our U.S. GAAP balance sheet at its fair value. Changes in the fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt. We have no other material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
Item 4. Controls and Procedures
Under SEC rules, we are required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2005 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no changes in our internal control over financial reporting during the first quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The insurance industry in general, and certain of our hubs, continue to be the subject of a significant level of scrutiny by various regulatory bodies, including State Attorneys General and the departments of insurance for various states, with respect to certain contingent commission arrangements between insurance companies and brokers.
As previously reported, HUB Northeast, formerly known as Kaye Insurance Associates, Inc., a subsidiary of Hub, received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. Since August 2004, various other subsidiaries of Hub have received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec. We retained external counsel to assist us in responding to the New York Attorney General’s and other inquiries and, among other things, requested that such external counsel conduct an investigation of HUB Northeast and of our other hubs to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes. Such investigation is substantially complete. To date, management is unaware of any incidents of falsifying or inflating insurance quotes. State Attorneys General and insurance departments continue their investigations of various industry practices. We continue to review our practices in light of these investigations and resulting charges brought against other brokers.
We continue to fully cooperate with Attorney General and department of insurance inquiries. While it is not possible to predict the outcome of these investigations, if contingent compensation agreements were to be restricted or no longer permitted, our financial condition, results of operation and liquidity may be materially adversely affected.

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 29

In October 2004, we were named as a defendant in a class action lawsuit (the “Opticare case”) filed in Federal District Court in New York against 30 different insurance brokers and insurance companies. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” In December, 2004, we were also named as one of multiple defendants in two identical class actions filed in Federal District Court in Illinois, with allegations substantially similar to those in the Opticare case. In January 2005 we were named as one of several defendants in a third class action filed in Federal District Court in Illinois, containing allegations substantially similar to those in the Opticare case and other Illinois federal class actions. None of the complaints contain any specific factual allegations against us, but rather generally assert that all of the broker defendants engaged in the types of conduct of which the New York Attorney General charged the Marsh & McLennan companies in his suit against them. On February 17, 2005 the Federal Judicial Panel on Multidistrict Litigation transferred the Opticare case as well as other class actions in which we are not named to the District of New Jersey. We expect that the three class actions filed in Federal District Court in Illinois will also be transferred to New Jersey. We dispute the allegations made in these lawsuits and intend to vigorously defend these cases.
In January, 2005 we and our affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through our HUB Illinois and claims that an undisclosed contingent commission was received with respect to its policy. We deny this and the other allegations of the complaint and are vigorously defending this case.
The cost of defending against the lawsuits, and diversion of management’s attention, are significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation and liquidity.
In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
Information Concerning Forward-Looking Statements
This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance companies;

•	the possibility that the receipt of contingent compensation from insurance companies could be prohibited;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

30 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the actual costs of resolution of contingent liabilities; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.
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
Dividends
On February 22, 2005 the Board of Directors declared a dividend of $0.06 on our common shares, payable March 31, 2005 for the first quarter 2005 to shareholders of record on March 15, 2005.
Item 6. Exhibits
Exhibits

10.1	Amending Agreement dated April 20, 2005 by and between Hub International Limited and Bank of Montreal.
31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d — 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d — 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

QUARTERLY REPORT MARCH 31, 2005	HUB INTERNATIONAL LIMITED 31

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/s/ Dennis J. Pauls

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)
DATE: May 9, 2005

32 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2005