Form 10-Q
period 2005-06-30
HUB INTERNATIONAL LTD
filed 2005-08-09
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: June 30, 2005
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☑          No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at August 1, 2005 30,737,767

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Hub International Limited
Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004
(in thousands of U.S. dollars)

	2005	2004

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$114,577	$98,204
Trust cash	71,175	71,718
Accounts and other receivables	229,353	162,841
Income taxes receivable	5,961	6,208
Future income taxes	6,260	3,901
Prepaid expenses	6,924	5,835

Total current assets	434,250	348,707
Goodwill	382,073	376,676
Other intangible assets	87,524	88,842
Property and equipment	26,648	27,907
Future income taxes	9,470	4,368
Other assets	10,082	11,035

Total assets	$950,047	$857,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$341,782	$271,843
Income taxes payable	6,566	2,273
Future income taxes	404	34
Current portion long-term debt and capital leases	5,074	5,195

Total current liabilities	353,826	279,345

Long-term debt and capital leases	137,051	146,602
Subordinated convertible debentures	35,000	35,000
Future income taxes	20,557	14,805

Total liabilities	546,434	475,752

Commitments and Contingencies

Shareholders’ equity
Share capital	262,945	259,617
Contributed surplus	15,979	12,681
Cumulative translation account	25,117	26,983
Retained earnings	99,572	82,502

Total shareholders’ equity	403,613	381,783

Total liabilities and shareholders’ equity	$950,047	$857,535

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 3

Hub International Limited
Consolidated Statements of Earnings
For the three months and six months ended June 30, 2005 and 2004
(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Second quarter		First six months

	2005	2004	2005	2004

Revenue
Commission income	$105,418	$76,922	$194,387	$138,507
Contingent commissions and volume overrides	4,244	3,038	33,404	18,075
Other	3,004	2,271	6,572	4,998

	112,666	82,231	234,363	161,580

Expenses
Cash compensation	61,447	42,114	125,300	82,751
Selling, occupancy and administration	20,693	16,086	40,746	31,639
Depreciation	2,134	1,730	4,215	3,317
Interest expense	2,588	1,702	4,991	3,362
Intangible asset amortization	1,888	936	3,747	1,717
Non-cash stock based compensation	10,652	1,701	19,650	3,315
Gain on forgiveness of debt	—	—	(4,500)	—
(Gain)/loss on disposal of subsidiaries, property, equipment and other assets	18	(597)	(2,394)	(559)
Loss on write-off of trademarks	—	—	—	2,587

	99,420	63,672	191,755	128,129

Net earnings before income taxes	13,246	18,559	42,608	33,451

Provision for income tax expense (benefit)
Current	8,902	4,992	22,756	11,730
Future	75	1,976	(897)	507

	8,977	6,968	21,859	12,237

Net earnings	$4,269	$11,591	$20,749	$21,214

Earnings per share
Basic	$0.14	$0.38	$0.68	$0.70
Diluted	$0.12	$0.35	$0.59	$0.64
Weighted average shares outstanding — Basic (000’s)	30,441	30,189	30,405	30,102
Weighted average shares outstanding — Diluted (000’s)	34,713	34,905	36,994	34,711
(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

Hub International Limited
Consolidated Statements of Retained Earnings
For the six months ended June 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	2005	2004

Retained earnings — Beginning of period	$82,502	$62,356
Net earnings	20,749	21,214
Dividends	(3,679)	(3,043)

Retained earnings — End of period	$99,572	$80,527

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 5

Hub International Limited
Consolidated Statements of Cash Flows
For the three months and six months ended June 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	Second quarter		First six months

	2005	2004	2005	2004

OPERATING ACTIVITIES
Net earnings	$4,269	$11,591	$20,749	$21,214
Items not affecting cash
Amortization and depreciation	4,022	2,666	7,962	5,034
(Gain)/loss on disposal of subsidiaries, property, equipment and other assets	18	(597)	(2,394)	(559)
Non-cash stock based compensation	10,652	1,701	19,650	3,315
Gain on forgiveness of debt	—	—	(4,500)	—
Loss on write-off of trademarks	—	—	—	2,587
Future income taxes	75	1,976	(897)	507
Non-cash working capital items
Trust cash	(9,302)	(10,373)	5,764	30
Accounts and other receivables	(75,553)	(59,781)	(42,268)	(8,368)
Prepaid expenses	(1,685)	(3,520)	(916)	(3,366)
Accounts payable and accrued liabilities	85,667	66,939	19,802	(3,330)
Other assets	129	128	257	256
Income taxes	(3,834)	(1,566)	4,563	(176)

Net cash flows from operating activities	14,458	9,164	27,772	17,144

INVESTING ACTIVITIES
Property and equipment — purchases	(1,721)	(1,465)	(2,657)	(2,850)
Property and equipment — proceeds on sale	13	14	14	81
Purchase of subsidiaries, net of cash received	(7,960)	(11,621)	(7,977)	(11,878)
Sale of subsidiaries	(111)	3,929	3,765	3,929
Other assets	126	(302)	4,520	255

Net cash flows (used for) investing activities	(9,653)	(9,445)	(2,335)	(10,463)

FINANCING ACTIVITIES
Long-term debt and capital leases — advances	—	65,000	—	65,000
Long-term debt and capital leases — repayments	(934)	(3,680)	(5,198)	(4,690)
Proceeds from exercise of stock options	124	412	628	480
Proceeds from sale of executive purchase plan shares	35	—	35	—
Dividends paid	(1,844)	(3,043)	(3,679)	(3,043)

Net cash flows from (used for) financing activities	(2,619)	58,689	(8,214)	57,747

Effect of exchange rate changes on cash and cash equivalents	(501)	(1,185)	(850)	(1,953)

Change in cash and cash equivalents	1,685	57,223	16,373	62,475
Cash and cash equivalents — Beginning of period	112,892	87,304	98,204	82,052

Cash and cash equivalents — End of period	$114,577	$144,527	$114,577	$144,527

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

Hub International Limited
Notes to Interim Consolidated Financial Statements
For the three months and six months ended June 30, 2005 and 2004 (unaudited)
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

2.	Summary of Significant Accounting Policies
The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (“Canadian GAAP”) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2004 as set out on pages 43 to 76 of the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These interim consolidated financial statements of the Company are expressed in United States (“U.S.”) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2004. These principles differ in certain respects from United States generally accepted accounting principles (“U.S. GAAP”) and, to the extent that they affect the Company, the differences are described in Note 16, “Reconciliation to U.S. GAAP.”

3.	Commitments and contingencies

(a)	On July 1, 2004, the Company purchased all of the common shares of Satellite Acquisition Corporation (“Satellite”) a corporation formed by senior management at Talbot Financial Corporation (“Talbot”). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company will purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted common shares of the Company. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to Talbot management is recorded by the Company as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. The Company estimates that the aggregate value of compensation which will be recognized under this arrangement will be $52 — $55 million, of which $8.7 million and $15.9 million were recognized in the three months and six months ended June 30, 2005 respectively, and $30.3 million has been recognized in total from the date of acquisition through June 30, 2005 as an expense with an offsetting credit to accounts payable and accrued liabilities. A payment in the form of cash or common shares of the Company of $16.4 million will be paid to Talbot management on September 1, 2005.

In connection with other various acquisitions completed through June 30, 2005, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $14.9 million in cash and $8.8 million in common shares of the Company based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through July 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at June 30, 2005, the financial statements reflect a liability to pay cash of $2.2 million and to issue common shares valued at approximately $0.1 million.

(b)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $3,941 and

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 7

$4,287 as of June 30, 2005 and December 31, 2004 respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 407,000 and 431,000 of the Company’s common shares as of June 30, 2005 and December 31, 2004, respectively, which have a market value of $7,934 and $7,885 as of June 30, 2005 and December 31, 2004, respectively. Interest on the loans in the amount of $47 and $45 for the three months ended June 30, 2005 and 2004, respectively, and $96 for both the six months ended June 30, 2005 and 2004 was paid by the Company and is included in cash compensation expense.

4.	Acquisitions
The Company’s strategic business plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Insurance brokerages, due to their nature, typically maintain very low capital to earnings ratio. As a result, the Company records a substantial amount of goodwill and other intangible assets in connection with acquisitions.
During the second quarter 2005, the Company purchased all of the issued and outstanding shares of THB Intermediaries, Inc. (“THB”) a facultative reinsurance brokerage with offices in New York, Los Angeles, Chicago and Dallas. This acquisition allows us to expand into the reinsurance market. In addition, the Company acquired the assets of three other insurance brokerages in the second quarter 2005. All of the acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.
The preliminary allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in the second quarter 2005 are summarized below:

	THB	Other	Total

Acquisition Date	May 2, 2005	Various
Current assets	$33,373	$—	$33,373
Current liabilities	(32,660)	—	(32,660)
Property, equipment and other assets	611	—	611

Net assets at fair value	$1,324	$—	$1,324

Consideration
Cash	$4,305	$4,262	$8,567
Payable	916	749	1,665
Common shares (at market value)	380	1,729	2,109

	$5,601	$6,740	$12,341

Goodwill	$2,596	$5,967	$8,563
Customer relationships	1,681	773	2,454

	$4,277	$6,740	$11,017

Number of shares issued as consideration (000’s)	20	96	116

Of the goodwill acquired $8.6 million is deductible for tax purposes. Goodwill included under “Other” above, in the amount of $4.0 million is associated with contingent consideration relating to prior period acquisitions.

8 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

5.	Accounts and Other Receivables
Accounts and other receivables consist of the following:

	June 30,	December 31,
	2005	2004

Client premiums receivable	$176,204	$128,345
Commissions receivable	53,333	31,565
Less: Allowance for doubtful accounts	(1,908)	(1,436)
Less: Allowance for policy cancellations	(2,206)	(1,876)

	225,423	156,598
Other receivables	3,930	6,243

	$229,353	$162,841

6.	Intangible Assets
As of June 30, 2005 and December 31, 2004 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of June 30, 2005			As of December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Definite life intangible assets:
Customer relationships	$98,411	$14,440	$83,971	$95,982	$10,802	$85,180
Non-competition covenants	816	553	263	791	448	343

	99,227	14,993	84,234	96,773	11,250	85,523
Indefinite life intangible assets:
Non-competition covenants	3,290	—	3,290	3,319	—	3,319

Total	$102,517	$14,993	$87,524	$100,092	$11,250	$88,842

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets are reviewed annually for impairment. Once a non-competition covenant is triggered, following the departure of an employee from the Company, the Company’s policy is to amortize the related intangible asset over the period of the contractual obligation.
Additions to intangible assets during the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004

Definite life intangible assets:
Customer relationships	$2,454	$7,204
Non-competition covenants	—	—

	2,454	7,204
Indefinite life intangible assets:
Non-competition covenants	—	781

Total	$2,454	$7,985

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 9

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 and the year ended December 31, 2004, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2003	$92,079	$213,783	$305,862
Goodwill acquired during 2004	1,005	68,298	69,303
Goodwill disposed during 2004	(4,604)	(727)	(5,331)
Cumulative translation adjustment	6,842	—	6,842

Balance as of December 31, 2004	95,322	281,354	376,676
Goodwill acquired during 2005	—	9,341	9,341
Goodwill disposed during 2005	(1,942)	(293)	(2,235)
Cumulative translation adjustment	(1,709)	—	(1,709)

Balance as of June 30, 2005	$91,671	$290,402	$382,073

For the three months and six months ended June 30, 2005 and 2004 amortization has been comprised of the following:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Customer relationships	$1,839	$893	$3,642	$1,657
Non-competition covenants	49	43	105	60

Total	$1,888	$936	$3,747	$1,717

The Company estimates the amortization charges for 2005 through 2009 for all acquisitions consummated through June 30, 2005 will be:

	2005	2006	2007	2008	2009
Year ended December 31,
Customer relationships	$7,671	$7,678	$7,678	$7,678	$7,678
Non-competition covenants	156	102	95	2	1

Total	$7,827	$7,780	$7,773	$7,680	$7,679

7.	Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2005	2004

Insurance premiums payable	$234,759	$198,901
Other accounts payable and accrued liabilities	76,720	58,554
Stock based compensation related to Talbot acquisition	30,303	14,388

	$341,782	$271,843

10 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

8.	Debt
Long-term debt and capital leases

	June 30,	December 31,
	2005	2004

Series A Senior Notes, with interest at 5.71% (1)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Revolving U.S. Dollar LIBOR Loan (2)	65,000	65,000
Term loan, interest only at 10%, due February 2007 (3)	—	7,500
Term loan, variable interest, due December 2007	3,200	3,500
Various other unsecured notes payable and debt (4)	8,606	10,329
Capital leases (4)	319	468

Long-term debt and capital leases	142,125	151,797
Less current portion	(5,074)	(5,195)

	$137,051	$146,602

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended June 30,
2006	$5,074
2007	3,814
2008	5,697
2009	80,206
2010	14,334
2011 and thereafter	33,000

$142,125

Notes:

(1)	Senior Notes — As at June 30, 2005 the Company had outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually, June 15, 2009 through June 17, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar LIBOR loan with the balance used for general corporate purposes and acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At June 30, 2005 the Company was in compliance with all financial covenants governing the senior notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate, resulting in a savings of approximately 0.47% and 1.98% for the three months ended June 30, 2005 and 2004, respectively and 0.72% and 2.19% for the six months ended June 30, 2005 and 2004, respectively. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at June 30, 2005, the Company estimated the fair value of the swap to be $2.2 million, which is not recognized in these financial statements. Accordingly, $2.2 million is the estimated amount that the Company would need to pay to terminate the swap as of June 30, 2005.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 11

(2)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million, bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 3.34% and 2.40% at June 30, 2005 and December 31, 2004, respectively. The facility is available on a revolving basis for one year. In April 2005, the Company successfully renewed this loan with terms identical to the existing loan. The new loan expires on April 19, 2006. However, if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million at June 30, 2005 and December 31, 2004. As of June 30, 2005, the Company was in compliance with all financial covenants governing this facility.

(3)	During the first quarter 2005, an early payment settlement was negotiated in respect of the Company’s $7.5 million loan from an insurance carrier. The loan agreement provided for an incentive agreement whereby a credit could be earned to reduce interest payments (based on target premiums placed with the carrier) and principal amounts (based on target premiums placed with the carrier as well as loss ratios on those premiums). The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for the first quarter 2005 being reduced to zero. The Company paid $3.0 million in March 2005 and recorded a gain on forgiveness of debt of $4.5 million for the first quarter 2005. Interest expense on this loan totaled $0.2 million and $0.4 million for the three months and six months ended June 30, 2004 (which was subsequently reduced to zero in the fourth quarter 2004).

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of the loan at June 30, 2005 and December 31, 2004, respectively.

Demand U.S. dollar base rate loan
The Company has an undrawn $9.8 million facility which bears interest at the bank’s U.S. base rate, which was 6.50% and 5.75% at June 30, 2005 and December 31, 2004, respectively, plus 50 basis points. Borrowings on the facility are repayable on demand.
Subordinated convertible debentures
The Company has issued 8.5% convertible subordinated debentures (“the Fairfax notes”) in the amount of $35 million due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at Canadian (“C”) $17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of the Company’s total outstanding common shares as of June 30, 2005.

9.	Shareholders’ Equity
Share capital
At June 30, 2005 and December 31, 2004, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were

12 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

issued. At June 30, 2005 and December 31, 2004, there were an unlimited number of common shares authorized, of which 30,604 and 30,411 were issued and outstanding as at June 30, 2005 and December 31, 2004, respectively.

	Common shares
	outstanding

	(000’s)	Amount

Balance, December 31, 2004	30,411	$259,617
Shares issued	20	380
Shares issued for contingent consideration	96	1,729
Stock options exercised	41	627
Restricted share units released	27	466
Executive share purchase plan shares, net of cancellation	9	126

Balance, June 30, 2005	30,604	$262,945

Contributed surplus

Amount

Balance, December 31, 2004	$12,681
Non-cash stock based compensation	3,692
Other	(394)

Balance, June 30, 2005	$15,979

Cumulative translation account

Amount

Balance December 31, 2004	$26,983
Translation of self-sustaining foreign operations	(1,872)
Translation of debt financing of self-sustaining foreign operations	6

Balance, June 30 2005	$25,117

10.	Equity Incentive Plan
No options were issued in the six months ended June 30, 2005. The maximum option term is seven years, and the options vest at one-third per year over three years of continuous employment. The number of common shares that may be issued under the Equity Incentive Plan is limited to 3,631,820 common shares.
A summary of the stock option activity and related information for the six months ended June 30, 2005 consists of the following:

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2004	1,456	$15.34
Granted	—	$—
Exercised	(41)	$15.15
Forfeited	(2)	$15.67
Expired	(1)	$15.67

Balance, June 30 2005	1,412	$15.35

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 13

The following table summarizes information about the stock options outstanding at:

	June 30, 2005			December 31, 2004

	Number	Weighted-Average	Number	Number	Weighted-Average	Number
	Outstanding	Remaining	Exercisable	Outstanding	Remaining	Exercisable
	(000’s)	Contractual Life	(000’s)	(000’s)	Contractual Life	(000’s)
Exercise price
$15.67	1,169	3.96 years	1,169	1,201	4.42 years	812
$13.79	243	4.56 years	172	255	5.16 years	96

	1,412	4.06 years	1,341	1,456	4.55 years	908

Non-cash stock based compensation of $10,652 and $1,701 for the three months ended June 30, 2005 and 2004, respectively and $19,650 and $3,315 for the six months ended June 30, 2005 and 2004, respectively, was expensed with offsetting credits to contributed surplus, and accounts payable and accrued liabilities. The Company recognizes the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.
Shares derived from the options are held in escrow and subject to transfer restrictions for a period of five years from the date the options are granted, subject to early release in certain circumstances.
In the first quarter 2005, 226,000 restricted share units were granted to the Company’s Executive Management Team (“EMT”). In addition, 25,000 restricted share units were granted in relation to employment agreements entered into by the Company with other non-EMT employees. No restricted share units were granted during the second quarter 2005.
Non-cash stock based compensation for the three months and six months ended June 30, 2005 and 2004 is comprised of the following:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Non-cash stock based compensation:
Stock options granted June 2002	$389	$510	$851	$1,001
Stock options granted February 2003	90	128	190	230
Stock based compensation granted for 2003 bonuses	780	634	1,514	1,267
Restricted share units	403	429	818	817
Restricted share units — EMT	258	—	344	—
Other	11	—	18	—

	1,931	1,701	3,735	3,315
Non-cash stock based compensation related to Talbot acquisition	8,721	—	15,915	—

	$10,652	$1,701	$19,650	$3,315

14 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

The Company estimates the non-cash stock based compensation expense for 2005 through 2010 will be:

	2005	2006	2007	2008	2009	2010
Year ended December 31,
Stock options granted June 2002	$851	$—	$—	$—	$—	$—
Stock options granted February 2003	366	—	—	—	—	—
Stock based compensation granted for 2003 bonuses	2,671	2,227	2,136	2,136	2,136	2,062
Stock based compensation regarding Talbot acquisition	27,780	9,293	1,668	—	—	—
Restricted share units	1,640	1,637	1,602	1,602	331	115
Restricted share units — EMT	861	1,033	1,033	1,033	404	—
Other	114	19	5	—	—	—

	$34,283	$14,209	$6,444	$4,771	$2,871	$2,177

11.	Earnings Per Share
Basic earnings per share, excluding the dilutive effect of common share equivalents, are calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated using the treasury stock method and includes the effects of all potentially dilutive securities. Earnings per common share are calculated as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Net earnings (numerator)	$4,269	$11,591	$20,749	$21,214
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	—	475	950	950
Payment in lieu of dividends on restricted share units (net of income tax)	28	65	56	65

Net earnings plus assumed conversions (numerator)	$4,297	$12,131	$21,755	$22,229

Weighted average shares outstanding — Basic (denominator)	30,441	30,189	30,405	30,102
Effect of dilutive securities:
8.5% subordinated convertible debentures	—	2,731	2,518	2,705
Stock options	1,393	1,153	1,393	1,142
Restricted share units	893	649	904	615
Talbot earnout shares	1,917	—	1,705	—
Retractable shares	69	133	69	133
Issuable shares	—	50	—	14

Weighted average shares outstanding — Diluted (denominator)	34,713	34,905	36,994	34,711

Earnings per common share:
Basic	$0.14	$0.38	$0.68	$0.70
Diluted	$0.12	$0.35	$0.59	$0.64

12.	Income Taxes
Income taxes for the three months ended June 30, 2005 and 2004 amounted to $8,977 and $6,968 respectively, and for the six months ended June 30, 2005 and 2004 amounted to $21,859 and $12,237 respectively, resulting in an

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 15

effective tax rate of 67.8% and 37.6% in the second quarter 2005 and 2004, respectively and 51.3% and 36.6% for the first six months 2005 and 2004, respectively. This increase in the effective tax rate is due to non-cash stock based compensation related to the Talbot earnout which is not deductible for tax purposes. The effective tax rate for the three months and six months ended June 30, 2005, excluding the Talbot non-cash stock based compensation, was 40.9% and 37.4% respectively.

13.	Interest and Income Taxes Paid
Interest and income taxes paid for the three months and six months ended June 30, 2005 and 2004 were:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Interest paid	$3,565	$2,844	$4,385	$3,005
Income taxes paid	$12,858	$6,464	$18,434	$11,845

14.	Segmented Information
The Company is an international insurance brokerage, which provides a variety of property, casualty, life and health, employee benefits, investment and risk management products and services. In addition to its Corporate Operations, the Company has identified two operating segments within its insurance brokerage business: Canadian Operations and U.S. Operations. Corporate Operations consist primarily of investment income, non-cash stock based compensation, unallocated administrative costs, interest expense and the income tax expense or benefit which is not allocated to the Company’s operating segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

16 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended June 30,

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$34,040	$78,631	$112,671	$31,455	$50,734	$82,189
Corporate	4,805	3,815	8,620	2,995	803	3,798
Elimination of intra-segment revenue	(4,756)	(3,869)	(8,625)	(2,941)	(815)	(3,756)

	$34,089	$78,577	$112,666	$31,509	$50,722	$82,231

Net earnings (loss) before income taxes
Brokerage	$7,040	$15,802	$22,842	$8,004	$12,535	$20,539
Corporate	(9,742)	146	(9,596)	(1,480)	(500)	(1,980)

	$(2,702)	$15,948	$13,246	$6,524	$12,035	$18,559

Income tax expense (benefit) — current
Brokerage	$3,128	$6,426	$9,554	$2,848	$3,298	$6,146
Corporate	318	(970)	(652)	(186)	(968)	(1,154)

	$3,446	$5,456	$8,902	$2,662	$2,330	$4,992

Income tax expense (benefit) — future
Brokerage	$24	$230	$254	$(358)	$2,174	$1,816
Corporate	(298)	119	(179)	8	152	160

	$(274)	$349	$75	$(350)	$2,326	$1,976

Net earnings (loss)
Brokerage	$3,888	$9,146	$13,034	$5,514	$7,063	$12,577
Corporate	(9,762)	997	(8,765)	(1,302)	316	(986)

	$(5,874)	$10,143	$4,269	$4,212	$7,379	$11,591

Amortization of intangible assets	$31	$1,857	$1,888	$28	$908	$936
Additions to property and equipment	$612	$1,720	$2,332	$434	$1,123	$1,557
Depreciation	$701	$1,433	$2,134	$628	$1,102	$1,730
Interest income	$305	$514	$819	$185	$211	$396
Interest expense	$2,351	$237	$2,588	$1,440	$262	$1,702

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 17

	For the six months ended June 30,

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$68,545	$165,697	$234,242	$61,924	$99,510	$161,434
Corporate	11,292	7,704	18,996	6,420	1,370	7,790
Elimination of intra-segment revenue	(11,175)	(7,700)	(18,875)	(6,289)	(1,355)	(7,644)

	$68,662	$165,701	$234,363	$62,055	$99,525	$161,580

Net earnings (loss) before income taxes
Brokerage	$15,464	$39,792	$55,256	$14,380	$23,529	$37,909
Corporate	(15,384)	2,736	(12,648)	(2,224)	(2,234)	(4,458)

	$80	$42,528	$42,608	$12,156	$21,295	$33,451

Income tax expense (benefit) — current
Brokerage	$5,782	$16,795	$22,577	$5,125	$9,123	$14,248
Corporate	1,320	(1,141)	179	(113)	(2,405)	(2,518)

	$7,102	$15,654	$22,756	$5,012	$6,718	$11,730

Income tax expense (benefit) — future
Brokerage	$(89)	$(729)	$(818)	$(404)	$811	$407
Corporate	(481)	402	(79)	(191)	291	100

	$(570)	$(327)	$(897)	$(595)	$1,102	$507

Net earnings (loss)
Brokerage	$9,771	$23,726	$33,497	$9,659	$13,595	$23,254
Corporate	(16,223)	3,475	(12,748)	(1,920)	(120)	(2,040)

	$(6,452)	$27,201	$20,749	$7,739	$13,475	$21,214

Amortization of intangible assets	$63	$3,684	$3,747	$55	$1,662	$1,717
Additions to property and equipment	$1,102	$2,166	$3,268	$947	$2,006	$2,953
Depreciation	$1,391	$2,824	$4,215	$1,270	$2,047	$3,317
Interest income	$611	$994	$1,605	$463	$395	$858
Interest expense	$4,533	$458	$4,991	$2,834	$528	$3,362

	As of June 30, 2005 and December 31, 2004

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$179,902	$690,392	$870,294	$172,445	$624,171	$796,616
Corporate	56,344	23,409	79,753	43,769	17,150	60,919

	$236,246	$713,801	$950,047	$216,214	$641,321	$857,535

18 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

15.	Related Party Transactions
In the three months and six months ended June 30, 2005 and 2004, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Northbridge Financial Corporation	$8,356	$6,493	$12,991	$10,951
Crum & Forster Holdings, Inc.	603	176	782	359
Odyssey Reinsurance Co.	611	—	611	—
Fairfax Inc.	42	1,158	(211)	2,590

	9,612	7,827	14,173	13,900
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,417	231	2,907	231

	$11,029	$8,058	$17,080	$14,131

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $7,001 and $19,955 respectively, at June 30, 2005 and $4,625 and $17,848 respectively, at December 31, 2004. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of June 30, 2005. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub, and Michael Sabanos, Chief Financial Officer of HUB International Northeast Limited. The Company continues to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.
As of June 30, 2005 and December 31, 2004 subordinated convertible debentures of $35,000 were due to related parties.
During the three months and six months ended June 30, 2005 and 2004, the Company incurred expenses related to rental of premises from related parties in the amount of $792 and $1,308 for 2005 and $446 and $876 for the respective periods in 2004. At June 30, 2005 and December 31, 2004 the Company also had receivables due from related parties in the amount of $1,871 and $2,613, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these receivables, as of June 30, 2005 and December 31, 2004, $1,655 and $1,793, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. As collateral, the employees have pledged 133,000 and 143,000 common shares as of June 30, 2005 and December 31, 2004, respectively, which have a market value of $2,601 and $2,619 as of June 30, 2005 and December 31, 2004, respectively.

16.	Reconciliation to U.S. GAAP
The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 19

Net earnings and comprehensive income
There were no differences between Canadian GAAP and U.S. GAAP affecting net earnings, basic earnings per share and diluted earnings per share. The table below presents comprehensive income for the three months and six months ending June 30, 2005 and 2004.

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Net earnings for the period based on Canadian GAAP and U.S. GAAP (1)	$4,269	$11,591	$20,749	$21,214
Other comprehensive income: (2)
Unrealized gain/(loss) net of tax of $52 — Q2/05, $(17) — Q2/04, $18 — Q2/05 YTD, $(40) — Q2/04 YTD	(81)	27	(28)	62
Reclassification adjustment, net of tax $39 — Q2/05, $0 — Q2/04, $39 — Q2/05 YTD, $0 — Q2/04 YTD	(62)	—	(62)	—
Foreign currency translation adjustment	(1,394)	(2,350)	(1,865)	(3,642)

Comprehensive income based on U.S. GAAP (2)	$2,732	$9,268	$18,794	$17,634

Shareholders’ equity
The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

Shareholders’ equity based on Canadian GAAP	$403,613	$381,783
Adjustment to investment held for sale (3)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain net of tax of $(43)— 2005, $(99) — 2004	67	157

Shareholders’ equity based on U.S. GAAP (3)	$401,964	$380,224

Notes:

(1)	The condensed consolidated statements of earnings and cash flows for the three months and six months ended June 30, 2005 and 2004, were the same under Canadian and U.S. GAAP. The condensed consolidated balance sheets as at June 30, 2005 and December 31, 2004 under U.S. GAAP are as follows:

	June 30,	December 31,
	2005	2004

Condensed consolidated balance sheets:
Total current assets	$434,250	$348,707
Total assets (4)	$946,409	$853,753
Total current liabilities	$353,826	$279,345
Total liabilities (4)	$544,445	$473,529
Total shareholders’ equity	$401,964	$380,224

(2)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those

20 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

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

(3)	Under Canadian GAAP, investments held for sale are recorded at cost. No further adjustments are made to the carrying value of the investment until it is sold. Under U.S. GAAP investments held for sale are recorded at cost and adjusted to fair value until sold. The adjustment of $1,716 reflects the difference in accounting for investments held for sale and subsequently sold by the Company under Canadian GAAP vs. U.S. GAAP.

(4)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $2.2 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

17.	Subsequent Events
On August 1, 2005 the Company announced that it had signed a definitive agreement to purchase the shares of Personal Lines Insurance Brokerage, Inc., based in Warren, New Jersey. The transaction is expected to close within 60 days.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q. Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). These principles differ in certain respects from United States generally accepted accounting principles (“U.S. GAAP”) and to the extent that they affect us are described in Note 16 to our unaudited consolidated financial statements.
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
As of June 30, 2005, our operations included 16 regional “hub” brokerages—eleven in the United States and five in Canada — and nearly 200 offices staffed by approximately 3,300 people. Our strategic plan calls for the addition of approximately four additional U.S. hubs to extend our geographic footprint. Brokerages large enough to be considered hubs will generally have annual revenue in excess of $10 million. In addition to larger, “hub” acquisitions by the parent corporation, each regional hub is tasked with pursuing smaller, fold-in acquisitions that either expand its geographic penetration or add new specialization or expertise to the regional operation.
We generally acquire larger “hub” brokerages for a combination of cash and our common shares. Although there are variations in the purchase terms for each hub, our goal is to pay 30% – 70% of the “hub” purchase price in our common shares, while setting escrow periods of up to 10 years for the sellers to hold these shares. We believe the use of escrowed stock in major acquisitions creates increased alignment of interests between senior managers and the public shareholders of the corporation. We have paid all cash for the acquisition of certain brokerages, and may pay an all cash purchase price for brokerages in the future. As of June 30, 2005, senior managers of the company and its hubs owned approximately 1.9 million shares, or 6.1%, of total shares outstanding, while all employees as a group held approximately 6.6 million shares, or 21.4% of total shares outstanding.
We have acquired 104 brokerages in Canada and the United States, with substantially all of our large acquisitions over the past four years focused in the United States. Accordingly, U.S. revenue has grown to 70% of our total in the second quarter 2005 from 13% in the second quarter 2000, reflecting primarily acquisition growth but also organic growth. Organic growth, a non-GAAP measure, is similar to the same-store-sales calculation used by retailers. It includes revenue growth from operations included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.
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

22 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

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
For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums usually yield reduced commissions, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. During the first six months 2005, we started to see modest evidence of insurance buyers increasing coverage levels as a result of the softening of insurance rates. In addition, the economic environment could lead to higher or lower sales and employee headcounts at client companies, leading in turn to increased or reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.
Results of Operations
Three months ended June 30, 2005 compared with three months ended June 30, 2004
Revenue
A significant portion of our revenue growth in 2005 was the result of brokerages acquired in 2004. During 2004, we acquired seven insurance brokerages, including Talbot Financial Corporation (“Talbot”), and divested of three small brokerages in Canada. In 2005 we sold assets of certain brokerages with annual revenue of approximately $2.5 million. Included in the second quarter 2005 revenue, is $25.4 million attributable to the 2004 acquisitions and $1.2 million attributable to the 2005 acquisitions, offset by $1.9 million attributable to dispositions during 2004 and 2005. As a result of these acquisitions net of dispositions and 7% organic growth, which includes the strengthening of the Canadian dollar in 2005 compared to the U.S. dollar, we reported a 37% increase in revenue to $112.7 million in the second quarter 2005.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 23

The table below shows a breakdown of our revenue by segment and type for the three months ended June 30, 2005 including organic growth:

					Adjustment
	Revenue				for
			Total Net	Total Net	(Acquisitions)	Organic	Organic
(in thousands of U.S. dollars,	2005	2004	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)
except percentages)
Total
Commission Income	$105,418	$76,922	$28,496	37%	$(23,644)	$4,852	6%
Contingent Commissions and Volume Overrides	4,244	3,038	1,206	40%	(829)	377	13%
Other Income	3,004	2,271	733	32%	(208)	525	23%

Total	$112,666	$82,231	$30,435	37%	$(24,681)	$5,754	7%

U.S.
Commission Income	$72,740	$46,805	$25,935	55%	$(25,037)	$898	2%
Contingent Commissions and Volume Overrides	3,461	2,189	1,272	58%	(864)	408	19%
Other Income	2,376	1,728	648	37%	(242)	406	23%

Total	$78,577	$50,722	$27,855	55%	$(26,143)	$1,712	3%

Canada
Commission Income	$32,678	$30,117	$2,561	9%	$1,393	$3,954	13%
Contingent Commissions and Volume Overrides	783	849	(66)	-8%	35	(31)	-3%
Other Income	628	543	85	16%	34	119	22%

Total	$34,089	$31,509	$2,580	8%	$1,462	$4,042	13%

Of the $30.4 million in new revenue we reported, $24.7 million, or 81%, reflected growth through acquisitions net of dispositions, while $5.8 million, or 19%, resulted from organic growth. By comparison, acquired brokerages added $3.8 million, or 47%, of second quarter 2004 sales growth, while organic growth contributed $4.3 million, or 53%, of our revenue increases. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the second quarter 2005, the rise of the Canadian dollar versus the U.S. dollar contributed 4 percentage points of our 7% organic growth rate in revenue.
Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 93% of our revenue in the second quarter 2005 compared to 94% in the second quarter 2004. In addition to “core” commissions, the company derives revenue from:

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
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the second quarter 2005 and 2004 results included a number of factors that can complicate

24 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

any efforts at direct comparisons. To increase investor understanding the following chart shows the net earnings and diluted earnings per share impact on specific items.

	2005		2004

(in thousands of U.S. dollars,	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
except per share amounts)
Reported results (GAAP) for the three months ended June 30	$4,269	$0.12	$11,591	$0.35
Impact of foreign exchange	$(420)	$(0.01)	$(219)	$(0.01)
Impact of non-cash stock based compensation — Talbot	$8,721	$0.25	$—	$—
As shown above, our net earnings benefited more significantly from a stronger Canadian dollar in the second quarter 2005 as compared to 2004. The impact of foreign exchange on second quarter 2005 earnings generated an increase of $0.4 million as compared to an increase of $0.2 million in the second quarter 2004. In the second quarter 2005, we recorded $8.7 million of non-cash stock based compensation related to the Talbot acquisition. See “Contractual Obligations — Acquisitions.”
Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the second quarter 2005, the strength of the Canadian dollar versus the U.S. dollar had a more positive impact on our net earnings than in the second quarter 2004 however, there was no impact on diluted earnings per share. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”
           U.S. Results
U.S. revenue grew 55% to $78.6 million, or 70% of consolidated revenue, in the second quarter 2005 as compared to 2004, due to both acquisitions and to organic growth. Acquisitions net of dispositions added $26.1 million to revenue, or 94% of the increase, while organic growth provided $1.7 million, or 6% of revenue growth. Our U.S. operations posted an organic growth rate of 3% in the second quarter 2005, a 25% decrease from 4% in the second quarter 2004, primarily due to a lower organic growth rate on commission income as premium rates continue to decline. Core commission income increased 55% and organic growth was 2%. Meanwhile, contingent commissions and volume overrides grew 58%, including organic growth of 19%, while other income grew 37%, including organic growth of 23%.
           Canadian Results
Canadian revenue grew 8% to $34.1 million, or 30% of consolidated revenue, in the second quarter 2005 as compared to 2004, primarily as a result of organic growth as well as a strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 13%, of which 9 percentage points reflected a stronger Canadian dollar. Dispositions lowered revenue by $1.6 million while acquisitions only added $0.1 million, for a net decrease of $1.5 million. Canadian operations had a decrease in contingent commissions and volume overrides of 8% in the second quarter 2005, versus a growth of 22% in the second quarter 2004.
Compensation Expense
Cash compensation expense for the second quarter 2005 increased 46% to $61.4 million from $42.1 million, while non-cash stock based compensation grew 526% to $10.7 million in the second quarter 2005 from $1.7 million in the second quarter of 2004 due to the non-cash stock based compensation related to Talbot. As a percentage of revenue, cash compensation expense increased to 55% primarily due to a relatively higher level of compensation

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 25

cost as a percentage of revenue from Talbot as well as salaries and bonuses increasing at a higher rate than revenue growth.
Compensation Comparison
For the three months ended June 30, 2005 and 2004

				% of
				Revenue

(in thousands of U.S. dollars,	2005	2004	% Change	2005	2004
except percentages)
Cash compensation	$61,447	$42,114	46%	55%	51%
Non-cash stock based compensation	10,652	1,701	526%	9%	2%

Total	$72,099	$43,815	65%	64%	53%

Our non-cash stock based compensation includes stock options and restricted share units for senior employees as well as the amortization of $8.7 million, or $0.25 per diluted share, of non-cash stock based compensation for the second quarter 2005 related to the estimated earnout due to management of Talbot. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each year related to stock options will vary with respect to exercise and forfeiture of options.
Non-cash stock based compensation for the three months ended June 30, 2005 and 2004 is comprised of the following:

	2005	2004
(in thousands of U.S. dollars)
Non-cash stock based compensation:
Stock options granted June 2002	$389	$510
Stock options granted February 2003	90	128
Stock based compensation granted for 2003 bonuses	780	634
Restricted share units	403	429
Restricted share units — EMT	258	—
Other	11	—

	1,931	1,701
Non-cash stock based compensation related to Talbot acquisition	8,721	—

	$10,652	$1,701

Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 29% to $20.7 million in the second quarter 2005 as compared to 2004. As a percentage of revenue, selling, occupancy and administration expense decreased to 18%, versus 20% in the second quarter 2004. This decrease was due to controlling these primarily fixed costs as revenue increased.
Depreciation
Depreciation remained consistent at 2% of revenue in the second quarter 2005 and 2004.
Interest Expense
Interest expense increased 52% to $2.6 million in the second quarter 2005, as compared to 2004, primarily as a result of higher debt levels and higher interest rates in 2005.

26 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

Intangible Asset Amortization
Intangible asset amortization increased 102% to $1.9 million in the second quarter 2005 as compared to the second quarter 2004, primarily as a result of the acquisition of Talbot.
Provision for Income Tax Expense
Our effective tax rate increased in the second quarter 2005 to 67.8% from 37.6% in the second quarter 2004, due primarily to non-cash stock based compensation expense related to the acquisition of Talbot which is not deductible for tax purposes. Excluding the Talbot non-cash stock based compensation, the effective tax rate for second quarter 2005 was 40.9%. The current year tax rate for the quarter, excluding the Talbot non-cash stock based compensation, is higher than the prior year as a result of adjustments made in the quarter to reflect actual taxes paid versus amounts previously accrued.
Net Earnings and Earnings Per Share
Our net earnings decreased 63% to $4.3 million in the second quarter 2005, primarily as a result of the increase in non-cash stock based compensation related to Talbot. As a percentage of revenue, net earnings decreased to 4% in the second quarter 2005 from 14% in the second quarter 2004. Diluted earnings per share decreased 66% to $0.12.
As shown in the table on page 25, net earnings increased $0.4 million related to the strengthening Canadian dollar versus the U.S. dollar while the effect on diluted earnings per share was flat as compared to the second quarter 2004. Net earnings decreased $8.7 million or $0.25 per diluted share due to the impact of non-cash stock based compensation related to the Talbot acquisition.
Results of Operations
Six months ended June 30, 2005 compared with six months ended June 30, 2004
Revenue
As mentioned earlier, a significant portion of our revenue growth in 2005 was the result of brokerages acquired in 2004, mainly Talbot, and in 2005. In the first six months of 2005 we sold assets of certain brokerages with an aggregate annual revenue of approximately $2.5 million. Included in the first six months 2005 revenue, is $61.7 million attributable to the 2004 acquisitions and $1.2 million attributable to the 2005 acquisitions, offset by $3.6 million of dispositions during 2004 and 2005. Total annualized revenue of brokerages acquired in 2004, as of their respective acquisition dates, was $115.4 million: $62.9 million of our first six months 2005 revenue was attributable to these 2004 acquisitions. As a result of these acquisitions and 8% organic growth, which includes the strengthening of the Canadian dollar in 2005 compared to the U.S. dollar, we reported a 45% increase in revenue to $234.4 million in the first six months 2005.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 27

The table below shows a breakdown of our revenue by segment and type for the six months ended June 30, 2005 including organic growth:

	Revenue
					Adjustment
					for
	First Six Months		Total Net	Total Net	(Acquisitions)	Organic	Organic
(in thousands of U.S. dollars,	2005	2004	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)
except percentages)
Total
Commission Income	$194,387	$138,507	$55,880	40%	$(48,903)	$6,977	5%
Contingent Commissions and Volume Overrides	33,404	18,075	15,329	85%	(9,537)	5,792	32%
Other Income	6,572	4,998	1,574	31%	(880)	694	14%

Total	$234,363	$161,580	$72,783	45%	$(59,320)	$13,463	8%

U.S.
Commission Income	$135,893	$83,853	$52,040	62%	$(51,424)	$616	1%
Contingent Commissions and Volume Overrides	24,418	11,832	12,586	106%	(9,859)	2,727	23%
Other Income	5,390	3,840	1,550	40%	(951)	599	16%

Total	$165,701	$99,525	$66,176	66%	$(62,234)	$3,942	4%

Canada
Commission Income	$58,494	$54,654	$3,840	7%	$2,521	$6,361	12%
Contingent Commissions and Volume Overrides	8,986	6,243	2,743	44%	322	3,065	49%
Other Income	1,182	1,158	24	2%	71	95	8%

Total	$68,662	$62,055	$6,607	11%	$2,914	$9,521	15%

Of the $72.8 million in new revenue we reported, $59.3 million, or 82%, reflected growth through acquisition, while $13.5 million, or 18%, resulted from organic growth. By comparison, acquired brokerages added $5.4 million, or 29%, of second quarter 2004 sales growth, while organic growth contributed $13.1 million, or 71%, of our revenue increases in the first six months 2004. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the second quarter 2005, the rise of the Canadian dollar versus the U.S. dollar contributed 3 percentage points of our 8% organic growth rate in revenue.
Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 83% of our revenue base in the first six months 2005 compared to 86% in the first six months 2004. In addition to “core” commissions, the company derives revenue from:

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
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the first six months 2005 and 2004 results included a number of factors that can complicate

28 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

any efforts at direct comparisons. To increase investor understanding the following chart shows the net earnings and diluted earnings per share impact on specific items.

	2005		2004

(in thousands of U.S. dollars,	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
except per share amounts)
Reported results (GAAP) for the six months ended June 30	$20,749	$0.59	$21,214	$0.64
Impact of foreign exchange	$(1,089)	$(0.03)	$(1,084)	$(0.03)
Impact of non-cash stock based compensation — Talbot	$15,915	$0.43	$—	$—
Impact of gain on forgiveness of debt	$(2,925)	$(0.08)	$—	$—
Impact of gain on disposition of assets of certain brokerages	$(1,914)	$(0.05)	$(414)	$(0.01)
Impact of write-off of trademarks	$—	$—	$1,656	$0.05
As shown above, the benefit from a stronger Canadian dollar was the same in the first six months 2005 and 2004, an increase of $1.1 million. In the first six months 2005, we recorded $15.9 million of non-cash stock based compensation related to the Talbot acquisition. See “Contractual Obligations — Acquisitions.” In addition, we benefited from the gain on forgiveness of debt of $2.9 million, after tax, as part of a settlement of an early payment of a term loan. Included in the first six months of 2004, was the write-off of trademarks of $1.7 million after tax. We further benefited from the gain on disposition of assets of certain brokerages of $1.9 million after tax, as compared to a gain of $0.4 million in the first six months 2004.
Gains and losses on disposal of assets are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Similarly, changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada and do not use derivatives to manage our Canadian pre-tax income, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the first six months 2005, the strength of the Canadian dollar versus the U.S. dollar had the same impact on our results as in the first six months 2004. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”
           U.S. Results
U.S. revenue grew 66% to $165.7 million, or 71% of consolidated revenue, in the first six months 2005 as compared to 2004, due to both acquisitions and organic growth. Acquisitions net of dispositions added $62.2 million to revenue — 94% of the increase while organic growth provided $3.9 million or 6% of revenue growth. Our U.S. operations posted an organic growth rate of 4% in the first six months 2005 remaining unchanged from 2004, primarily due to an increase in contingent commissions offset by declining premium rates. Core commission income increased 1% while contingent commissions and volume overrides grew 23%.
           Canadian Results
Canadian revenue grew 11% to $68.7 million, or 29% of consolidated revenue, in the first six months of 2005 as compared to 2004, primarily as a result of a strengthening of the Canadian dollar against the U.S. dollar as well as organic growth. Canadian brokerages posted organic growth of 15% of which nine percentage points reflected a stronger Canadian dollar. Dispositions net of acquisitions lowered revenue by $2.9 million reflecting the sale of certain fold-ins acquired in prior years. In addition, Canadian operations benefited from an increase in contingent commissions and volume overrides, which grew 49% in the first six months 2005, versus a 46% growth rate in the first six months 2004.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 29

Compensation Expense
Cash compensation expense for the first six months 2005 increased 51% to $125.3 million from $82.8 million, while non-cash stock based compensation grew 493% to $19.7 million from $3.3 million in the first six months 2004. As a percentage of revenue, cash compensation expense increased to 54% from 51% a year earlier, due to a relatively higher level of compensation cost as a percentage of revenue from Talbot and to salaries and bonuses increasing at a higher rate than revenue growth.
Compensation Comparison
For the six months ended June 30,

				% of
				Revenue

(in thousands of U.S. dollars,	2005	2004	% Change	2005	2004
except percentages)
Cash compensation	$125,300	$82,751	51%	54%	51%
Non-cash stock based compensation	19,650	3,315	493%	8%	2%

Total	$144,950	$86,066	68%	62%	53%

Our non-cash compensation includes stock options and restricted share units for senior employees as well as the amortization of $15.9 million, or $0.43 per diluted share, of non-cash stock based compensation for the first six months 2005 related to the estimated earnout due to management of Talbot. Our policy is to expense the fair value of non-cash stock based compensation to employees over the period in which entitlement to the compensation vests. The amount of expense recognized in each quarter related to stock options will vary with respect to exercise and forfeiture of options.
Non-cash stock based compensation for the six months ended June 30, 2005 and 2004 is comprised of the following:

	2005	2004
(in thousands of U.S. dollars)
Non-cash stock based compensation:
Stock options granted June 2002	$851	$1,001
Stock options granted February 2003	190	230
Stock based compensation granted for 2003 bonuses	1,514	1,267
Restricted share units	818	817
Restricted share units — EMT	344	—
Other	18	—

	3,735	3,315
Non-cash stock based compensation related to Talbot acquisition	15,915	—

	$19,650	$3,315

Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 29% to $40.7 million in the first six months 2005 as compared to 2004. As a percentage of revenue, selling, occupancy and administration expense decreased to 17% versus 20% in the first six months 2004. This decrease was due to controlling these primarily fixed costs as revenue increased.
Depreciation
Depreciation remained consistent at 2% of revenue in the first six months 2005 and 2004.

30 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

Interest Expense
Interest expense increased 48% to $5.0 million from $3.4 million in the first six months 2005, primarily as a result of higher debt levels and higher interest rates in 2005.
Gain on Forgiveness of Debt
During the first quarter 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for the first quarter 2005 being reduced to zero.
(Gain) Loss on Disposal of Subsidiaries, Property, Equipment and Other Assets
During the first six months 2005, we sold assets of certain insurance brokerages in Canada resulting in a gain of $2.4 million as compared to $0.6 million in 2004.
Intangible Asset Amortization
Intangible asset amortization increased 118% to $3.7 million in the first six months 2005 as compared to the first six months 2004 primarily as a result of the acquisitions of Talbot and Bush, Cotton and Scott LLC.
Loss on Write-Off of Trademarks
In January 2004, we adopted a corporate marketing and positioning strategy to build awareness of the Hub brand across all of our markets and to encourage greater coordination and collegial identity among our employees. As part of this corporate identity program, we have reassigned a number of key executives to new or expanded areas of responsibility and determined that future marketing and communications will be conducted under the Hub International name, rather than the traditional corporate names of acquired brokerages. As a result, certain of our subsidiaries changed their names and we recognized a non-cash pre-tax expense of approximately $2.6 million related to the write-offs of trademarks.
Provision for Income Tax Expense
Our effective tax rate increased in the first six months 2005 to 51.3% compared to 36.6% for the same prior year period, due primarily to non-cash stock based compensation related to the acquisition of Talbot which is not deductible for tax purposes. Excluding Talbot non-cash stock based compensation, the effective tax rate for the first six months 2005 was 37.4%.
Net Earnings and Earnings Per Share
Our net earnings decreased 2% to $20.7 million in the first six months 2005, primarily as a result of the increase in non-cash stock based compensation related to Talbot offset by growth in revenue, the gain on forgiveness of debt and gains on disposal of assets. As a percentage of revenue, net earnings decreased to 9% in the first six months 2005 from 13% in the first six months 2004. Diluted earnings per share decreased 8% to $0.59 in the first six months 2004 compared to $0.64 in the first six months 2004.
As shown in the table on page 29, net earnings increased $1.1 million or $0.03 per diluted share, related to the strengthening Canadian dollar versus the U.S. dollar, $2.9 million or $0.08 per diluted share related to the gain on forgiveness of debt and $1.9 million or $0.05 per diluted share related to the gain on disposal of assets of certain brokerages. Also, net earnings decreased $15.9 million or $0.43 per diluted share due to the impact of non-cash stock based compensation related to the Talbot acquisition.
Cash Flow, Liquidity and Capital Resources
As of June 30, 2005, we had cash and cash equivalents of $114.6 million, an increase of 17% from $98.2 million as of December 31, 2004. Operating activities generated $27.8 million of cash in the six months ended June 30, 2005

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 31

compared to $17.1 million in the six months ended June 20, 2004. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the change in trust cash, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. In the six months ended June 30, 2005, $2.3 million of cash was used in investing activities, primarily from the acquisition of subsidiaries compared to $10.5 million used in the six months ended June 30, 2004. Also in the six months ended June 30, 2005, $8.2 million of cash was used for financing activities, primarily resulting from the repayment of long-term debt and capital leases and the payment of dividends, compared to $57.7 million generated in the six months ended June 30, 2004. In the six months ended June 30, 2005, the effect of exchange rate changes on cash and cash equivalents was a decrease of $0.9 million compared to a decrease of $2.0 million in the six months ended June 30, 2004. Net debt, defined as long-term debt ($142.1 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $114.6 million) as of June 30, 2005, was $62.5 million compared with $88.6 million as of December 31, 2004.
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
In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 3.34% and 2.40% at June 30, 2005 and December 31, 2004, respectively. The facility is available on a revolving basis for one year. In April 2005 we successfully renewed this loan with terms identical to the existing loan. The new loan expires on April 19, 2006. However, if the revolving period is not extended, we may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million at June 30, 2005 and December 31, 2004. As of June 30, 2005, we were in compliance with all financial covenants governing this facility.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $9.8 million facility which bears interest at the bank’s U.S. base rate, which was 6.50% and 5.75% at June 30, 2005 and December 31, 2004, respectively, plus 50 basis points. Borrowings under this facility are repayable on demand.
As of June 30, 2005 we had outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3.3 million due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11 million due annually, June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes which were capitalized and are being amortized to expense over the term of the notes. As of June 30, 2005 we were in compliance with all financial covenants governing the senior notes.
On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate resulting in a savings of approximately 0.47% and 1.98% for the three months ended June 30, 2005 and 2004, respectively and 0.72% and 2.19% for the six months ended June 30, 2005 and 2004, respectively. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at June 30, 2005, we estimate the fair value of the swap to be $2.2 million, which is not recognized in

32 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

our financial statements. Accordingly, $2.2 million is the estimated amount that we would need to pay to terminate the swap as of June 30, 2005.
During the first quarter 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The loan agreement provided for an incentive agreement whereby a credit could be earned to reduce interest payments (based on target premiums placed with the carrier) and principal amounts (based on target premiums placed with the carrier as well as loss ratios on those premiums). The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for the first quarter 2005 being reduced to zero. We paid $3.0 million in March 2005 and recorded a gain on forgiveness of debt of $4.5 million for the first quarter 2005.
In addition to these primary credit sources, we ended June 30, 2005 with $11.9 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2005 through 2011. Of the outstanding subsidiary debt, $7.3 million is secured by liens on certain assets of our subsidiaries.
Also at June 30, 2005, we had outstanding $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax Financial Holdings Limited (the “Fairfax notes”). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. Beginning June 28, 2006, we may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of our common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of our total outstanding common shares as of June 30, 2005, versus the 26% of outstanding shares which it held on that date.
At June 30, 2005, our cash position included approximately $47.1 million of working capital and approximately $67.5 million available for acquisitions. This amount combined with available lines of credit leaves us with a total amount of $87.3 million available for acquisitions compared to the $61.1 million available at December 31, 2004. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use common shares as consideration for approximately 30%-70% of the value of a hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA) for acquired brokerages.
We believe that our capital resources, including existing cash, funds generated from operations and borrowings available under credit facilities, will be sufficient to satisfy the company’s financial requirements, including some strategic acquisitions, during the next twelve months, as well as the Talbot payment, if paid in cash on September 1, 2005. We may finance acquisitions with available cash or an existing credit facility, but may, depending on the number and size of future acquisitions, need to supplement our finance requirements with the proceeds from debt financing, the issuance of additional equity securities, or a combination of both.
Our debt to capitalization ratio (defined as debt as a percentage of debt and shareholders’ equity) decreased to 30% at June 30, 2005, compared with 33% at December 31, 2004. If all lines of credit and other loan facilities were fully utilized by the company at June 30, 2005 our ratio of debt to capitalization would have been 33%, which is below the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than 45%. As of June 30, 2005, we were in compliance with the financial covenants under all of our debt instruments.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 33

Contractual Obligations
The table below summarizes our contractual obligations as of June 30, 2005:

		Less than	1-3	4-5	After
Payments due by period	Total	1 Year	Years	Years	5 Years
(in thousands of U.S. dollars)
Contractual Obligations
Long-term debt	$141,806	$4,819	$9,447	$94,540	$33,000
Capital lease obligations	319	255	64	—	—
Operating lease obligations	87,731	16,712	27,282	20,666	23,071
Executive share purchase plan loans	516	—	516	—	—

Total	$230,372	$21,786	$37,309	$115,206	$56,071

Acquisitions
On July 1, 2004, we purchased all of the common shares of Satellite Acquisition Corporation (“Satellite”) a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation. We will purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted common shares of Hub. Payments will be made on September 1, 2005, March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2004, 2005 and 2006, respectively. The contingent payment to Talbot management is recorded as a charge to earnings in the form of non-cash stock based compensation expense over the period in which the payments are earned. We estimate that the aggregate value of compensation which will be recognized under this arrangement will be $52 — $55 million, of which $8.7 million was recognized in the second quarter 2005 and $30.3 million has been recognized in total from the date of acquisition through June 30, 2005 as an expense with an offsetting credit to accounts payable and accrued liabilities. A payment of $16.4 million will be paid to Talbot management on September 1, 2005 in the form of cash or our common shares.
In connection with other various acquisitions completed through June 30, 2005, we may be obligated to pay contingent consideration up to a maximum sum of approximately $14.9 million in cash and $8.8 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through July 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at June 30, 2005, the financial statements reflect a liability to pay cash of $2.2 million and to issue common shares valued at approximately $0.1 million.
Other
In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $3.9 million and $4.3 million as of June 30, 2005 and December 31, 2004, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 407,000 and 431,000 of our common shares as of June 30, 2005 and December 31, 2004, respectively, which have a market value of $7.9 million as of June 30, 2005 and December 31, 2004. Interest on the loans in the amount of $96,000 for the six months ended June 30, 2005 and 2004 was paid by us and is included in cash compensation expense.
In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

34 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

Shareholders’ equity
Restricted share units. During the first six months 2005, 226,000 restricted share units were granted to our Executive Management Team (“EMT”). In addition 25,000 restricted share units were granted in relation to employment agreements entered into with other non-EMT employees.
Share repurchases. For the six months ended June 30, 2005, no common shares were repurchased by us.
Shares reserved for issuance. As of June 30, 2005, 3.6 million common shares were reserved for issuance under our equity incentive plan. As of June 30, 2005, an aggregate of approximately 3.2 million stock options and restricted share units were outstanding which would reduce such shares reserved for issuance.
Shareholders’ equity increased by $21.8 million, or 6%, to $403.6 million as of June 30, 2005 from $381.8 million as of December 31, 2004. This increase resulted from net earnings of $20.8 million, an increase in contributed surplus of $3.3 million related primarily to non-cash stock based compensation expense, $1.7 million for shares issued for contingent consideration, $0.4 million for shares issued for acquisitions, $0.6 million for exercise of stock options, $0.5 million for the release of restricted share units and $0.1 million for the repayment of loans under our employee stock purchase plan. The increase in shareholders’ equity was offset by dividends of $3.7 million in the second quarter 2005, and a decrease in the cumulative translation account of $1.9 million, due mainly to the weakening of the Canadian dollar compared to the U.S. dollar since December 31, 2004.
Market Risk
Interest rate risk
We are exposed to interest rate risk in connection with our $65 million revolving U.S. dollar LIBOR loan and senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes into floating rate payments. As a result, each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of June 30, 2005 will result in a decrease of approximately $0.8 million in our quarterly earnings.
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
The Canadian dollar is subject to volatility and has experienced significant changes in its value compared to the U.S. dollar during 2001 through 2004. At June 30, 2005 and 2004 one U.S. dollar equaled $1.2256 and $1.3404 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the three months ended June 30, 2005 and 2004.

	2005		2004
(in millions of U.S. dollars)
Revenue	+/-$	0.4	+/-$	0.4
Net earnings	+/-$	0.1	+/-$	0.1
Cumulative translation account	+/-$	1.9	+/-$	1.6
The increasing proportion of our revenue derived from our U.S. operations and earned in U.S. dollars has, in part, offset the potential risk of a decline in the Canadian dollar. We expect that the proportion of revenue earned in U.S. dollars will continue to increase, further mitigating our foreign currency exchange sensitivity.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 35

Goodwill and Other Intangible Assets
Intangible assets arising from acquisitions consist of the following:

	June 30,	December 31,
	2005	2004
(in thousands of U.S. dollars)
Customer relationships	$98,411	$95,982
Non-competition covenants	4,106	4,110
Goodwill	399,140	394,063
Accumulated amortization	(32,060)	(28,637)

Total	$469,597	$465,518

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
Customer relationships are amortized on a straight-line basis over their estimated useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life of the covenant. During the second quarter of 2004 certain of our subsidiaries changed their names and as a result we recognized a non-cash loss on the write-off of trademarks of $2.6 million before tax. For the three months and six months ended June 30, 2005 and 2004, our amortization has been comprised of the following:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004
(in thousands of U.S. dollars)
Customer relationships	$1,839	$893	$3,642	$1,657
Non-competition covenants	49	43	105	60

Total	$1,888	$936	$3,747	$1,717

We estimate that our amortization charges for intangible assets for 2005 through 2009 for all acquisitions consummated through June 30, 2005 will be:

Year ended December 31,	2005	2006	2007	2008	2009
(in thousands of U.S. dollars)
Customer relationships	$7,671	$7,678	$7,678	$7,678	$7,678
Non-competition covenants	156	102	95	2	1

Total	$7,827	$7,780	$7,773	$7,680	$7,679

36 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

Related Party Transactions
We had transactions with, and recorded revenue from, the following related parties:

	For the three months		For the six months
	ended June 30,		ended June 30,

	2005	2004	2005	2004

Northbridge Financial Corporation	$8,356	$6,493	$12,991	$10,951
Crum & Forster Holdings, Inc.	603	176	782	359
Odyssey Reinsurance Co.	611	—	611	—
Fairfax Inc.	42	1,158	(211)	2,590

	9,612	7,827	14,173	13,900
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,417	231	2,907	231

	$11,029	$8,058	$17,080	$14,131

We had accounts receivable and accounts payable balances with the above related parties in the amounts of $7.0 million and $20.0 million, respectively, at June 30, 2005 and $4.6 million and $17.8 million, respectively, at December 31, 2004. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of our common shares as of June 30, 2005. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub, and Michael Sabanos, Chief Financial Officer of HUB International Northeast Limited (“HUB Northeast”). We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.
As of June 30, 2005 and December 31, 2004, subordinated convertible debentures of $35.0 million were due to related parties.
During the second quarter of 2005 and 2004, we incurred expenses related to rental of premises from related parties in the amount of $0.8 million and $1.3 million for 2005 and $0.4 million and $0.9 million for the respective periods in 2004. At June 30, 2005 and December 31, 2004, we also had receivables due from related parties in the amount of $1.9 million and $2.6 million, respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of these receivables, as of June 30, 2005 and December 31, 2004, $1.7 million and $1.8 million, respectively, were related to company loans to employees to purchase shares under our executive share purchase plan. As collateral, the employees have pledged 133,000 and 143,000 common shares as of June 30, 2005 and December 31, 2004, respectively, which have a market value of $2.6 million as of June 30, 2005 and December 31, 2004.
Off-Balance Sheet Transactions
Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction — which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively to a floating rate resulting in a savings of approximately 0.47% and 1.98% for the second quarter 2005 and 2004, respectively. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $2.2 million, is not recognized in our Canadian GAAP financial statements. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates and record the swap on our U.S. GAAP balance sheet at its fair value. Changes in the fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt. We have no other material off-balance sheet arrangements.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 37

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
Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2005 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no changes in our internal control over financial reporting during the second quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.
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
We continue to fully cooperate with the Attorney General and department of insurance inquiries. While it is not possible to predict the outcome of these investigations, if contingent compensation agreements were to be restricted or no longer permitted, our financial condition, results of operation and liquidity may be materially adversely affected.
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

38 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

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
In January, 2005 we and our affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through our HUB International of Illinois Limited (“HUB Illinois”) subsidiary and claims that an undisclosed contingent commission was received with respect to its policy. We dispute the allegations of this lawsuit and are vigorously defending this case.
The cost of defending against the lawsuits, and diversion of management’s attention, are significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit or a similar suit could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation and liquidity.
In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 14, 2005, we issued 1,731 common shares to former shareholders of C.S. Nenner, Inc. as contingent consideration for contingent obligations payable in connection with the acquisition of that brokerage. On May 2, 2005, we issued 19,974 common shares to former shareholders of THB Intermediaries, Inc. in connection with our acquisition of the shares of that brokerage. On June 10, 2005, we issued 94,125 common shares to former owners of Bush, Cotton & Scott, LLC as contingent consideration for contingent obligations payable in connection with the acquisition of that brokerage.
All of the shares issued in transactions described above were issued in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual and Special Meeting of Shareholders of Hub International Limited (the “Meeting”) was held on May 11, 2005. At the meeting, 21,581,436 common shares, or 70.6% of the 30,589,835 common shares outstanding on the record date of the Meeting, were represented.
Election of Directors. The following ten nominees were elected as directors of Hub for terms of one year expiring on the date of Hub’s Annual Meeting of Shareholders to be held in 2006, by a resolution passed by a majority of the votes cast in person or by proxy at the Meeting.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 39

The results were as follows:

	Votes For	Votes Against	Votes Withheld
Name
Martin P. Hughes	21,577,896	-0-	8,388
Richard A. Gulliver	21,577,896	-0-	8,388
Bruce D. Guthart	21,577,896	-0-	8,388
Anthony F. Griffiths	21,577,896	-0-	8,388
Edward W. Lyman Jr.	21,577,896	-0-	8,388
Paul Murray	21,577,896	-0-	8,388
Bradley P. Martin	21,577,896	-0-	8,388
Stuart Ross	21,577,896	-0-	8,388
Frank S. Wilkinson	21,577,896	-0-	8,388
James W. McElvany	21,577,896	-0-	8,388
Approval of the 2005 Hub International Limited Equity Incentive Plan. A resolution of shareholders was voted on to approve the adoption of the 2005 Hub International Limited Equity Incentive Plan (the “2005 Equity Incentive Plan”) as previously approved by our Board of Directors.
To become effective, the approval of at least a majority of the votes cast in person or proxy at the Meeting was required. The requisite approval of shareholders was obtained at the Meeting and the 2005 Equity Incentive Plan was approved and adopted. The results of the vote were as follows: 12,971,010 common shares were voted in favor of the approval, 7,337,334 common shares voted against the approval, and 42,494 common shares withheld their votes.
Appointment of Auditors. PricewaterhouseCoopers LLP was appointed as our auditors to serve until our annual meeting of Shareholders to be held in 2006, at a remuneration to be fixed by our Board of Directors, with a favorable vote of 20,713,160 of the common shares represented at the Meeting and 404,816 common shares withholding their votes on the appointment.
Item 5. Other Information
Information Concerning Forward-Looking Statements
This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance companies;

•	the possibility that the receipt of contingent compensation from insurance companies could be prohibited;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

40 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the actual costs of resolution of contingent liabilities; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.
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
Dividends
On April 26, 2005 the Board of Directors declared a dividend of $0.06 on our common shares, payable June 30, 2005 for the second quarter 2005 to shareholders of record on June 15, 2005.
Item 6. Exhibits
Exhibits

31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d — 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d — 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

QUARTERLY REPORT JUNE 30, 2005	HUB INTERNATIONAL LIMITED 41

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/s/ Dennis J. Pauls

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)
DATE: August 9, 2005

42 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2005