Form 10-Q
period 2005-09-30
HUB INTERNATIONAL LTD
filed 2005-11-07
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: September 30, 2005
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at November 1, 2005 30,908,491

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Hub International Limited
Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004
(in thousands of U.S. dollars)

	2005	2004

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$122,443	$98,204
Trust cash	64,120	71,718
Accounts and other receivables	158,306	162,841
Income taxes receivable	7,061	6,208
Future income taxes	3,635	3,901
Prepaid expenses	8,173	5,835

Total current assets	363,738	348,707
Goodwill	396,246	376,676
Other intangible assets	88,387	88,842
Property and equipment	26,589	27,907
Future income taxes	11,549	4,368
Other assets	10,445	11,035

Total assets	$896,954	$857,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$273,319	$271,843
Income taxes payable	4,199	2,273
Future income taxes	440	34
Current portion long-term debt and capital leases	14,779	5,195

Total current liabilities	292,737	279,345

Long-term debt and capital leases	135,112	146,602
Subordinated convertible debentures	35,000	35,000
Future income taxes	22,761	14,805

Total liabilities	485,610	475,752

Commitments and Contingencies

Shareholders’ equity
Share capital	267,150	259,617
Contributed surplus	15,830	12,681
Cumulative translation account	31,386	26,983
Retained earnings	96,978	82,502

Total shareholders’ equity	411,344	381,783

Total liabilities and shareholders’ equity	$896,954	$857,535

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 3

Hub International Limited
Consolidated Statements of Earnings
For the three months and nine months ended September 30, 2005 and 2004
(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Third quarter		First nine months

	2005	2004	2005	2004

Revenue
Commission income	$92,560	$87,524	$283,271	$226,032
Contingent commissions and volume overrides	2,391	1,866	35,794	19,940
Other	3,332	2,636	9,413	7,634

	98,283	92,026	328,478	253,606

Expenses
Employee cash compensation	58,518	55,493	181,246	138,244
Selling, occupancy and administration	20,358	18,857	60,270	50,496
Depreciation	2,200	1,950	6,378	5,267
Interest expense	2,710	2,275	7,626	5,638
Intangible asset amortization	1,961	1,901	5,657	3,617
Compensation for Talbot earnout	7,576	6,889	23,491	6,889
Other non-cash stock based compensation	1,565	1,457	5,300	4,772
Gain on disposal of subsidiaries, property, equipment and other assets	(224)	(986)	(2,657)	(1,545)
Loss on foreign exchange forward contract	555	—	555	—
Gain on forgiveness of debt	—	—	(4,500)	—
Loss on write-off of trademarks	—	—	—	2,587

	95,219	87,836	283,366	215,965

Net earnings from continuing operations before income taxes	3,064	4,190	45,112	37,641

Provision for income tax expense (benefit)
Current	1,609	5,055	24,102	16,785
Future	1,775	(2,077)	867	(1,570)

	3,384	2,978	24,969	15,215

Net earnings (loss) from continuing operations	(320)	1,212	20,143	22,426
Net loss from discontinued operations	(421)	(66)	(136)	(66)

Net earnings (loss)	$(741)	$1,146	$20,007	$22,360

Basic earnings (loss) per share
Continuing operations	$(0.01)	$0.04	$0.66	$0.74
Discontinued operations	(0.01)	0.00	0.00	0.00

Total operations	$(0.02)	$0.04	$0.66	$0.74

Diluted earnings (loss) per share
Continuing operations	$(0.01)	$0.04	$0.59	$0.68
Discontinued operations	(0.01)	0.00	0.00	0.00

Total operations	$(0.02)	$0.04	$0.59	$0.68

Weighted average shares outstanding — Basic (000’s)	30,600	30,292	30,471	30,192
Weighted average shares outstanding — Diluted (000’s)	30,600	32,612	36,657	34,952
(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

Hub International Limited
Consolidated Statements of Retained Earnings
For the nine months ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	2005	2004

Retained earnings — Beginning of period	$82,502	$62,356
Net earnings	20,007	22,360
Dividends	(5,531)	(4,570)

Retained earnings — End of period	$96,978	$80,146

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 5

Hub International Limited
Consolidated Statements of Cash Flows
For the three months and nine months ended September 30, 2005 and 2004
(in thousands of U.S. dollars)
(Unaudited)

	Third quarter		First nine months

	2005	2004	2005	2004

OPERATING ACTIVITIES
Net earnings (loss)	$(741)	$1,146	$20,007	$22,360
Items not affecting cash
Amortization and depreciation	4,267	3,866	12,229	8,900
Gain on disposal of subsidiaries, property, equipment and other assets	(229)	(981)	(2,623)	(1,540)
Compensation for Talbot earnout — non-cash stock based	4,289	6,889	13,691	6,889
Other non-cash stock based compensation	1,565	1,457	5,300	4,772
Gain on forgiveness of debt	—	—	(4,500)	—
Loss on write-off of trademarks	—	—	—	2,587
Future income taxes	1,742	(2,077)	846	(1,570)
Non-cash working capital items
Trust cash	8,169	1,850	13,933	1,867
Accounts and other receivables	71,316	54,259	29,193	40,669
Prepaid expenses	(1,233)	(203)	(2,149)	(3,837)
Accounts payable and accrued liabilities	(64,168)	(50,118)	(44,368)	(49,628)
Compensation for Talbot earnout — cash	(13,147)	—	(6,634)	—
Other assets	129	128	387	384
Income taxes	(3,518)	(837)	1,074	(981)

Net cash flows from operating activities	8,441	15,379	36,386	30,872

INVESTING ACTIVITIES
Property and equipment — purchases	(2,057)	(2,086)	(4,714)	(4,993)
Property and equipment — proceeds on sale	6	60	20	142
Purchase of subsidiaries, net of cash received	(10,259)	(78,495)	(18,418)	(90,385)
Sale of subsidiaries	1,007	1,895	4,863	6,062
Other assets	580	34	5,102	388

Net cash flows (used for) investing activities	(10,723)	(78,592)	(13,147)	(88,786)

FINANCING ACTIVITIES
Long-term debt and capital leases — advances	10,000	—	10,000	65,000
Long-term debt and capital leases — repayments	(2,273)	(3,449)	(7,471)	(8,169)
Share capital — issued for cash, net of issue costs	—	—	15	480
Proceeds from exercise of stock options	1,597	—	2,253	—
Dividends paid	(1,851)	(1,527)	(5,531)	(4,570)

Net cash flows from (used for) financing activities	7,473	(4,976)	(734)	52,741

Effect of exchange rate changes on cash and cash equivalents	2,675	1,770	1,734	1,229

Change in cash and cash equivalents	7,866	(66,419)	24,239	(3,944)
Cash and cash equivalents — Beginning of period	114,577	144,527	98,204	82,052

Cash and cash equivalents — End of period	$122,443	$78,108	$122,443	$78,108

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

Hub International Limited
Notes to Interim Consolidated Financial Statements
For the three months and nine months ended September 30, 2005 and 2004 (unaudited)
(in thousands of U.S. dollars, except per share amounts or as otherwise indicated)
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
2.  Summary of Significant Accounting Policies
The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (“Canadian GAAP”) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2004 as set out on pages 43 to 76 of the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These interim consolidated financial statements of the Company are expressed in United States (“U.S.”) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2004. These principles differ in certain respects from United States generally accepted accounting principles (“U.S. GAAP”) and, to the extent that they affect the Company, the differences are described in Note 17, “Reconciliation to U.S. GAAP.”
3.  Commitments and contingencies

(a)	On July 1, 2004, the Company purchased all of the common shares of Satellite Acquisition Corporation (“Satellite”) a corporation formed by senior management at Talbot Financial Corporation (“Talbot”). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company will purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted common shares of the Company or cash. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The remaining payments will be made on March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2005 and 2006, respectively. The contingent payment to Talbot management is recorded by the Company as a charge to earnings over the period in which the payments are earned. The Company estimates that the aggregate value of compensation which will be recognized under this arrangement will be $52 - $55 million, of which $7.6 million and $23.5 million were recognized in the three months and nine months ended September 30, 2005 respectively, and $37.9 million has been recognized in total from the date of acquisition through September 30, 2005 as an expense with an offsetting credit to accounts payable and accrued liabilities.

In connection with other various acquisitions completed through September 30, 2005, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $9.2 million in cash and $4.5 million in common shares of the Company based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through July 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at September 30, 2005, the financial statements reflect a liability to pay cash of $2.4 million.

(b)	As previously disclosed, the insurance brokerage industry in general and certain of the Company’s subsidiaries in particular are the subject of ongoing investigations by state Attorneys General and insurance regulators regarding contingent commissions and other practices. As also previously reported, various class actions have

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 7

been filed with respect to such matters. The Company has not recorded a liability at September 30, 2005 related to these matters.

(c)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $4,036 and $4,287 as of September 30, 2005 and December 31, 2004, respectively, to assist in purchasing common shares of the Company. As collateral, the employees have pledged 395,000 and 431,000 of the Company’s common shares as of September 30, 2005 and December 31, 2004, respectively, which have a market value of $8,940 and $7,885 as of September 30, 2005 and December 31, 2004, respectively. Interest on the loans in the amount of $48 and $45 for the three months ended September 30, 2005 and 2004, respectively, and $144 and $141 for the nine months ended September 30, 2005 and 2004, respectively, was paid by the Company and is included in employee cash compensation expense.

4.  Acquisitions
The Company’s strategic business plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Insurance brokerages, due to their nature, typically maintain very low capital to earnings ratio. As a result, the Company records a substantial amount of goodwill and other intangible assets in connection with acquisitions.
During the third quarter 2005, the Company acquired certain assets of five insurance brokerages. All of the acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.
The preliminary allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in the third quarter 2005 are summarized below, as well as adjustments to preliminary allocations and contingent consideration, relating to prior period acquisitions:

Current assets	$3,554
Current liabilities	(4,047)
Property, equipment and other assets	316

Net liabilities at fair value	$(177)

Consideration
Cash	$10,886
Payable	488
Common shares (at market value)	463

$11,837

Goodwill	$9,143
Customer relationships	2,721
Non-competition covenants	150

$12,014

Number of shares issued as consideration (000’s)	18

Of the goodwill acquired $7.8 million is deductible for tax purposes. Goodwill includes $4.0 million associated with adjustments to preliminary allocations and contingent consideration relating to prior period acquisitions.
In anticipation of funding an acquisition, the Company entered into a foreign exchange forward contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate at the date of conversion generated a foreign exchange loss of $0.6 million.

8 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

5.  Discontinued Operations
During the third quarter 2005, the Company adopted a formal plan of disposition related to certain unprofitable U.S. operations (the “Discontinued Business”). The Company expects to sell those operations in the next six months. As a result of this plan of disposal, the results of operations for the Discontinued Business have been reported as a net loss from discontinued operations in our Consolidated Statements of Earnings for all periods presented.
Summarized statement of earnings disclosure for the Discontinued Business are as follows:

	Third quarter		First nine months

	2005	2004	2005	2004

Revenue	$1,351	$2,876	$5,519	$2,876
Net loss before taxes	$(685)	$(89)	$(126)	$(89)
Provision for income tax expense (benefit)	$(264)	$(23)	$10	$(23)
Net loss from discontinued operations	$(421)	$(66)	$(136)	$(66)
Summarized balance sheet disclosure for the Discontinued Business are as follows:

	September 30,	December 31,
	2005	2004

Total current assets	$2,671	$3,720
Total assets	$5,495	$6,498
Total current liabilities	$4,933	$5,122
Total liabilities	$5,777	$6,180
Total shareholders’ equity (deficit)	$(282)	$318
Summarized statement of cash flows disclosure for the Discontinued Business are as follows:

	Third		First
	quarter		nine months

	2005	2004	2005	2004

Net cash flows provided by operating activities	$128	$328	$400	$328
Net cash flows provided by investing activities	3	—	124	—
Net cash flows (used in) financing activities	(87)	(399)	(756)	(399)

Net cash flow (used in)/provided by discontinued operations	$44	$(71)	$(232)	$(71)

6.  Accounts and Other Receivables
Accounts and other receivables consist of the following:

	September 30,	December 31,
	2005	2004

Client premiums receivable	$111,979	$128,345
Commissions receivable	45,758	31,565
Less: Allowance for doubtful accounts	(1,740)	(1,436)
Less: Allowance for policy cancellations	(2,081)	(1,876)

	153,916	156,598
Other receivables	4,390	6,243

	$158,306	$162,841

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 9

7.  Intangible Assets
As of September 30, 2005 and December 31, 2004 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of September 30, 2005			As of December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Definite life intangible assets:
Customer relationships	$101,163	$16,442	$84,721	$95,982	$10,802	$85,180
Non-competition covenants	841	603	238	791	448	343

	102,004	17,045	84,959	96,773	11,250	85,523
Indefinite life intangible assets:
Non-competition covenants	3,428	—	3,428	3,319	—	3,319

Total	$105,432	$17,045	$88,387	$100,092	$11,250	$88,842

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets as well as goodwill are reviewed annually on January 1, for impairment. Once a non-competition covenant is triggered, following the departure of an employee from the Company, the Company’s policy is to amortize the related intangible asset over the period of the contractual obligation.
Additions to intangible assets during the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004

Definite life intangible assets:
Customer relationships	$5,174	$52,537
Indefinite life intangible assets:
Non-competition covenants	150	1,451

Total	$5,324	$53,988

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 and the year ended December 31, 2004, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2003	$92,079	$213,783	$305,862
Goodwill acquired during 2004	1,005	68,298	69,303
Goodwill disposed during 2004	(4,604)	(727)	(5,331)
Cumulative translation adjustment	6,842	—	6,842

Balance as of December 31, 2004	95,322	281,354	376,676
Goodwill acquired during 2005	1,121	17,365	18,486
Goodwill disposed during 2005	(2,051)	(354)	(2,405)
Cumulative translation adjustment	3,489	—	3,489

Balance as of September 30, 2005	$97,881	$298,365	$396,246

10 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

For the three months and nine months ended September 30, 2005 and 2004 amortization has been comprised of the following:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2005	2004	2005	2004

Customer relationships	$1,916	$1,843	$5,507	$3,499
Non-competition covenants	45	58	150	118

Total	$1,961	$1,901	$5,657	$3,617

The Company estimates the amortization charges for 2005 through 2009 for all acquisitions consummated through September 30, 2005 will be:

	2005	2006	2007	2008	2009

Year ended December 31,
Customer relationships	$7,699	$7,838	$7,839	$7,839	7,839
Non-competition covenants	131	109	87	1	1

Total	$7,830	$7,947	$7,926	$7,840	$7,840

8.  Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	September 30,	December 31,
	2005	2004

Insurance premiums payable	$176,734	$198,901
Other accounts payable and accrued liabilities	74,068	58,554
Compensation related to Talbot acquisition	22,517	14,388

	$273,319	$271,843

9.  Debt
Long-term debt and capital leases

	September 30,	December 31,
	2005	2004

Series A Senior Notes, with interest at 5.71% (1)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Revolving U.S. Dollar LIBOR Loan (2)	75,000	65,000
Term loan, interest only at 10%, due February 2007 (3)	—	7,500
Term loan, variable interest, due December 2007	2,600	3,500
Various other unsecured notes payable and debt (4)	7,037	10,329
Capital leases (4)	254	468

Long-term debt and capital leases	149,891	151,797
Less current portion	(14,779)	(5,195)

	$135,112	$146,602

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 11

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended September 30,
2006	$14,779
2007	3,208
2008	4,650
2009	79,921
2010	14,333
2011 and thereafter	33,000

$149,891

Notes:

(1)	Senior Notes — As at September 30, 2005 the Company had outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually, June 15, 2009 through June 17, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar LIBOR loan with the balance used for general corporate purposes and acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At September 30, 2005 the Company was in compliance with all financial covenants governing the senior notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate, resulting in a savings of approximately 0.06% and 2.25% for the three months ended September 30, 2005 and 2004, respectively, and 0.76% and 3.32% for the nine months ended September 30, 2005 and 2004, respectively. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at September 30, 2005, the Company estimated the fair value of the swap to be $3.5 million, which is not recognized in these financial statements. Accordingly, $3.5 million is the estimated amount that the Company would need to pay to terminate the swap as of September 30, 2005.

(2)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million, bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 3.86% and 2.40% at September 30, 2005 and December 31, 2004, respectively. The facility is available on a revolving basis for one year. The loan expires on April 19, 2006. However, if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate which was 3.61% at September 30, 2005. An annual commitment fee of 20 basis points is assessed on the unused balance. On September 29, 2005 the Company drew $10 million on this facility to temporarily fund an acquisition. This amount was repaid subsequent to September 30, 2005. Borrowings under this facility totaled $75 million at September 30, 2005 and $65 million at December 31, 2004. As of September 30, 2005, the Company was in compliance with all financial covenants governing this facility.

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

12 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

to $3.0 million and interest payments for the first quarter 2005 being reduced to zero. The Company paid $3.0 million in March 2005 and recorded a gain on forgiveness of debt of $4.5 million for the first quarter 2005. Interest expense on this loan totaled $0.2 million and $0.6 million for the three months and nine months ended September 30, 2004 (which was subsequently reduced to zero in the fourth quarter 2004).

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of these loans at September 30, 2005 and December 31, 2004, respectively.

Demand U.S. dollar base rate loan
The Company has an undrawn $10.3 million facility which bears interest at the bank’s U.S. rate, which was 7.25% and 5.75% at September 30, 2005 and December 31, 2004, respectively, plus 50 basis points. Borrowings on the facility are repayable on demand.
Subordinated convertible debentures
The Company has outstanding 8.5% convertible subordinated debentures (“the Fairfax notes”) in the amount of $35 million due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at Canadian (“C”) $17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of the Company’s total outstanding common shares as of September 30, 2005.
10. Shareholders’ Equity
Share capital
At September 30, 2005 and December 31, 2004, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At September 30, 2005 and December 31, 2004, there were an unlimited number of common shares authorized, of which 30,771,000 and 30,411,000 were issued and outstanding as at September 30, 2005 and December 31, 2004, respectively.

	Common shares
	outstanding

	(000’s)	Amount

Balance, December 31, 2004	30,411	$259,617
Shares issued, net of cancellation	36	2,230
Shares issued for contingent consideration	103	1,865
Stock options exercised	171	2,569
Restricted share units released	36	667
Executive share purchase plan shares, net of cancellation	14	202

Balance, September 30, 2005	30,771	$267,150

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 13

Contributed surplus

Amount

Balance, December 31, 2004	$12,681
Non-cash stock based compensation	5,207
Shares cancelled	(1,523)
Other	(535)

Balance, September 30, 2005	$15,830

Cumulative translation account

Amount

Balance, December 31, 2004	$26,983
Translation of self-sustaining foreign operations	4,417
Translation of debt financing of self-sustaining foreign operations	(14)

Balance, September 30, 2005	$31,386

11.  Equity Incentive Plan
No options were issued in the nine months ended September 30, 2005. The maximum option term for all options issued is seven years, and all options vest at one-third per year over three years of continuous employment. The number of common shares authorized and that may be issued under the Equity Incentive Plan is limited to 3,631,820 common shares.
A summary of the stock option activity and related information for the nine months ended September 30, 2005 consists of the following:

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2004	1,456	$15.34
Exercised	(171)	$15.03
Forfeited	(2)	$15.67
Expired	(1)	$15.67

Balance, September 30, 2005	1,282	$15.38

The following table summarizes information about the stock options outstanding at:

	September 30, 2005			December 31, 2004

	Number	Weighted-Average	Number	Number	Weighted-Average	Number
	Outstanding	Remaining	Exercisable	Outstanding	Remaining	Exercisable
	(000’s)	Contractual Life	(000’s)	(000’s)	Contractual Life	(000’s)
Exercise price
$15.67	1,086	3.70 years	1,086	1,201	4.42 years	812
$13.79	196	4.29 years	128	255	5.16 years	96

	1,282	3.79 years	1,214	1,456	4.55 years	908

Shares derived from the options may be held in escrow and subject to transfer restrictions for a period of five years from the date the options are granted, subject to early release in certain circumstances.
In the first quarter 2005, 226,000 restricted share units were granted to the Company’s Executive Management Team (“EMT”). In addition, 25,000 restricted share units were granted in relation to employment agreements

14 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

entered into by the Company with other non-EMT employees. In the third quarter 2005, 12,000 restricted share units were granted in connection with an acquisition.
Compensation for the Talbot earnout includes both cash and non-cash stock based compensation and is detailed below.
Non-cash stock based compensation, including both compensation for Talbot and other non-cash stock based compensation, of $5,854 and $5,168 for the three months ended September 30, 2005 and 2004, respectively, and $18,991 and $8,483 for the nine months ended September 30, 2005 and 2004, respectively, was expensed with offsetting credits to contributed surplus, and accounts payable and accrued liabilities. The Company recognizes the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.
Other non-cash stock based compensation for the three months and nine months ended September 30, 2005 and 2004 is comprised of the following:

	For the		For the
	three months		nine months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

Stock options granted June 2002	$(8)	$470	$843	$1,471
Stock options granted February 2003	91	99	281	329
Stock based compensation granted for 2003 bonuses	758	529	2,272	1,796
Restricted share units	722	359	1,885	1,176
Common shares for acquisitions	2	—	19	—

Total other non-cash stock based compensation	$1,565	$1,457	$5,300	$4,772

Compensation for the Talbot earnout is comprised of the following:

	For the		For the
	three months		nine months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

Cash compensation	$3,287	$3,178	$9,800	$3,178
Non-cash stock based compensation	4,289	3,711	13,691	3,711

Total compensation for the Talbot earnout	$7,576	$6,889	$23,491	$6,889

The Company estimates other non-cash stock based compensation expense for 2005 through 2010 will be:

Year ended December 31,	2005	2006	2007	2008	2009	2010

Stock options granted June 2002	$843	$—	$—	$—	$—	$—
Stock options granted February 2003	366	—	—	—	—	—
Stock based compensation granted for 2003 bonuses	2,842	2,195	2,105	2,104	2,105	2,047
Restricted share units	2,567	2,699	2,663	2,663	766	144
Common shares for acquisitions	138	19	5	—	—	—

	$6,756	$4,913	$4,773	$4,767	$2,871	$2,191

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 15

The Company estimates the compensation for the Talbot earnout for 2005 through 2010 will be:

Year ended December 31,	2005	2006	2007	2008	2009	2010

Cash compensation	$9,800	$—	$—	$—	$—	$—
Non-cash stock based	18,103	9,337	1,676	—	—	—

Total compensation for the Talbot earnout	$27,903	$9,337	$1,676	$—	$—	$—

12. Earnings Per Share
Basic earnings per share, excluding the dilutive effect of common share equivalents, are calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated using the if-converted method for the subordinated convertible debentures and the treasury stock method for options and restricted share units and includes the effects of all potentially dilutive securities. Earnings per common share are calculated as follows:

	For the		For the
	three months		nine months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings from continuing operations	$(320)	$1,212	$20,143	$22,426
Net loss from discontinued operations	(421)	(66)	(136)	(66)

Net earnings (loss) (numerator)	(741)	1,146	20,007	22,360
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	—	—	1,425	1,425
Payment in lieu of dividends on restricted share units (net of income tax)	—	23	83	88

Net earnings (loss) plus assumed conversions (numerator)	$(741)	$1,169	$21,515	$23,873

Weighted average shares outstanding — Basic (denominator)	30,600	30,292	30,471	30,192
Effect of dilutive securities:
8.5% subordinated convertible debentures	—	—	2,518	2,705
Stock options	—	1,221	1,275	1,219
Restricted share units	—	625	995	616
Talbot earnout shares	—	378	1,329	126
Retractable shares	—	93	69	93
Issuable shares	—	3	—	1

Weighted average shares outstanding — Diluted (denominator)	30,600	32,612	36,657	34,952

Basic earnings (loss) per share
Continuing operations	$(0.01)	$0.04	$0.66	$0.74
Discontinued operations	(0.01)	0.00	0.00	0.00

Total operations	$(0.02)	$0.04	$0.66	$0.74

Diluted earnings (loss) per share
Continuing operations	$(0.01)	$0.04	$0.59	$0.68
Discontinued operations	(0.01)	0.00	0.00	0.00

Total operations	$(0.02)	$0.04	$0.59	$0.68

16 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

13. Income Taxes
Income taxes for the three months ended September 30, 2005 and 2004 amounted to $3.4 million and $3.0 million respectively, and for the nine months ended September 30, 2005 and 2004 amounted to $25.0 million and $15.2 million respectively, resulting in an effective tax rate of 110% and 71% in the third quarter 2005 and 2004, respectively, and 55% and 40% for the first nine months 2005 and 2004, respectively. The increase in the effective tax rate is due primarily to increased compensation for the Talbot earnout which is not deductible for tax purposes. The effective tax rate for the three months and nine months ended September 30, 2005 and 2004, excluding the compensation for the Talbot earnout, was 32% and 27%, (due to adjustments made in 2004 to recognize the tax benefit of certain loss carryforwards) for the three month periods, respectively, and was 36% and 34% for the nine month periods, respectively.
14. Interest and Income Taxes Paid
Interest and income taxes paid for the three months and nine months ended September 30, 2005 and 2004 were:

	For the three		For the nine
	months		months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest paid	$1,104	$894	$5,489	$3,899
Income taxes paid	$7,544	$6,572	$25,979	$18,417
15. Segmented Information
The Company is an international insurance brokerage, which provides a variety of property, casualty, life and health, employee benefits, investment and risk management products and services. In addition to its Corporate Operations, the Company has identified two operating segments within its insurance brokerage business: Canadian Operations and U.S. Operations. Corporate Operations consist primarily of investment income, compensation for the Talbot earnout, other non-cash stock based compensation, unallocated administrative costs, interest expense and the income tax expense or benefit which is not allocated to the Company’s operating segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.
Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended September 30,

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$31,014	$67,415	$98,429	$28,441	$63,696	$92,137
Corporate	4,826	3,564	8,390	3,668	1,067	4,735
Elimination of intra-segment revenue	(4,804)	(3,732)	(8,536)	(3,702)	(1,144)	(4,846)

	$31,036	$67,247	$98,283	$28,407	$63,619	$92,026

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 17

	For the three months ended September 30,

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Net earnings (loss) before income taxes
Brokerage	$4,379	$8,179	$12,558	$4,721	$9,284	$14,005
Corporate	8,067	(17,561)	(9,494)	(6,920)	(2,895)	(9,815)

	$12,446	$(9,382)	$3,064	$(2,199)	$6,389	$4,190

Income tax expense (benefit) — current
Brokerage	$1,604	$1,482	$3,086	$1,805	$5,666	$7,471
Corporate	(61)	(1,416)	(1,477)	(211)	(2,205)	(2,416)

	$1,543	$66	$1,609	$1,594	$3,461	$5,055

Income tax expense (benefit) — future
Brokerage	$(94)	$1,664	$1,570	$(75)	$(1,876)	$(1,951)
Corporate	81	124	205	96	(222)	(126)

	$(13)	$1,788	$1,775	$21	$(2,098)	$(2,077)

Net earnings (loss) from continuing operations
Brokerage	$2,869	$5,033	$7,902	$2,991	$5,494	$8,485
Corporate	8,047	(16,269)	(8,222)	(6,805)	(468)	(7,273)

	$10,916	$(11,236)	$(320)	$(3,814)	$5,026	$1,212

Net loss from discontinued operations
Brokerage	$—	$(421)	$(421)	$—	$(66)	$(66)
Corporate	—	—	—	—	—	—

	$—	$(421)	$(421)	$—	$(66)	$(66)

Net earnings (loss)
Brokerage	$2,869	$4,612	$7,481	$2,991	$5,428	$8,419
Corporate	8,047	(16,269)	(8,222)	(6,805)	(468)	(7,273)

	$10,916	$(11,657)	$(741)	$(3,814)	$4,960	$1,146

Amortization of intangible assets	$42	$1,919	$1,961	$26	$1,875	$1,901
Additions to property and equipment	$713	$1,660	$2,373	$1,127	$4,778	$5,905
Depreciation	$749	$1,451	$2,200	$685	$1,265	$1,950
Interest income	$372	$662	$1,034	$2,121	$213	$2,334
Interest expense	$2,482	$228	$2,710	$1,793	$482	$2,275

18 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

	For the nine months ended September 30,

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$99,559	$228,945	$328,504	$90,365	$163,206	$253,571
Corporate	16,117	11,268	27,385	10,088	2,437	12,525
Elimination of intra-segment revenue	(15,977)	(11,434)	(27,411)	(9,991)	(2,499)	(12,490)

	$99,699	$228,779	$328,478	$90,462	$163,144	$253,606

Net earnings (loss) before income taxes
Brokerage	$19,843	$47,376	$67,219	$19,102	$32,812	$51,914
Corporate	(7,282)	(14,825)	(22,107)	(9,145)	(5,128)	(14,273)

	$12,561	$32,551	$45,112	$9,957	$27,684	$37,641

Income tax expense (benefit) — current
Brokerage	$7,387	$18,001	$25,388	$6,930	$14,789	$21,719
Corporate	1,271	(2,557)	(1,286)	(324)	(4,610)	(4,934)

	$8,658	$15,444	$24,102	$6,606	$10,179	$16,785

Income tax expense (benefit) — future
Brokerage	$(184)	$925	$741	$(480)	$(1,064)	$(1,544)
Corporate	(399)	525	126	(95)	69	(26)

	$(583)	$1,450	$867	$(575)	$(995)	$(1,570)

Net earnings (loss) from continuing operations
Brokerage	$12,640	$28,450	$41,090	$12,652	$19,087	$31,739
Corporate	(8,154)	(12,793)	(20,947)	(8,726)	(587)	(9,313)

	$4,486	$15,657	$20,143	$3,926	$18,500	$22,426

Net loss from discontinued operations
Brokerage	$—	$(136)	$(136)	$—	$(66)	$(66)
Corporate	—	—	—	—	—	—

	$—	$(136)	$(136)	$—	$(66)	$(66)

Net earnings (loss)
Brokerage	$12,640	$28,314	$40,954	$12,652	$19,021	$31,673
Corporate	(8,154)	(12,793)	(20,947)	(8,726)	(587)	(9,313)

	$4,486	$15,521	$20,007	$3,926	$18,434	$22,360

Amortization of intangible assets	$106	$5,551	$5,657	$80	$3,537	$3,617
Additions to property and equipment	$1,815	$3,827	$5,642	$2,074	$6,784	$8,858
Depreciation	$2,140	$4,238	$6,378	$1,955	$3,312	$5,267
Interest income	$983	$1,164	$2,147	$675	$608	$1,283
Interest expense	$6,979	$647	$7,626	$4,627	$1,011	$5,638

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 19

	As of September 30, 2005 and December 31, 2004

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$163,393	$641,232	$804,625	$172,445	$624,171	$796,616
Corporate	50,099	42,230	92,329	43,769	17,150	60,919

	$213,492	$683,462	$896,954	$216,214	$641,321	$857,535

16. Related Party Transactions
In the three months and nine months ended September 30, 2005 and 2004, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2005	2004	2005	2004

Northbridge Financial Corporation	$4,640	$4,953	$16,579	$15,904
Crum & Forster Holdings, Inc.	159	84	624	443
Fairfax Inc.	213	463	2	3,053

	5,012	5,500	17,205	19,400
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,455	1,066	4,362	1,297

	$6,467	$6,566	$21,567	$20,697

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $7,956 and $10,281, respectively, at September 30, 2005 and $4,625 and $17,848, respectively, at December 31, 2004. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of September 30, 2005 and 2004. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of the Company’s employees, including Bruce Guthart, Chief Operating Officer and a director of the Company, and Michael Sabanos, Chief Financial Officer of HUB International Northeast Limited. The Company continues to place insurance with OLIC. The compensation that the Company earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.
As of September 30, 2005 and December 31, 2004 subordinated convertible debentures of $35,000 were held by subsidiaries of Fairfax.
During the three months and nine months ended September 30, 2005 and 2004, the Company incurred expenses related to rental of premises from related parties in the amount of $675 and $1,869 for 2005 and $738 and $1,614 for the respective periods in 2004. At September 30, 2005 and December 31, 2004 the Company also had receivables due from related parties in the amount of $2,289 and $2,629, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these receivables, as of September 30, 2005 and December 31, 2004, $1,567 and $1,793, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. As collateral, the employees have pledged 127,000 and 143,000 common shares as of September 30, 2005 and December 31, 2004, respectively, which have a market value of $2,881 and $2,619 as of September 30, 2005 and December 31, 2004, respectively.

20 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

17. Reconciliation to U.S. GAAP
The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.
Net earnings and comprehensive income
There were no differences between Canadian GAAP and U.S. GAAP affecting net earnings, basic earnings per share and diluted earnings per share. The table below presents comprehensive income for the three months and nine months ending September 30, 2005 and 2004.

	For the		For the
	three months		nine months
	ended		ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings from continuing operations for the period on Canadian GAAP and U.S. GAAP (1)	$(320)	$1,212	$20,143	$22,426
Net earnings from discontinued operations for the period on Canadian GAAP and U.S. GAAP (1)	(421)	(66)	(136)	(66)

Net earnings for the period based on Canadian GAAP and U.S. GAAP (1)	(741)	1,146	20,007	22,360
Other comprehensive income: (2)
Unrealized gain/(loss) net of tax of $57 — Q3/05, $20 — Q3/04, $75 — Q3/05 YTD, $(19) — Q3/04 YTD	(89)	(32)	(117)	30
Reclassification adjustment, net of tax $(64) — Q3/05, $(2) — Q3/04, $(24) — Q3/05 YTD, $(2) — Q3/04 YTD	100	4	38	4
Foreign currency translation adjustment	6,269	5,474	4,403	1,832

Comprehensive income based on U.S. GAAP (2)	$5,539	$6,592	$24,331	$24,226

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 21

Shareholders’ equity
The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Shareholders’ equity based on Canadian GAAP	$411,344	$381,783
Adjustment to investment held for sale (3)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain net of tax of $(50) — 2005, $(99) — 2004	80	157

Shareholders’ equity based on U.S. GAAP (3)	$409,708	$380,224

Notes:

(1)	The condensed consolidated statements of earnings and cash flows for the three months and nine months ended September 30, 2005 and 2004, were the same under Canadian and U.S. GAAP. The condensed consolidated balance sheets as at September 30, 2005 and December 31, 2004 under U.S. GAAP are as follows:

	September 30,	December 31,
	2005	2004

Condensed consolidated balance sheets:
Total current assets	$363,738	$348,707
Total assets (4)	$891,968	$853,753
Total current liabilities	$292,737	$279,345
Total liabilities (4)	$482,260	$473,529
Total shareholders’ equity	$409,708	$380,224

(2)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(3)	Under Canadian GAAP, investments held for sale are recorded at cost. No further adjustments are made to the carrying value of the investment until it is sold. Under U.S. GAAP investments held for sale are recorded at cost and adjusted to fair value until sold. The adjustment of $1,716 reflects the difference in accounting for investments held for sale and subsequently sold by the Company under Canadian GAAP vs. U.S. GAAP.

(4)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $3.5 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction as a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

22 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

Effects of New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share — Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. This revised statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The Company currently recognizes the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of compensation amounts recognized for book purposes, to be reported as a financing cash flow rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will adopt SFAS No. 123 (R) on its effective date, which is January 1, 2006.
18. Subsequent Event
On October 1, 2005 the Company completed its previously announced purchase of the shares of Personal Lines Insurance Brokerage, Inc. based in Warren, New Jersey. This company had annual revenue of approximately $27 million.

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q. Reference to “Hub”, “we”, “us”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (“Canadian GAAP”). These principles differ in certain respects from United States generally accepted accounting principles (“U.S. GAAP”) and to the extent that they affect us are described in Note 17 to our unaudited consolidated financial statements.
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
As of September 30, 2005, our operations included 15 regional “hub” brokerages— ten in the United States and five in Canada— and nearly 200 offices staffed by approximately 3,300 people. Our strategic plan calls for the addition of approximately four additional U.S. hubs to extend our geographic footprint. Brokerages large enough to be considered hubs will generally have annual revenue in excess of $10 million. In addition to larger, “hub” acquisitions by the parent corporation, each regional hub is tasked with pursuing smaller, fold-in acquisitions that either expand its geographic penetration or add new specialization or expertise to the regional operation.
We generally acquire larger “hub” brokerages for a combination of cash and our common shares. Although there are variations in the purchase terms for each hub, our goal is to pay 30% – 70% of the “hub” purchase price in our common shares, while setting escrow periods for the sellers to hold these shares. We believe the use of escrowed stock in major acquisitions creates increased alignment of interests between senior managers and the public shareholders of the corporation. We have paid all cash for the acquisition of certain brokerages, and may pay an all cash purchase price for brokerages in the future. As of September 30, 2005, senior managers of the company and its hubs owned approximately 1.8 million shares, or 5.8%, of total shares outstanding, while all employees as a group held approximately 6.2 million shares, or 20.1% of total shares outstanding.
We have acquired 108 brokerages in Canada and the United States, with substantially all of our large acquisitions over the past five years focused in the United States. Accordingly, U.S. revenue has grown to 68% of our total in the third quarter 2005 from 25% in the third quarter 2000, reflecting primarily acquisition growth but also organic growth. Organic growth, a non-GAAP measure, is similar to the same-store-sales calculation used by retailers. It includes revenue growth from operations included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.
During the third quarter 2005, we adopted a formal plan of disposition related to certain unprofitable U.S. operations. We expect to sell these operations in the next six months. Net earnings for these operations are included in our Consolidated Statements of Earnings under “net loss from discontinued operations.” Revenue and net loss from discontinued operations was $1.4 million and ($0.4) million for the three months ended September 30, 2005, respectively, and $2.9 million and ($0.1) million for the three months ended September 30, 2004, respectively.

24 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

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
For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums usually yield reduced commissions, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. During the first nine months 2005, we started to see modest evidence of insurance buyers increasing coverage levels as a result of the softening of insurance rates. In addition, the economic environment could lead to higher or lower sales and employee headcounts at client companies, leading in turn to increased or reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.
Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provided approximately 94% of our revenue in the third quarter 2005 compared to 95% in the third quarter 2004. In addition to “core” commissions, the company derives revenue from:

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
Results of Operations
Three months ended September 30, 2005 compared with three months ended September 30, 2004
Revenue
We reported a 7% increase in revenue to $98.3 million in the third quarter 2005, as a result of 5% organic growth, which includes the strengthening of the Canadian dollar in 2005 compared to the U.S. dollar, as well as acquisitions.

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 25

The table below shows a breakdown of our revenue by segment and type for the three months ended September 30, 2005 including organic growth:

	Revenue				Adjustment
					for
(in thousands of U.S. dollars,			Total Net	Total Net	(Acquisitions)	Organic	Organic
except percentages)	2005	2004	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$92,560	$87,524	$5,036	6%	$(1,401)	$3,635	4%
Contingent
Commissions and Volume Overrides	2,391	1,866	525	28%	—	525	28%
Other Income	3,332	2,636	696	26%	(55)	641	24%

Total	$98,283	$92,026	$6,257	7%	$(1,456)	$4,801	5%

U.S.
Commission Income	$62,672	$59,913	$2,759	5%	$(1,805)	$954	2%
Contingent
Commissions and Volume Overrides	1,952	1,606	346	22%	—	346	22%
Other Income	2,623	2,100	523	25%	(55)	468	22%

Total	$67,247	$63,619	$3,628	6%	$(1,860)	$1,768	3%

Canada
Commission Income	$29,888	$27,611	$2,277	8%	$404	$2,681	10%
Contingent
Commissions and Volume Overrides	439	260	179	69%	—	179	69%
Other Income	709	536	173	32%	—	173	32%

Total	$31,036	$28,407	$2,629	9%	$404	$3,033	11%

Of the $6.3 million in new revenue we reported, $4.8 million, or 77%, resulted from organic growth while $1.5 million, or 23%, reflected growth through acquisitions net of dispositions. By comparison, acquired brokerages added $28.8 million, or 95%, of third quarter 2004 sales growth, while organic growth contributed $1.4 million, or 5%, of our revenue increases. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the third quarter 2005, the strengthening of the Canadian dollar versus the U.S. dollar contributed 3 percentage points of our 5% organic growth rate in revenue.
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the third quarter 2005 and 2004 results included a number of factors that can complicate any efforts at direct comparisons. To increase investor understanding the following chart shows the net earnings and diluted earnings per share impact that specific items would have had if they had not occurred.

	2005		2004
(in thousands of U.S. dollars,
except per share amounts)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS

Reported results from continuing operations (GAAP) for the three months ended September 30	$(320)	$(0.01)	$1,212	$0.04
Impact of foreign exchange	$(252)	$(0.01)	$(388)	$(0.01)
Impact of severance costs	$1,004	$0.03	$—	$—
Impact of compensation for Talbot earnout	$7,576	$0.25	$6,889	$0.21
Impact of loss on foreign exchange forward contract	354	$0.01	$—	$—
Impact of gain on dispositions of assets of certain brokerages	$—	$—	$(605)	$(0.02)

26 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

Severance costs relate to a specific cost reduction program that was implemented during the third quarter 2005, in an effort to reduce compensation expense to targeted levels. These severance costs were in addition to regular recurring severance costs which we may incur during the ordinary course of business. The compensation for the Talbot earnout increased $0.7 million compared to 2004, because of higher estimated earnings. See “Contractual Obligations — Acquisitions.”
Changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local currency results as an indicator of underlying operations. In the third quarter 2005 and 2004, the strength of the Canadian dollar versus the U.S. dollar had a very little impact on our net earnings and diluted earnings per share. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”
           U.S. Results
U.S. revenue grew 6% to $67.2 million, or 68% of consolidated revenue, in the third quarter 2005 due to both to organic growth and acquisitions. Organic growth provided $1.8 million, or 49% of revenue growth while acquisitions net of dispositions added $1.9 million to revenue, or 51% of the increase. Our U.S. operations posted an organic growth rate of 3% in the third quarter 2005, an increase from negative 3% in the third quarter 2004. Core commission income increased 5% of which 2% was organic.
           Canadian Results
Canadian revenue grew 9% to $31.0 million, or 32% of consolidated revenue, in the third quarter 2005, primarily as a result of organic growth as well as a strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 11%, of which 9 percentage points reflected a stronger Canadian dollar. Dispositions lowered revenue by $0.6 million while acquisitions added $0.2 million, for a net decrease of $0.4 million.
Compensation Expense
Employee cash compensation expense for the third quarter 2005 increased 5% to $58.5 million from $55.5 million. As a percentage of revenue employee cash compensation, excluding severance costs discussed above, decreased to 58% from 60%. The increase in the compensation for the Talbot earnout is due to higher estimated earnings for the former Talbot operation. Compensation for the Talbot earnout includes a cash and a non-cash stock based component as set out in the table below. The first Talbot earnout payment in the amount of $16.4 million was paid in cash on September 1, 2005. Management expects future payments to be made in common shares although future payments with respect to the earnout may be made in cash or common shares depending on circumstances at the time.

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 27

Compensation Comparison
For the three months ended September 30, 2005 and 2004
(in thousands of U.S. dollars, except percentages)

				% of
				Revenue

	2005	2004	% Change	2005	2004

Employee cash compensation	$58,518	$55,493	5%	60%	60%
Less: severance costs	(1,568)	—	—	(2)%	—

Cash compensation excluding severance	56,950	55,493	3%	58%	60%

Compensation for Talbot earnout — cash	3,287	3,178	3%	3%	3%
Compensation for Talbot earnout — non-cash stock based	4,289	3,711	16%	4%	4%

Total compensation for Talbot earnout	7,576	6,889	10%	7%	7%

Other non-cash stock based compensation	1,565	1,457	7%	2%	2%

Total	$66,091	$63,839	4%	67%	69%

Our non-cash stock based compensation includes stock options and restricted share units. Our policy is to expense the fair value of non-cash stock based compensation over the period in which entitlement to the compensation vests. The amount of expense recognized in each year related to stock options will also vary with respect to exercise and forfeiture of options.
Total other non-cash stock based compensation for the three months ended September 30, 2005 and 2004 is comprised of the following:

(in thousands of U.S. dollars)	2005	2004

Stock options granted June 2002	$(8)	$470
Stock options granted February 2003	91	99
Stock based compensation granted for 2003 bonuses	758	529
Restricted share units	722	359
Common shares for acquisitions	2	—

Total other non-cash stock based compensation	$1,565	$1,457

Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 8% to $20.4 million in the third quarter 2005 as compared to 2004. As a percentage of revenue, selling, occupancy and administration expense increased to 21%, versus 20% in the third quarter 2004. This increase was due primarily to timing of certain expenses.
Depreciation
Depreciation remained consistent at 2% of revenue in the third quarter 2005 and 2004.
Interest Expense
Interest expense increased 19% to $2.7 million in the third quarter 2005, as compared to 2004, primarily as a result of higher interest rates in 2005.

28 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

Intangible Asset Amortization
Intangible asset amortization increased 3% to $2.0 million in the third quarter 2005 as compared to the third quarter 2004, primarily as a result of 2005 acquisitions.
Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets
The third quarter 2005 included gains of $0.2 million on the sale of investments and assets of certain brokerages compared with a gain of $1.0 million on the sale of assets of certain brokerages in the third quarter 2004.
Loss on Foreign Exchange Forward Contract
In anticipation of funding an acquisition we entered into a foreign exchange forward contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate at the date of conversion generated a foreign exchange loss of $0.6 million, or $0.4 million after tax, and reduced diluted earnings per share for the quarter by $0.01.
Provision for Income Tax Expense
Our effective tax rate increased in the third quarter 2005 to 110% from 71% in the third quarter 2004, due primarily to increased compensation expense related to the acquisition of Talbot which is not deductible for tax purposes. Excluding the Talbot compensation, the effective tax rate for third quarter 2005 was 32% compared to 27% for the third quarter 2004. The prior year rate of 27% was lower as a result of adjustments made to recognize the tax benefit of certain loss carryforwards.
Net Loss and Diluted Loss per Share from Discontinued Operations
During the third quarter 2005, we adopted a formal plan of disposition related to certain unprofitable U.S. operations. We expect to complete a sale of these operations within six months. Results for discontinued operations have been removed from continuing operations for the third quarter 2005 and 2004 and reflected on our Consolidated Statements of Earnings as “net loss from discontinued operations.” Net loss and diluted loss per share from discontinued operations was $(0.4) million and $(0.01) per diluted share for the quarter ended September 30, 2005, respectively, and $(0.1) million and NIL per diluted share for the quarter ended September 30, 2004, respectively.
Net Earnings and Diluted Earnings Per Share from Continuing Operations
Our net earnings from continuing operations decreased 126% to a net loss of $(0.3) million primarily as a result of higher compensation related to Talbot and severance costs as discussed above. Diluted earnings (loss) per share from continuing operations was $(0.01) per diluted share compared to $0.04 per diluted share for the third quarter ended 2005 and 2004, respectively.
As reflected on the table on page 26 net earnings decreased $1.0 million or $0.03 per diluted share due to the impact of severance costs and decreased $7.6 million or $0.25 per diluted share due to the impact of compensation for the Talbot earnout.
Results of Operations
Nine months ended September 30, 2005 compared with nine months ended September 30, 2004
Revenue
Revenue growth for the first nine months 2005 was significantly effected by the acquisition of Talbot in 2004. Total acquisition revenue for the nine months 2005 was $57.8 million of which Talbot accounted for $50.7 million. This acquisition revenue was offset by $4.7 million of revenue attributable to operations sold during the previous twelve months. As a result of these acquisitions and 7% organic growth, which includes the strengthening of the Canadian

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 29

dollar in 2005 compared to the U.S. dollar, we reported a 30% increase in revenue to $328.5 million in the first nine months 2005.
The table below shows a breakdown of our revenue by segment and type for the nine months ended September 30, 2005 including organic growth:

	Revenue

	First Nine months				Adjustment
					for
(in thousands of U.S. dollars,			Total Net	Total Net	(Acquisitions)	Organic	Organic
except percentages)	2005	2004	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$283,271	$226,032	$57,239	25%	$(46,528)	$10,711	5%
Contingent
Commissions and Volume Overrides	35,794	19,940	15,854	80%	(9,537)	6,317	32%
Other Income	9,413	7,634	1,779	23%	(444)	1,335	17%

Total	$328,478	$253,606	$74,872	30%	$(56,509)	$18,363	7%

U.S.
Commission Income	$194,889	$143,767	$51,122	36%	$(49,453)	$1,669	1%
Contingent
Commissions and Volume Overrides	26,369	13,437	12,932	96%	(9,859)	3,073	23%
Other Income	7,521	5,940	1,581	27%	(515)	1,066	18%

Total	$228,779	$163,144	$65,635	40%	$(59,827)	$5,808	4%

Canada
Commission Income	$88,382	$82,265	$6,117	7%	$2,925	$9,042	11%
Contingent
Commissions and Volume Overrides	9,425	6,503	2,922	45%	322	3,244	50%
Other Income	1,892	1,694	198	12%	71	269	16%

Total	$99,699	$90,462	$9,237	10%	$3,318	$12,555	14%

Of the $74.9 million in new revenue we reported, $56.5 million, or 75%, reflected growth through acquisitions net of dispositions, while $18.4 million, or 25%, resulted from organic growth. By comparison, acquired brokerages added $34.3 million, or 70%, of the first nine months 2004 sales growth, while organic growth contributed $14.5 million, or 30%, of our revenue increases in the first nine months 2004. Organic growth figures for both revenue and earnings include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the third quarter 2005, the strengthening of the Canadian dollar versus the U.S. dollar contributed 3 percentage points of our 7% organic growth rate in revenue.
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, the first nine months 2005 and 2004 results included a number of factors that can complicate any efforts at direct comparisons. To increase investor understanding the following chart shows the net earnings and diluted earnings per share impact that specific items would have had if they had not occurred.

30 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

	2005		2004
(in thousands of U.S. dollars,
except per share amounts)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS

Reported results from continuing operations (GAAP) for the nine months ended September 30	$20,143	$0.59	$22,426	$0.68
Impact of foreign exchange	$(1,341)	$(0.04)	$(1,473)	$(0.04)
Impact of severance costs	$1,004	$0.03	$—	$—
Impact of compensation for Talbot earnout	$23,491	$0.64	$6,889	$0.20
Impact of loss on foreign exchange forward contract	$354	$0.01	$—	$—
Impact of gain on forgiveness of debt	$(2,925)	$(0.08)	$—	$—
Impact of gain on disposition of assets of certain brokerages	$(1,914)	$(0.05)	$(1,019)	$(0.03)
Impact of write-off of trademarks	$—	$—	$1,656	$0.05
In the first nine months 2005, the compensation related to the Talbot acquisition increased $16.6 million to $23.5 million from $6.9 million in the same period 2004, due to 2005 reflecting nine months of expense whereas 2004 only reflected three months of expense as this acquisition was made July 1, 2004. See “Contractual Obligations — Acquisitions.” Severance costs after tax, were $1.0 million as discussed in the quarter. In addition, we benefited from the gain on forgiveness of debt of $2.9 million, after tax, as part of a settlement of an early payment of a term loan. Included in the first nine months of 2004, was the write-off of trademarks of $1.7 million after tax associated with the name change. We further benefited from the gain on disposition of assets of certain brokerages of $1.9 million, after tax, as compared to a gain of $1.0 million in the first nine months 2004.
Gains and losses on disposal of assets are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Similarly, changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local-currency results as an indicator of underlying operations. In the first nine months 2005, the strength of the Canadian dollar versus the U.S. dollar had the same impact on our net earnings and diluted earnings per share. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”
           U.S. Results
U.S. revenue grew 40% to $228.8 million, or 70% of consolidated revenue, in the first nine months 2005 due to both acquisitions and organic growth. Acquisitions net of dispositions added $59.8 million to revenue or 91% of the increase while organic growth provided $5.8 million or 9% of revenue growth. Our U.S. operations posted an organic growth rate of 4% in the first nine months 2005, an increase of 100% from 2004, primarily due to an increase in contingent commissions and volume overrides. Core commission income increased 36% while contingent commissions and volume overrides grew 96%.
           Canadian Results
Canadian revenue grew 10% to $99.7 million, or 30% of consolidated revenue, in the first nine months of 2005 as a result of organic growth and strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 14% of which 9 percentage points reflected a stronger Canadian dollar. Dispositions net of acquisitions lowered revenue by $3.3 million reflecting the sale of certain assets and revenue acquired in prior years. In addition, Canadian operations benefited from an increase in contingent commissions and volume overrides, which grew 45% in the first nine months 2005, versus the first nine months 2004.

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 31

Compensation Expense
Employee cash compensation expense for the first nine months 2005 increased 31% to $181.2 million from $138.2 million. Excluding severance costs related to the third quarter 2005 of $1.6 million, the increase was 30%. As a percentage of revenue, employee cash compensation expense, excluding severance, remained flat from a year earlier. The increase in the compensation for the Talbot earnout is due to 2005 reflecting nine months of expense whereas 2004 only reflects three months of expense as the Talbot acquisition was made July 1, 2004.
Compensation Comparison
For the nine months ended September 30, 2005 and 2004
(in thousands of U.S. dollars, except percentages)

				% of
				Revenue

	2005	2004	% Change	2005	2004

Employee cash compensation	$181,246	$138,244	31%	55%	55%
Less: severance costs	(1,568)	—	—	—	—

Cash compensation excluding severance	179,678	138,244	30%	55%	55%

Compensation for Talbot earnout — cash	9,800	3,178	208%	3%	1%
Compensation for Talbot earnout — non-cash stock based	13,691	3,711	269%	4%	1%

Total compensation for Talbot earnout	23,491	6,889	241%	7%	2%

Other non-cash stock based compensation	5,300	4,772	11%	1%	2%

Total	$208,469	$149,905	39%	63%	59%

Our other non-cash stock based compensation includes stock options and restricted share units. Our policy is to expense the fair value of non-cash stock based compensation over the period in which entitlement to the compensation vests. The amount of expense is recognized in each quarter related to stock options will also vary with respect to exercise and forfeiture of options.
Total other non-cash stock based compensation for the nine months ended September 30, 2005 and 2004 is comprised of the following:

(in thousands of U.S. dollars)	2005	2004

Stock options granted June 2002	$843	$1,471
Stock options granted February 2003	281	329
Stock based compensation granted for 2003 bonuses	2,272	1,796
Restricted share units	1,885	1,176
Common shares for acquisitions	19	—

Total other non-cash stock based compensation	$5,300	$4,772

Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 19% to $60.3 million in the first nine months 2005 as compared to 2004. As a percentage of revenue, selling, occupancy and administration expense decreased to 18% versus 20% in the first nine months 2004. This decrease was primarily due to controlling fixed costs as revenue increased.

32 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

Depreciation
Depreciation remained consistent at 2% of revenue in the first nine months 2005 and 2004.
Interest Expense
Interest expense increased 36% to $7.6 million from $5.6 million in the first nine months 2005, primarily as a result of higher debt levels and higher interest rates in 2005.
Intangible Asset Amortization
Intangible asset amortization increased 56% to $5.7 million in the first nine months 2005 as compared to the first nine months 2004 as a result of acquisitions primarily Talbot.
Loss on Foreign Exchange Forward Contract
In anticipation of funding an acquisition we entered into a foreign exchange forward contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate at the date of conversion generated a foreign exchange loss of $0.6 million, or $0.4 million after tax, and reduced diluted earnings per share for the nine months ended September 30, 2005 by $0.01.
Gain on Forgiveness of Debt
During the first nine months 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for the first nine months 2005 being reduced to zero.
Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets
During the first nine months 2005, we sold investments and assets of certain insurance brokerages in Canada resulting in a gain of $2.7 million as compared to $1.5 million in 2004.
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
Provision for Income Tax Expense
Our effective tax rate increased in the first nine months 2005 to 55% compared to 40% for the same prior year period. This increase in the effective tax rate is due primarily to increased compensation related to the acquisition of Talbot which is not deductible for tax purposes. Excluding the compensation for the Talbot earnout, the effective tax rate for the first nine months 2005 and 2004 was 36% and 34%, respectively.
Net Loss and Diluted Loss per Share from Discontinued Operations
During the third quarter 2005, we adopted a formal plan of disposition related to certain unprofitable U.S. operations. We expect to complete a sale of these operations within six months. Results for discontinued operations have been removed from continuing operations for the nine months ended September 30, 2005 and 2004 and reflected on our Consolidated Statements of Earnings, as “net loss from discontinued operations.” Net loss

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 33

and diluted loss per share from discontinued operations was $0.1 million and NIL for both the nine month periods ended September 30, 2005 and 2004, respectively.
Net Earnings and Earnings Per Share from Continuing Operations
Our net earnings from continuing operations decreased 10% to $20.1 million primarily as a result of higher compensation related to Talbot and severance costs as discussed above. Diluted earnings per share from continuing operations was $0.59 per diluted share compared to $0.68 per diluted share for the nine months ended September 30, 2005 and 2004, respectively.
As reflected on the table on page 31 net earnings decreased $1.0 million or $0.03 per diluted share due to the impact of severance costs and decreased $23.5 million or $0.64 per diluted share due to the impact of compensation for the Talbot earnout.
Cash Flow, Liquidity and Capital Resources
As of September 30, 2005, we had cash and cash equivalents of $122.4 million, an increase of 25% from $98.2 million as of December 31, 2004. Operating activities generated $36.4 million of cash in the nine months ended September 30, 2005 compared to $30.9 million in the nine months ended September 30, 2004. The amount of cash provided by operating activities is affected by net earnings for the period, non-cash income and expenses, the change in trust cash, the collection of accounts and other receivables and the payment of accounts payable and accrued liabilities. In the nine months ended September 30, 2005, $13.1 million of cash was used in investing activities, primarily from the acquisition of subsidiaries compared to $88.8 million used in the nine months ended September 30, 2004. Also in the nine months ended September 30, 2005, $0.7 million of cash was used for financing activities, including a $10.0 million advance on our revolving line of credit, compared to $52.7 million generated in the nine months ended September 30, 2004. This $10.0 million advance was used to temporarily finance an acquisition and was repaid subsequent to September 30, 2005. In the nine months ended September 30, 2005, the effect of exchange rate changes on cash and cash equivalents was an increase of $1.7 million compared to an increase of $1.2 million in the nine months ended September 30, 2004. Net debt, defined as long-term debt ($149.9 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $122.4 million) as of September 30, 2005, was $62.5 million compared with $88.6 million as of December 31, 2004.
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
In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 3.86% and 2.40% at September 30, 2005 and December 31, 2004, respectively. The facility is available on a revolving basis for one year. In April 2005 we successfully renewed this loan with terms identical to the existing loan. The new loan expires on April 19, 2006. However, if the revolving period is not extended, we may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate which was 3.61% at September 30, 2005. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $75 million at September 29, 2005 and $65 million at December 31, 2004. As of September 30, 2005, we were in compliance with all financial covenants governing this facility.

34 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

(2)	Demand U.S. dollar base rate loan — We have an undrawn $10.3 million facility which bears interest at the bank’s U.S. base rate, which was 7.25% and 5.75% at September 30, 2005 and December 31, 2004, respectively, plus 50 basis points. Borrowings under this facility are repayable on demand.
As of September 30, 2005 we had outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3.3 million due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11 million due annually, June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes which were capitalized and are being amortized to expense over the term of the notes. As of September 30, 2005 we were in compliance with all financial covenants governing the senior notes.
On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate resulting in a savings of approximately 0.06% and 2.25% for the three months ended September 30, 2005 and 2004, respectively and 0.76% and 3.32% for the nine months ended September 30, 2005 and 2004, respectively. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at September 30, 2005, we estimate the fair value of the swap to be $3.5 million, which is not recognized in our financial statements. Accordingly, $3.5 million is the estimated amount that we would need to pay to terminate the swap as of September 30, 2005.
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
In addition to these primary credit sources, we ended September 30, 2005 with $9.6 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2005 through 2011. Of the outstanding subsidiary debt, $4.8 million is secured by liens on certain assets of our subsidiaries.
Also at September 30, 2005, we had outstanding $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax Financial Holdings Limited (the “Fairfax notes”). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. Beginning June 28, 2006, we may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of our common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 32% of our total outstanding common shares as of September 30, 2005, versus the 26% of outstanding shares which it held on that date. Based on the current price of our common shares, it is more likely than not, that the Fairfax notes will be converted into our common shares.
At September 30, 2005, our cash position of $122.4 million included approximately $78.0 million available for acquisitions. This amount combined with available lines of credit leaves us with a total amount of $88.3 million available for acquisitions compared to the $61.1 million available at December 31, 2004. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use common shares as consideration for approximately 30%-70% of the

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 35

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
Our debt to capitalization ratio (defined as debt as a percentage of debt and shareholders’ equity) decreased to 31% at September 30, 2005, compared with 33% at December 31, 2004. If all lines of credit and other loan facilities were fully utilized by the company at September 30, 2005 our ratio of debt to capitalization would have been 32%, which is below the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than 45%. As of September 30, 2005, we were in compliance with the financial covenants under all of our debt instruments.
Contractual Obligations
The table below summarizes our contractual obligations as of September 30, 2005:

Payments due by period		Less than	1-3	4-5	After
(in thousands of U.S. dollars)	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$149,637	$14,527	$7,856	$94,254	$33,000
Subordinated convertible debentures	35,000	—	35,000	—	—
Interest on long-term debt	32,094	7,433	14,598	6,937	3,126
Capital lease obligations	254	252	2	—	—
Operating lease obligations	83,321	16,103	26,290	19,577	21,351
Executive share purchase plan loans	256	—	256	—	—

Total	$300,562	$38,315	$84,002	$120,768	$57,477

Acquisitions
On July 1, 2004, we purchased all of the common shares of Satellite Acquisition Corporation (“Satellite”) a corporation formed by senior management at Talbot Financial Corporation (“Talbot”). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. We will purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted Hub common shares or cash. The first payment of $16.4 million, was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The remaining payments will be made on March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2005 and 2006, respectively. The contingent payment to Talbot management is recorded by us as a charge to earnings over the period in which the payments are earned. We estimate that the aggregate value of compensation which will be recognized under this arrangement will be $52 – $55 million, of which $7.6 million and $23.5 million were recognized in the three months and nine months ended September 30, 2005, respectively, and $37.9 million has been recognized in total from the date of acquisition through September 30, 2005 as an expense with an offsetting credit to accounts payable and accrued liabilities.
In connection with other various acquisitions completed through September 30, 2005, we may be obligated to pay contingent consideration up to a maximum sum of approximately $9.2 million in cash and $4.5 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through July 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is

36 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

resolved. In connection with contingent consideration earned as at September 30, 2005, the financial statements reflect a liability to pay cash of $2.4 million.
Other
As previously disclosed, the insurance brokerage industry in general and certain of our subsidiaries in particular are the subject of ongoing investigations by state Attorneys General and insurance regulators regarding contingent commissions and other practices. As also previously reported, various class actions have been filed with respect to such matters. We have not recorded a liability at September 30, 2005 related to these matters.
In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $4.0 million and $4.3 million as of September 30, 2005 and December 31, 2004, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 395,000 and 431,000 of our common shares as of September 30, 2005 and December 31, 2004, respectively, which have a market value of $8.9 million and $7.9 million as of September 30, 2005 and December 31, 2004, respectively. Interest on the loans in the amount of $144,000 and $141,000 for the nine months ended September 30, 2005 and 2004, respectively, was paid by us and is included in cash compensation expense. In the ordinary course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.
Shareholders’ equity
Restricted share units. During the first quarter 2005, 226,000 restricted share units were granted to our Executive Management Team (“EMT”). In addition 25,000 restricted share units were granted in relation to employment agreements entered into with other non-EMT employees. No restricted share units were granted during the second quarter 2005. In the third quarter 2005, 12,000 restricted share units were granted in connection with an acquisition.
Share repurchases. During the nine months ended September 30, 2005, we repurchased 160,608 common shares from a private related party in exchange for an equal number of our common shares.
Shares reserved for issuance. As of September 30, 2005, 3.6 million common shares were reserved for issuance under our equity incentive plan. As of September 30, 2005, 328,000 common shares remain available for grant under the Equity Incentive Plan.

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 37

Shareholders’ equity as of September 30, 2005 is comprised of the following:

			Cumulative
	Share	Contributed	Translation	Retained
(in thousands of U.S. dollars)	Capital	Surplus	Account	Earnings	Total

Balance, December 31, 2004	$259,617	$12,681	$26,983	$82,502	$381,783

Non-cash stock based compensation	—	5,207	—	—	5,207
Shares issued, net of cancellation	2,230	(1,523)	—	—	707
Shares issued for contingent consideration	1,865	—	—	—	1,865
Stock options exercised	2,569	—	—	—	2,569
Restricted share units released	667	—	—	—	667
Executive share purchase plan shares, net of cancellation	202	—	—	—	202
Other		(535)	—	—	(535)
Translation of self-sustaining foreign operations	—	—	4,417	—	4,417
Translation of debt financing of self-sustaining foreign operations	—	—	(14)	—	(14)
Net earnings	—	—	—	20,007	20,007
Dividends paid	—	—	—	(5,531)	(5,531)

	7,533	(3,149)	4,403	14,476	29,561

Balance, September 30, 2005	$267,150	$15,830	$31,386	$96,978	$411,344

Market Risk
Interest rate risk
We are exposed to interest rate risk in connection with our $75 million revolving U.S. dollar LIBOR loan and senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes into floating rate payments. As a result, each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of September 30, 2005 will result in a decrease of approximately $0.9 million in our annual earnings.
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
The Canadian dollar is subject to volatility and has experienced significant changes in its value compared to the U.S. dollar during 2001 through 2004. At September 30, 2005 and 2004 one U.S. dollar equaled $1.1611 and $1.2639 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and cumulative translation account for the three months ended September 30, 2005 and 2004.

(in millions of U.S. dollars)	2005		2004

Revenue	+/- $	0.4	+/- $	0.4
Net earnings	+/- $	0.0	+/- $	0.1
Cumulative translation account	+/- $	1.8	+/- $	0.6

38 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

The increasing proportion of our revenue derived from our U.S. operations and earned in U.S. dollars has, in part, offset the potential risk of a decline in the Canadian dollar. We expect that the proportion of revenue earned in U.S. dollars will continue to increase, further mitigating our foreign currency exchange sensitivity.
Goodwill and Other Intangible Assets
Intangible assets arising from acquisitions consist of the following:

	September 30,	December 31,
(in thousands of U.S. dollars)	2005	2004

Customer relationships	$101,163	$95,982
Non-competition covenants	4,269	4,110
Goodwill	414,078	394,063
Accumulated amortization	(34,877)	(28,637)

Total	$484,633	$465,518

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
Customer relationships are amortized on a straight-line basis over their estimated useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life of the covenant. During the first quarter 2004 certain of our subsidiaries changed their names and as a result we recognized a non-cash loss on the write-off of trademarks of $2.6 million before tax. For the three months and nine months ended September 30, 2005 and 2004, our amortization has been comprised of the following:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

(in thousands of U.S. dollars)	2005	2004	2005	2004

Customer relationships	$1,916	$1,843	$5,507	$3,499
Non-competition covenants	45	58	150	118

Total	$1,961	$1,901	$5,657	$3,617

We estimate that our amortization charges for intangible assets for 2005 through 2009 for all acquisitions consummated through September 30, 2005 will be:

Year ended December 31,
(in thousands of U.S. dollars)	2005	2006	2007	2008	2009

Customer relationships	$7,699	$7,838	$7,839	$7,839	$7,839
Non-competition covenants	131	109	87	1	1

Total	$7,830	$7,947	$7,926	$7,840	$7,840

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 39

Related Party Transactions
We had transactions with, and recorded revenue from, the following related parties:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,

	2005	2004	2005	2004

Northbridge Financial Corporation	$4,640	$4,953	$16,579	$15,904
Crum & Forster Holdings, Inc.	159	84	624	443
Fairfax Inc.	213	463	2	3,053

	5,012	5,500	17,205	19,400
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,455	1,066	4,362	1,297

	$6,467	$6,566	$21,567	$20,697

We had accounts receivable and accounts payable balances with the above related parties in the amounts of $8.0 million and $10.3 million, respectively, at September 30, 2005 and $4.6 million and $17.8 million, respectively, at December 31, 2004. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of our common shares as of September 30, 2005. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub, and Michael Sabanos, Chief Financial Officer of HUB International Northeast Limited (“HUB Northeast”). We continue to place insurance with OLIC. The compensation that we earn from the business placed with OLIC and the fees we earn from managing OLIC are substantially the same as if Fairfax continued to own OLIC.
As of September 30, 2005 and December 31, 2004, subordinated convertible debentures of $35.0 million were held by subsidiaries of Fairfax.
During the third quarter of 2005 and 2004, we incurred expenses related to rental of premises from related parties in the amount of $0.7 million and $1.9 million for 2005 and $0.7 million and $1.6 million for the respective periods in 2004. At September 30, 2005 and December 31, 2004, we also had receivables due from related parties in the amount of $2.3 million and $2.6 million, respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of these receivables, as of September 30, 2005 and December 31, 2004, $1.6 million and $1.8 million, respectively, were related to company loans to employees to purchase shares under our executive share purchase plan. As collateral, the employees have pledged 127,000 and 143,000 common shares as of September 30, 2005 and December 31, 2004, respectively, which have a market value of $2.9 million and $2.6 million as of September 30, 2005 and December 31, 2004, respectively.
Off-Balance Sheet Transactions
Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction — which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively to a floating rate resulting in a savings of approximately 0.06% and 2.25% for the third quarter 2005 and 2004, respectively. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $3.5 million, is not recognized in our Canadian GAAP financial statements. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates and record the swap on our U.S. GAAP balance sheet at its fair value. Changes in the fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt. We have no other material off-balance sheet arrangements.

40 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

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
Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2005 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no changes in our internal control over financial reporting during the third quarter 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The insurance industry in general, and certain of our hubs, continue to be the subject of a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to certain contingent commission arrangements between insurance companies and brokers.
As previously reported, HUB Northeast, formerly known as Kaye Insurance Associates, Inc., a subsidiary of Hub, received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. Since August 2004, various other subsidiaries of Hub have received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec. We retained external counsel to assist us in responding to the New York Attorney General’s and other inquiries and, among other things, requested that such external counsel conduct an investigation of HUB Northeast and of our other hubs to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes. Such investigation having been concluded to date, management is unaware of any incidents of falsifying or inflating insurance quotes. State Attorneys General and insurance departments continue their investigations of various industry practices. We continue to review our practices in light of these investigations and resulting charges brought against other brokers.
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

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 41

which the New York Attorney General charged the Marsh & McLennan companies in his suit against them. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred the Opticare case as well as three other class actions in which we are not named to the District of New Jersey. In August, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey (inclusive of the Opticare case and the three federal class actions previously filed in the State of Illinois) and styled In re Insurance Brokerage Antitrust Litigation. The case has now been divided into two cases, one for employee benefits and the other for commercial insurance. A handful of allegations specifically pertaining to Hub have been added, but remain vague. The judge in these actions has permitted limited discovery to take place. Further limited discovery is expected to take place soon. We dispute the allegations made in these lawsuits and intend to vigorously defend these cases.
In January, 2005 we and our affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through our Hub International of Illinois Limited subsidiary and claims that an undisclosed contingent commission was received with respect to its policy. We dispute the allegations of this lawsuit and are vigorously defending this case.
The cost of defending against the lawsuits, and diversion of management’s attention, are significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit or a similar suit could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation and liquidity. We have not recorded a liability at September 30, 2005 related to these matters.
In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 7, 2005 we issued 160,608 common shares to Richard Gulliver, our President and a director, in exchange for an equal number of Hub common shares beneficially owned by Mr. Gulliver, in connection with a reorganization of Mr. Gulliver’s assets, which resulted in the net issuance of NIL shares.
On August 10, 2005, we issued 16,076 common shares to former shareholders of THB Intermediaries, Inc. in connection with our acquisition of the shares of that brokerage. On August 14, 2005, we issued 7,134 common shares to former owners of B. & D.A. Weisburger, Inc. as contingent consideration for contingent obligations payable with the acquisition of that brokerage.
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
Item 5. Other Information
Information Concerning Forward-Looking Statements
This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate, among other things, to our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

42 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005

•	resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance companies;

•	the possibility that the receipt of contingent compensation from insurance companies could be prohibited;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the actual costs of resolution of contingent liabilities; and

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.
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
Dividends
On July 26, 2005 the Board of Directors declared a dividend of $0.06 on our common shares, payable September 30, 2005 for the quarter ended September 30, 2005 to shareholders of record on September 15, 2005.
Item 6. Exhibits
Exhibits

31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

QUARTERLY REPORT SEPTEMBER 30, 2005	HUB INTERNATIONAL LIMITED 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/s/ Dennis J. Pauls

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)
DATE: November 7, 2005

44 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2005