Form 10-K
period 2005-12-31
HUB INTERNATIONAL LTD
filed 2006-03-13
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005 Or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐          No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐          Accelerated Filer ☒          Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant (i.e., other than directors, officers, or holders of more than 5% of the registrant’s common stock although such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant) computed by reference to the closing sales price on the New York Stock Exchange on June 30, 2005 was $405,989,446. The number of shares of the registrant’s common stock issued and outstanding as of March 1, 2006 was 31,123,094.
Documents Incorporated by Reference
Those sections or portions of the registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A (the “2006 Proxy Statement”) involving the election of directors and other matters at the annual and special meeting of shareholders of the registrant to be held on May 4, 2006, are incorporated by reference in Part III of this report.

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

PART I
Item 1. Business
The Company
Hub International Limited is one of the leading insurance brokers in North America, providing a broad array of property and casualty, life and health, employee benefits and risk management products and services. We focus on both commercial and personal accounts in the United States and Canada, which we serve through our approximately 3,300 employees in nearly 200 offices, using a variety of retail and wholesale distribution channels. Since our company was formed in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired an additional 116 brokerages and have established a strong presence in the northeastern, midwestern and western United States and in the Canadian provinces of Ontario, Quebec and British Columbia. We have grown our revenue from $38.7 million in 1998 to $442.6 million in 2005, with 79% of the increase being attributable to acquisitions.
Hub International was formed under the corporate laws of the province of Ontario, Canada in 1998. In 2004 we completed a corporate continuation under the laws of Canada.
Reference in this Annual Report on Form 10-K to “Hub,” the “company,” “we,” “us,” “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated.
We publish our consolidated financial statements in U.S. dollars. All reference in this report to “dollars” or “$” refer to U.S. dollars and all reference to “Canadian dollars” and “C$” refer to Canadian dollars, unless otherwise noted. Except as otherwise indicated, all financial statements and financial data contained in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in Canada, or Canadian GAAP, which differs in certain respects from generally accepted accounting principles in the United States of America, or U.S. GAAP. Please see note 20 to our audited consolidated financial statements for a description of the material differences between Canadian GAAP and U.S. GAAP.
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of our Internet website (http://www.hubinternational.com) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.
Our principal executive office is located at 55 East Jackson Boulevard, Chicago, Illinois 60604. Our telephone number is (877) 402-6601.
Information Concerning Forward-Looking Statements
This Form 10-K includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance companies;

•	the possibility that the receipt of contingent compensation from insurance companies could be prohibited;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 3

•	fluctuations in the premiums charged by insurance companies (with corresponding fluctuations in our premium-based revenue);

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the actual costs of resolution of contingent liabilities; and

•	the passage of new federal, state, provincial or territorial legislation subjecting our business to increased regulation in the jurisdictions in which we operate.
Words that indicate outlook or expectation, such as “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will continue” and similar expressions indicate forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Our Operations
We operate through an organizational structure comprised of our head office, larger regional or specialty brokerages that we call “hub” brokerages and smaller brokerages managed by the regional hubs. Our head office implements the acquisition of hub brokerages and oversees the acquisition of smaller “fold-in” brokerages by the hubs. Our head office also coordinates selling and marketing efforts, identifies cross-selling opportunities among our brokerages and handles certain general administrative functions. Our ten U.S. hubs are HUB California, HUB Gulf South, HUB Financial U.S., HUB Midwest, HUB Mountain States, HUB New England, HUB Northeast, HUB Northwest, HUB Southwest, and THB Intermediaries. Our five hubs in Canada are HUB Ontario, HUB Quebec, HUB TOS, HUB Barton, and Hub Financial/ Hub Capital.
Each hub addresses a specific regional or specialty market, operating with its own management team and structure, business plan and operating benchmarks. Regional hubs are generally larger than $10 million in annual revenue, while a hub that focuses on a specialty product line or market might have a smaller revenue base. Each hub brokerage is responsible for not only the development of its own business, but also the identification, acquisition and integration of smaller, fold-in brokerages. Fold-in acquisitions allow a hub brokerage an opportunity to strengthen its market position by acquiring new or complementary products and services and management talent. Fold-in acquisitions also provide the opportunity for improved profit margins through the reduction or elimination of redundant administrative functions, facilities and systems.
Our structure enables our hub brokerages to more effectively and quickly meet the changing needs of our clients in various markets, while benefiting from the operating efficiencies and leverage of a large brokerage. We seek to operate largely on a decentralized basis, believing that the best operating decisions are made close to the customer. At the same time, we recognize that our growth has created demand for increased coordination by our head office. In 2004, we began investing more in the coordination of additional functions from our head office to enhance cross-selling, international collaboration, marketing efficiencies, total expense management and financial control initiatives. As a general operating objective, we work to centralize those activities that do not touch the customer directly, while adopting a more decentralized approach for functions that connect directly with customers.
Our operations are currently conducted from principal offices located in Albuquerque, Boston, Chicago, Dallas, Denver, Los Angeles, Montreal, New York, Seattle, Toronto and Vancouver.
Our Products and Services
We offer commercial and specialized insurance products and services to businesses, personal insurance products and services to individuals and program products and services to affinity groups and associations. We offer three categories of commercial products and services: property and casualty products, employee benefits and risk

4 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

management services. We offer two categories of personal products and services: property and casualty products and life, health and financial products and services. Within our property and casualty products we offer program products and services which involve development, in collaboration with insurance companies, of baskets of insurance products for members of affinity groups or associations, such as lawyers’ associations, medical associations and other professional groups. Our specialized risk products cover diverse exposures such as environmental, professional liability and directors’ and officers’ liability. THB Intermediaries provides reinsurance brokerage services from offices in New York, Chicago, Dallas and Los Angeles.
Our business is comprised of two geographic segments, the United States and Canada. The mix of products and services we offer in the United States differs from those we offer in Canada. In the United States in 2005, 86% of our commission income was generated from the sale of commercial lines and 14% from personal lines. In Canada in 2005, 61% of our commission income was generated from the sale of commercial lines and 39% from personal lines. Our purchase of a major personal lines insurance broker in 2005 is expected to increase the percentage of U.S. commission income derived from personal lines to approximately 19% in 2006.
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
Strategy
Our growth strategy includes both expansion of our revenue base and increased, consistent returns on revenue and shareholder investment. Among the initiatives that are included in our growth plan are:
Organic growth. Hub’s long-term goal is to achieve and maintain the strongest and most consistent organic growth rates among its peers. Organic growth includes revenue increases from business units owned at least 12 months. This is analogous to the same-store-sales calculation reported by many retailers. To increase our productivity in this area, we address organic growth on an individual producer basis. The chief sales officers in our hubs and at our head office work with individual sales staff to increase long-term revenue growth and retention. Full-time sales training support is provided to individual producers to increase their productivity over time. Hub employs active oversight and management of sales pipelines for individual producers — along with compensation and recognition programs — to increase productivity of our sales effort.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 5

Acquisitions. We have acquired 116 brokerages since our formation in 1998 and we intend to continue utilizing acquisitions to increase our revenue base in terms of geography and product depth. Since our founding, we have expanded our geographic footprint in both Canada and the United States by acquiring and growing larger hub brokerages and smaller fold-ins. As of December 31, 2005, our U.S. presence was strong in the West, Midwest and Northeast, but we have relatively less presence in the Southeast. While we are seeking appropriate acquisition candidates in the Southeast, we have not set any timetable for achieving geographic expansion in that region. Our acquisition strategy is guided more by the culture, fit and talented staff we can acquire than by geography alone. We continue to seek acquisitions, including hub acquisitions, that bring new expertise in specialty product lines. In 2005, for example, we acquired both a reinsurance broker and a large personal lines brokerage, adding product expertise rather than strictly geographic positioning. To increase both the pace and quality of acquisition and integration activities, in 2004 we created an acquisitions team, headed by Hub’s president.
Profitability. While revenue growth and economies of scale can provide improved financial performance on their own, we have undertaken several initiatives to bolster our pursuit of stronger returns for shareholders. Compensation packages for a number of senior managers — both in the field and at our head office — have been refined to increase alignment of compensation with shareholder interests. In addition, we emphasize expanded profitability of incremental revenue. As an example, account retention and expanded product purchases by an existing client tend to have higher margin flow through than new account development. Selective adjustments to staffing levels and careful hiring practices have helped increase revenue per employee, a goal that is also furthered by improved staff productivity. Our profitability goal is to decrease expense, including cash compensation expense, as a percentage of revenue.
Corporate development. Our goals for growth include consistency and stability of performance, fueled by a sustainable growth culture and operating discipline, including leadership development, expanded collaboration across offices, increased efficiency, more opportunity for cross-office transfer or promotion, faster implementation of new operating procedures and increasingly valuable human capital.
Competitive Advantages
Although we compete with a number of large, publicly traded brokerage firms, most of the insurance brokerage industry is made up of smaller, independent brokers that operate on a local or regional basis. We believe we have a number of competitive advantages which will enable us to achieve our objectives in this highly fragmented industry.
Decentralized hub approach. Our decentralized hub approach allows us to react to regional market conditions while still centrally managing the growth and profitability of our business. Our geographic diversity allows us to balance our revenue stream across markets and better insulates us from adverse regional developments. Our hub structure provides us with a ready platform, capable of reacting quickly to smaller brokerage acquisition opportunities, and to assimilate fold-ins once acquired.
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
Benefits of scale. Our scale makes us attractive to smaller brokerages as a potential acquirer, because we can offer increased access to insurance products, stronger operating systems, expanded recognition and other benefits to most targets. In addition, our scale, geographic reach and operational diversity provide insurers with greater incentives to work with us. Enhanced insurer relationships often result in mutual cost savings, collaborative marketing arrangements and product design, exclusive distribution rights for certain territories and products, and, in some cases, expanded authority to price and approve insurance policies on behalf of insurance companies. Hub discloses the nature of compensation received from insurers through written materials provided to our clients and on our website.
Committed and experienced management. Most of the senior managers of our brokerages have over 20 years of experience in the industry and extensive contacts in the insurance brokerage sector, and participate in prominent

6 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

industry associations, brokerage networks and insurance company brokerage councils. Most of management also has significant shareholdings in our company. A significant number of the shares held by management are subject to transfer restrictions. In addition, designated key employees in each brokerage are rewarded for their contribution to our success through a bonus program that incorporates both brokerage and over-all company performance. Members of our executive management team are also awarded bonus compensation conditional on over-all company performance. We believe that these strategies encourage loyalty and align the interests of management with our corporate goals and the interests of our shareholders.
Acquisitions
From 1998 through 2005, we acquired 116 brokerages, of which 40 were in the United States and 76 were in Canada. These acquisitions have increased revenue in the United States to 70% of our total revenue in 2005 from 0% in 1998.
Our senior management is responsible for identifying and negotiating the acquisition of hub brokerages that are strategically suited to our growth strategy. Often we are familiar with the owners and management of the acquisition target before we initiate discussions. Fold-ins and some of the hub brokerages we acquire are owner operated. We perform extensive due diligence on potential targets and we determine what the budget of the acquired brokerage, including payroll and other adjustments, will be prior to completing the acquisition.
We anticipate that we will selectively acquire more hub brokerages in geographic regions where we currently have a limited presence, most notably the southeastern United States. When seeking a new hub, we look for the following attributes:

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
The retention of existing management at the hub brokerages we acquire is important to the successful integration and subsequent operation of our larger brokerages. We have in the past encouraged, and may continue in the future to encourage, existing management to stay with the acquired hub brokerage by using our common shares to pay a portion of the acquisition price. The shares the owners/management receive typically are subject to transfer restrictions of at least three years. We also utilize our equity incentive plan to grant restricted share units (in lieu of cash compensation or in consideration of non-competition covenants) which have vesting, exercise and transfer restrictions that are designed to encourage the long-term commitment of management to our company.
Distribution Channels
We utilize retail, wholesale and call-center distribution channels, and have the ability to employ these distribution channels for specific market segments. Our brokerages use one or a combination of the following different distribution channels:

•	Retail sales and service centers that provide a broad range of property and casualty insurance, life and health insurance, risk management and financial services from traditional office locations leased by our brokerages in local communities;

•	Retail call-centers that provide sales and services by telephone to individuals or members of employee groups, associations, affinity groups and specific communities. We operate call-centers in Chicago and Chilliwack, British Columbia;

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 7

•	Wholesale life and financial services centers, known as managing general agents, provide life, financial and investment products and expertise to independent agents on a wholesale basis from our locations in Vancouver, Calgary, Montreal and Toronto.

•	Wholesale property and casualty insurance centers provide products, international risk solutions, captive management programs and specialty lines in part to our own retail brokerages, but primarily to independent brokers and corporations in North America and internationally from our locations in New York, Toronto, Montreal and Vancouver.
In addition, we are a member of the Worldwide Broker Network, a consortium of international brokerages, which we can access to service clients resident in the United States or Canada who require insurance internationally.
Competition
We compete for clients in both the United States and in Canada on the basis of reputation, client service, program and product offerings and the ability to tailor our products and risk management services to the specific needs of a client. We believe that we are in a favorable competitive position in most of the meaningful aspects of our business because of our local market presence, broad array of products and services, diversity of distribution channels, industry focus and expertise, and management experience.
Like some of our competitors, we focus a substantial portion of our sales efforts on middle-market commercial accounts. We believe that the most likely source of competition for us in the United States will be other brokerages who pursue an acquisition or consolidation strategy similar to ours as well as other large regional brokerages. We believe that our primary competitors in Canada are local retail brokers and other large regional brokerages.
The insurance brokerage industry is highly competitive as it relates to acquisitions. We face several sources of competition including other brokerages, insurance companies, banks and other financial services companies. Consolidation among insurance brokers has been prominent for several years. This consolidation has been led by publicly traded corporations, that consolidate small to medium size independent brokerages with a view to strengthening their competitive position and increasing their market share. In addition to direct competition from insurance companies, other sources of competition exist as banks in Canada continue their efforts to diversify their financial services to include insurance brokerage services (often through the acquisition of established insurance brokerages).
Government Regulation
Licenses
In every state, province and territory in which we do business, the relevant brokerage is required to be licensed or to have received regulatory approval to conduct business. In addition to licensing requirements, most jurisdictions require individuals who engage in brokerage and certain insurance service activities to be licensed personally. In some jurisdictions new laws or regulations require enhanced disclosure of contingent compensation arrangements and other relationships with insurance companies.
Our operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which we operate. Licensing laws and regulations vary from jurisdiction to jurisdiction and are always subject to amendment or interpretation by regulatory authorities. Such authorities generally have the discretion to grant, renew and revoke licenses and approvals.
Privacy
The management and dissemination of information is critical to our business. We gather information from our clients to assess and address their insurance needs. We share information both internally, among our employees, and, where appropriate and permitted, between our brokerages, as well as externally with insurers. We believe we have taken appropriate steps to safeguard our clients’ information. In both the United States and Canada comprehensive privacy laws have been introduced to protect the privacy of individuals from the undisclosed or non-consensual sharing of sensitive information for commercial purposes. As the gathering and use of information is such an integral

8 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

component of our business, we must always be alert for and respond to changes in the information regulatory environment.
Employees
As of December 31, 2005, we employed 3,200 persons on a full-time basis, 2,700 of whom were employed in sales and customer service and 500 of whom were employed in corporate, finance and administration. None of our employees are represented by a labor union and we have never experienced a work stoppage. We believe our relationship with our employees is good.
We have generally entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants who have access to our proprietary information. In addition, each member of executive management of our brokerages is subject to an employment agreement that sets out the terms of his or her employment. These agreements typically include non-solicitation and non-competition covenants, which continue for up to two years after the cessation of employment.
Item 1A. Risk Factors
Risks Related to Our Business
Regulatory investigations and class action lawsuits related to the structure of compensation paid by insurance companies to insurance brokers may result in prohibitions of volume overrides and contingent commissions, affiliate relationships and/or significant fines or judgments that could have a material adverse effect on our financial condition, results of operation and liquidity.
The insurance industry in general, and certain of our hubs, have been the subject of scrutiny by various regulatory bodies, including state attorneys general and the departments of insurance for various states, with respect to certain contingent commission arrangements between insurance companies and brokers.
As previously reported, our subsidiary HUB Northeast (formerly known as Kaye Insurance Associates, Inc.), received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. Since August 2004, various other subsidiaries of Hub have received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec. To date, management is unaware of any incidents of falsifying or inflating insurance quotes or other illegal practices. State attorneys general and insurance departments continue their investigations of various industry practices. We continue to review our practices in light of these investigations and resulting charges brought against other brokers.
We have fully cooperated with the attorney general and department of insurance inquiries. While it is not possible to predict the outcome of these investigations, if contingent compensation agreements were to be restricted or no longer permitted, our financial condition, results of operation and liquidity may be materially adversely affected.
We were first named as a defendant in a federal class action lawsuit in October, 2004. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” A number of substantially similar federal class actions were filed against us and many other defendants. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred these and other class actions in which we were not named to the District of New Jersey. In August 2005 and February 2006, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey and styled In re Insurance Brokerage Antitrust Litigation. Certain of our subsidiaries have been named as additional defendants. The case has now been divided into two cases, one for employee benefits and the other for commercial insurance. A handful of allegations specifically pertaining to Hub have been added, but remain vague. The judge in these actions has permitted limited discovery to take place, which is continuing. We dispute the allegations made in these lawsuits and intend to vigorously defend these cases.
In January, 2005 we and our affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through the

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 9

Chicago office of what is now HUB Midwest and claims that we received an undisclosed contingent commission with respect to its policy. We dispute the allegations of this lawsuit and are vigorously defending this case.
The cost of defending against these lawsuits or others which may be filed, and diversion of management’s attention, are significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation and liquidity. As of December 31, 2005, we have not recorded a liability related to these matters.
In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters which could have a material adverse effect on our consolidated financial position or future results of operations.
Additionally, regulatory investigations regarding the insurance brokerage industry could lead to prohibition of certain relationships, such as our ownership of wholesale brokerages or the placement of business with Old Lyme Insurance Company, Ltd., which is indirectly owned primarily by our employees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.” Any such prohibition could have a material adverse effect on our financial condition, results of operations and liquidity.
Insurance company contingent commissions and volume overrides are less predictable than normal commissions, which impairs our ability to forecast the amount of such revenue that we will receive and may negatively impact our operating results.
We derive a portion of our revenue from contingent commissions and volume overrides. The aggregate of these sources of revenue accounted for approximately 9% of our total revenue in 2005. Contingent commissions may be paid by an insurance company based on the profit it makes on the overall volume of business that we place with it. Volume overrides and contingent commissions are typically calculated in the first or second quarter of the following year by the insurance companies and are paid once calculated. As a result of recent developments in the property and casualty insurance industry, including changes in underwriting criteria due in part to the higher numbers and dollar value of claims as compared to the premiums collected by insurance companies and a series of natural disasters, we cannot predict the payment of this performance-based revenue as accurately as we have been able to in the past. Further, we have no control over the process by which insurance companies estimate their own loss reserves, which affects our ability to forecast contingent commissions. Because these contingent commissions affect our revenue, any decrease in the amount paid to us could adversely affect our results of operations.
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
Our activities in the United States and Canada are subject to regulation and supervision by state, provincial and territorial authorities. Although the scope of regulation and form of supervision by these authorities may vary from jurisdiction to jurisdiction, insurance laws in the United States and Canada are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our ability to conduct our business in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.
Our clients have the right to file complaints with the regulators about our services, and the regulators may investigate and require us to address these complaints. Our failure to satisfy the regulators that we are in compliance with their requirements or the legal requirements governing our activities can result in disciplinary action, fines, reputational damage and financial harm.

10 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

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
Our strategic plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Since our formation in 1998, approximately 79% of our revenue growth has been attributable to acquisitions. However, we may not successfully identify suitable acquisition candidates. Prospective acquisition candidates may not become available or we may not be able to complete an acquisition once negotiations have commenced. We compete for acquisition and expansion opportunities with entities that have substantially greater resources than we do and these entities may be able to outbid us for these acquisition targets. If we fail to execute our acquisition strategy, our revenue growth and ability to remain competitive in our industry are likely to suffer.
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
Since our formation in November 1998 through the merger of 11 insurance brokerages, we have acquired an additional 116 brokerages. Although we conduct due diligence in respect of the business and operations of each of the brokerages we acquire, we may not have identified all material facts concerning these brokerages. For example, on one occasion we discovered a brokerage’s liability for unaccrued corporate taxes only after we had completed the acquisition of the brokerage. Unanticipated events or liabilities relating to these brokerages could have a material adverse effect on our financial condition. Furthermore, once we have integrated an acquired brokerage, it may not achieve levels of revenue, profitability, or productivity comparable to our existing locations, or otherwise perform as expected. Our failure to integrate one or more acquired brokerages so that they achieve our performance goals may have a material adverse effect on our results of operations and financial condition.
If we fail to obtain additional financing for acquisitions, we may be unable to expand our business.
Our acquisition strategy may require us to seek additional financing. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we may not be able to maintain or increase our market share or expand our business through acquisitions. Our ability to obtain additional financing will depend upon a number of factors, many of which are beyond our control. We may not be able to obtain additional satisfactory financing because we already have debt outstanding and because we may not have sufficient cash flow to service or repay our existing or additional debt. For example, as of December 31, 2005, we had $175.3 million of total debt and our two credit

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 11

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
In 2005, we derived approximately 88% of our revenue from commissions paid by insurance companies on the sale of their insurance products to our clients. Our revenue from commissions fluctuates with premiums charged by insurers, as commissions typically are determined as a percentage of premiums. When premiums decline, we experience downward pressure on our revenue and earnings. Historically, property and casualty premiums have been cyclical in nature and have varied widely based on market conditions. Significant reductions in premium rates occurred during the years 1988 through 2000 as a result of expanded underwriting capacity of property and casualty insurance companies and increased competition. In some cases, property and casualty insurance companies lowered commission rates. The years 2001 through 2003 saw premium rates increase. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During the first six months of 2004 Canadian and U.S. markets both softened, although rates for certain types of coverage continued to increase. During the last half of 2004, however, insurance rates began falling at a much more rapid pace than during the first six months of the year. In 2005, in both Canada and the US we saw average declines in premiums in the range of three to five percent. Because we cannot determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenue, including whether it will significantly decline. If premiums decline or commission rates are reduced, our revenue, earnings and cash flow could decline. In addition, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenue.
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
A substantial portion of our total assets are represented by goodwill and other intangible assets as a result of our acquisitions and under accounting standards, we may be required to write down the value of our goodwill and other intangible assets.
When we acquire a brokerage, virtually the entire purchase price for the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of purchase price allocated to goodwill is determined by the excess of the purchase price over the fair market value of identifiable net assets we acquire.
Accounting rules require that we conduct an annual impairment testing of goodwill and indefinite life intangible assets. A deterioration in our operating results, including the loss of a significant client or clients at one of our brokerages, could result in an impairment of goodwill and other indefinite life intangible assets associated with such brokerage, which would cause us to take an impairment to goodwill and other indefinite life intangible assets. Such an impairment could adversely affect our earnings.

12 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

The loss of members of our senior management or a significant number of our brokers could negatively affect our financial plans, growth, marketing and other objectives.
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
The insurance brokerage business is highly competitive and we actively compete with other insurance brokerages for customers, many of which have existing relationships with insurance companies or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance brokers and insurance companies or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced. See “Business — Competition” for a further discussion of the level of competition in our industry.
We face competition in all markets in which we operate, based on product breadth, innovation, quality of service and price. We compete with a number of brokerages who may have greater resources than we do, as well as with numerous internet-based, specialist and regional firms in the United States and Canada. If we are unable to compete effectively against our competitors, we will suffer a loss of market share, decreased revenue and reduced operating margins.
In addition, regulatory changes in the financial services industry in the United States and Canada have permitted banks, securities firms and insurance companies to affiliate, causing rapid consolidation in the insurance industry. Some insurance companies are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers on policies they sell directly. Increasing competition from insurance companies and from within the financial services industry generally could have a negative effect on our operations.
We do business with certain subsidiaries of our largest shareholder and if a conflict of interest were to arise it may not be resolved in our favor and could adversely affect our revenue.
As of December 31, 2005, Fairfax Financial Holdings Limited owned or controlled 26% of our common shares, or 31% if Fairfax was to convert our subordinated convertible debentures it holds. We do business with certain subsidiaries of Fairfax which represented approximately 7% of our revenue in 2005. We expect that this percentage will decrease as we complete more acquisitions in the United States. If a conflict of interest arose between us and Fairfax or one of its subsidiaries, we cannot be assured that this conflict would be resolved in a manner that would favor us. In addition, if Fairfax were to sell our common shares that it owns, it may no longer be as interested in continuing to do business with us which could have a material adverse effect on our revenue and expenses, and such a sale by Fairfax could also negatively impact our share price.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 13

We depend on our information processing systems. Interruption or loss of our information processing systems could have a material adverse effect on our business.
Our ability to provide administrative services depends on our capacity to store, retrieve, process and manage significant databases and expand and upgrade periodically our information processing capabilities. Interruption or loss of our information processing capabilities through loss of stored data, breakdown or malfunctioning of computer equipment and software systems, telecommunications failure, or damage caused by fire, tornadoes, lightning, electrical power outage or other disruption could have a material adverse effect on our business, financial condition and results of operations. Although we have certain disaster recovery procedures in place and insurance to protect against such contingencies, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide services.
Privacy legislation may impede our ability to utilize our customer database as a means to generate new sales.
We intend to utilize our extensive customer databases for marketing and sales purposes, which we believe will enhance our ability to meet our organic growth targets. However, privacy legislation, such as the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996 in the United States and the Personal Information Protection and Electronic Documents Act in Canada, as well as other regulatory changes, may restrict our ability to utilize personal information that we have collected in our normal course of operations to generate new sales. If we become subject to new restrictions, or other regulatory restrictions of which we are not aware, our ability to grow our business may be adversely affected.
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
We depend on timely and accurate reporting of business conditions and financial results from our brokerages to implement and monitor our business plan and determine and report our operating results. We receive end of month reports from each of our brokerages regarding their financial condition and operating results. If an adverse business or financial development occurs at one or more of our brokerages near the beginning of a month, we may not become aware of the occurrence for several weeks which could make it more difficult for us to effectively respond to that development. In addition, if one of our brokerages were to report inaccurate financial information, we might not learn of these inaccuracies for several weeks, if at all, which could adversely affect our ability to determine and report our financial results. For example, on occasion, inconsistent accounting treatment at a brokerage has not been detected until preparation of our quarterly financial statements. We have implemented enterprise reporting software that enables us to extract financial and operating data from our brokerages electronically; however, in the event of a technical or other failure we may be unable to use this software effectively to compile our financial data or to prevent inconsistent reporting of financial information.

14 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

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
The price of our common shares may fluctuate substantially due to a variety of factors, including the following: (1) fluctuations in the price of the shares of the small number of public companies in the insurance brokerage business, (2) announcements of acquisitions as part of our growth strategy, (3) additions or departures of key personnel, (4) write-downs of assets or operations, including write-downs for intangible assets and goodwill impairment, (5) announcements of legal proceedings or regulatory matters, and (6) the general volatility in the stock market. The market price of our common shares could also fluctuate substantially if we fail to meet or exceed securities analysts’ expectations of our financial results or if there is a change in financial estimates or securities analysts’ recommendations. Any downward pressure on the price of our shares could be exacerbated by a lack of demand for our shares at the time. From the beginning of 2004 to March 1, 2006, the price of our common shares on the TSX has ranged from a low of C$19.00 to a high of C$32.80 and on the NYSE has ranged from a low of $15.94 to a high of $28.70.
In addition, the stock market has experienced volatility that has affected the market prices of equity securities of many companies, which has often been unrelated to the operating performance of these companies. A number of other factors, many of which are beyond our control, could also cause the market price of our common shares to fluctuate substantially.
Significant fluctuation in the market price of our common shares could result in securities class action claims against us.
Significant price and value fluctuations have occurred with respect to the securities of insurance and insurance-related companies. Our common share price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company’s securities, class action litigation has often been pursued against the respective company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management’s attention and resources.
Our largest shareholder may substantially influence certain actions requiring shareholder approval.
As of December 31, 2005, Fairfax owned or controlled 26% of our common shares. Fairfax also owns or controls $35 million of subordinated convertible debentures, which it can convert at any time into our common shares at C$17.00 per share. If Fairfax converts the debentures it would hold 31% of our common shares. Under our by-laws

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 15

and articles of incorporation, Fairfax has the ability to substantially influence certain actions requiring shareholder approval, including:

•	electing members of our board of directors;

•	adopting amendments to our articles and by-laws; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.    Properties
We maintain our corporate headquarters in Chicago, Illinois at premises that we sublet from HUB Midwest, one of our subsidiaries. This facility, totaling approximately 12,300 square feet, contains corporate, finance, administration, sales and customer support functions. The lease on the premises expires on March 31, 2018. In addition, our brokerages lease office space in the locations in which they operate, none of which is individually material. In total, we hold 192 leases covering approximately 1.1 million square feet with a total annual base rent for all of these locations of approximately $16.1 million.
We believe that our facilities are well maintained and in good condition and are adequate for our current needs. We expect that suitable additional space will be available as required.
Item 3.    Legal Proceedings
The insurance industry in general, and certain of our hubs, have been the subject of scrutiny by various regulatory bodies, including state attorneys general and the departments of insurance for various states, with respect to certain contingent commission arrangements between insurance companies and brokers.
As previously reported, our subsidiary HUB Northeast (formerly known as Kaye Insurance Associates, Inc.), received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. Since August 2004, various other subsidiaries of Hub have received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec. We retained external counsel to assist us in responding to the New York Attorney General’s and other inquiries and, among other things, requested that such external counsel conduct an investigation of HUB Northeast and of our other hubs to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes or other illegal practices. To date, management is unaware of any incidents of falsifying or inflating insurance quotes or other illegal practices. State attorneys general and insurance departments continue their investigations of various industry practices. We continue to review our practices in light of these investigations and resulting charges brought against other brokers.

16 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

We have fully cooperated with the attorney general and department of insurance inquiries. While it is not possible to predict the outcome of these investigations, if contingent compensation agreements were to be restricted or no longer permitted, our financial condition, results of operation and liquidity may be materially adversely affected.
We were first named as a defendant in a federal class action lawsuit in October, 2004. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” A number of substantially similar federal class actions were filed against us and many other defendants. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred these and other class actions in which we were not named to the District of New Jersey. In August 2005 and February 2006, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey and styled In re Insurance Brokerage Antitrust Litigation. The case has now been divided into two cases, one for employee benefits and the other for commercial insurance. Certain of our subsidiaries have been named as additional defendants. A handful of allegations specifically pertaining to Hub have been added, but remain vague. The judge in these actions has permitted limited discovery to take place, which is continuing. We dispute the allegations made in these lawsuits and intend to vigorously defend these cases.
In January, 2005 we and our affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through the Chicago office of what is now HUB Midwest and claims that we received an undisclosed contingent commission with respect to its policy. We dispute the allegations of this lawsuit and are vigorously defending this case.
The cost of defending against the lawsuits, and diversion of management’s attention, may be significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation and liquidity. We have not recorded a liability at December 31, 2005 related to these matters.
In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed on the New York Stock Exchange (NYSE) and the Toronto Stock Exchange (TSX) in Canada under the symbol HBG. The following table sets forth the high and low sales prices per share for our common shares on the NYSE and TSX and quarterly dividends paid:

	NYSE		TSX
					Cash
	High	Low	High	Low	Dividends

2004
First Quarter	$19.25	$15.94	C$25.50	C$20.42	$0.05
Second Quarter	$19.40	$17.85	C$26.15	C$24.00	$0.05
Third Quarter	$19.62	$17.37	C$25.65	C$22.20	$0.05
Fourth Quarter	$18.84	$16.00	C$23.25	C$19.00	$0.05
2005
First Quarter	$20.08	$17.60	C$24.95	C$21.45	$0.06
Second Quarter	$19.56	$16.80	C$24.25	C$21.38	$0.06
Third Quarter	$23.17	$19.28	C$27.36	C$23.51	$0.06
Fourth Quarter	$25.95	$22.37	C$30.51	C$26.39	$0.06
2006
First Quarter (through March 1, 2006)	$28.70	$25.19	C$32.80	C$29.16	$0.07
On December 30, 2005, the closing price of our common shares on the NYSE was $25.80 and on the TSX the closing sale price was C$30.10. The exchange rate in effect at December 30, 2005 was C$1.00 per $0.86. As of March 1, 2006, there were 31,123,094 of our common shares issued and outstanding. As of the close of business March 1, 2006, we had approximately 254 holders of record of our common shares.
We have no formal dividend policy other than that the board of directors considers the payment of dividends as quarterly financial information becomes available. In the future, dividends will be paid in U.S. dollars at the discretion of our board of directors depending on our financial position and capital requirements, general business conditions, contractual restrictions and other factors.
On October 12, 2005, we issued 1,455 common shares to former shareholders of C.S. Nenner, now a part of HUB Northeast, as contingent consideration for contingent obligations payable in connection with our acquisition of that brokerage.
On November 15, 2005, we issued 5,266 common shares to certain former key employees of Hooper, Hayes & Associates, Inc, now a part of HUB California, in connection with employment agreements entered into as part of the acquisition of that brokerage.
All of the shares issued in transactions described above were issued in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933.
Item 6.    Selected Financial Data
We were formed in November 1998 through the merger of 11 independent insurance brokerages into a new company. The merger was accounted for using the pooling-of-interests method.
Our results for the five year period ended December 31, 2005 reflect the acquisition of brokerages that occurred in each respective year. These acquisitions were accounted for using the purchase method. Thus, results of acquisitions

18 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

are only included from the date of acquisition forward. Accordingly, the results in each period are not directly comparable.
Our historical consolidated financial statements are prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP. For a discussion of the principal differences between Canadian GAAP and U.S. GAAP as it relates to us, see note 20 to our audited consolidated financial statements included elsewhere in this Form 10-K.

	Year Ended December 31,
(in thousands of U.S. dollars, except per share
amounts)(1)	2005	2004	2003	2002	2001

Consolidated Statements of earnings data:
Canadian GAAP
Revenue:
Commission income	$389,907	$323,150	$258,099	$200,976	$143,063
Contingent commissions and volume overrides	40,454	21,705	18,530	11,464	5,899
Other	12,195	10,226	9,730	7,520	5,031

	442,556	355,081	286,359	219,960	153,993

Expenses:
Employee cash compensation	246,263	195,706	156,320	118,667	88,015
Selling, occupancy and administration	82,843	71,948	56,606	44,932	35,276
Depreciation	8,714	7,242	6,244	5,492	3,940
Interest expense	10,656	7,406	5,191	7,317	7,447
Intangible asset amortization	8,363	5,458	3,208	1,671	4,940
Compensation for Talbot earnout	28,716	14,388	—	—	—
Other non-cash stock based compensation	7,184	6,502	4,801	1,089	—
Gain on disposal of subsidiaries, property, equipment and other assets	(2,943)	(1,923)	(202)	(2,679)	(173)
Loss on foreign exchange forward contract	555	—	—	—	—
Gain on forgiveness of debt	(4,500)	—	—	—	—
Loss on write-off of trademarks	—	2,587	—	—	—
Gain on put option liability	—	—	(160)	(186)	(719)
Proceeds from life insurance	—	—	(1,000)	—	—

	385,851	309,314	231,008	176,303	138,726

Net earnings from continuing operations before income taxes	56,705	45,767	55,351	43,657	15,267
Provision for income tax expense	30,958	19,984	18,842	14,256	5,262

Net earnings from continuing operations	25,747	25,783	36,509	29,401	10,005
Net earnings (loss) from discontinued operations(2)	(29)	461	—	—	—

Net earnings	$25,718	$26,244	$36,509	$29,401	$10,005

Basic earnings per share
Continuing operations	$0.84	$0.85	$1.22	$1.27	$0.53
Discontinued operations(2)	—	0.02	—	—	—

Total operations	$0.84	$0.87	$1.22	$1.27	$0.53

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 19

	Year Ended December 31,
(in thousands of U.S. dollars, except per share
amounts)(1)	2005	2004	2003	2002	2001

Diluted earnings per share
Continuing operations	$0.76	$0.79	$1.14	$1.06	$0.50
Discontinued operations(2)	—	0.01	—	—	—

Total operations	$0.76	$0.80	$1.14	$1.06	$0.50

Weighted average shares outstanding:
Basic	30,561	30,246	29,967	23,181	19,012
Diluted	36,619	35,305	33,767	30,199	20,105
Dividends declared per share	$0.24	$0.20	$0.20	$0.18	$0.18
U.S. GAAP
Net earnings from continuing operations (Canadian GAAP)	$25,747	$25,783	$36,509	$29,401	$10,005
Net earnings (loss) from discontinued operations (Canadian GAAP)	(29)	461	—	—	—

Net earnings based on Canadian GAAP	$25,718	$26,244	$36,509	$29,401	$10,005
Cumulative effect of change in accounting policy for put options	—	—	335	—	—
Adjustment to put option liability	—	—	(409)	(814)	(811)
Adjustment to investment held for sale	—	—	—	(2,236)	520
Change in reporting currency	—	—	—	—	144

Net earnings (U.S. GAAP)	$25,718	$26,244	$36,435	$26,351	$9,858

Net earnings per share (U.S. GAAP)
Basic	$0.84	$0.87	$1.22	$1.14	$0.52
Diluted	$0.76	$0.80	$1.14	$0.96	$0.49

(1)	Effective October 1, 2001, we adopted the U.S. dollar as our reporting currency. Our financial results for all periods prior to October 1, 2001 have been restated from Canadian dollars to U.S. dollars at the exchange rate in effect at September 30, 2001 of C$1.00 = $0.63.

(2)	During 2005, the Company adopted a formal plan of disposition related to it U.S. financial services operation (the “Discontinued Business”). The Company sold this operation January 1, 2006. See note 5 “Discontinued Operations”. As a result of this plan of disposal, the results of operations for the Discontinued Business have been reported as net earnings from discontinued operations in the Consolidated Statements of Earnings for all periods presented.
     Summarized statements of earnings disclosure for the Discontinued Business are as follows:

(in thousands of U.S. dollars, except
per share amounts)	2005	2004	2003	2002	2001

Revenue	$6,900	$5,769	$—	$—	$—
Net earnings before taxes	$53	$511	$—	$—	$—
Provision for income tax expense	$82	$50	$—	$—	$—
Net earnings (loss) from discontinued operations	$(29)	$461	$—	$—	$—

20 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

	As of December 31,

(in thousands of U.S. dollars)(1)	2005	2004	2003	2002	2001

Consolidated balance sheet data
Total assets	$1,001,353	$857,535	$699,288	$596,876	$502,296
Total debt(2)	$175,273	$186,797	$113,799	$107,038	$196,952
Total shareholders’ equity	$419,926	$381,783	$342,790	$284,274	$135,271
Reconciliation to U.S. GAAP:
Total shareholders’ equity (Canadian GAAP)	$419,926	$381,783	$342,790	$284,274	$135,271
Adjustment to investment held for sale	(1,716)	(1,716)	(1,716)	(1,716)	520
Accumulated other comprehensive income:
Unrealized gains (losses), net of tax of $(2) — 2005, $(99) — 2004, $(56) — 2003, $51 — 2002, $85 — 2001	4	157	90	(83)	(140)
Cumulative translation account	—	—	—	496	—
Adjustment to put option liability	—	—	—	(1,702)	(4,898)
Executive share purchase plan loan	—	—	—	(1,912)	(2,142)

Total shareholders’ equity (U.S. GAAP)	$418,214	$380,224	$341,164	$279,357	$128,611

(1)	Effective October 1, 2001, we adopted the U.S. dollar as our reporting currency. Our financial results for all periods prior to October 1, 2001 have been restated from Canadian dollars to U.S. dollars using the exchange rate in effect at September 30, 2001 of C$1.00 = $0.63.

(2)	Includes long-term debt and capital leases (including current portion), bank debt and subordinated convertible notes.
     Summarized balance sheet disclosure for the Discontinued Business are as follows:

	Year Ended December 31,

(in thousands of U.S. dollars)	2005	2004	2003	2002	2001

Canadian GAAP
Total current assets	$2,265	$3,720	$—	$—	$—
Total assets	$5,054	$6,498	$—	$—	$—
Total current liabilities	$5,173	$5,122	$—	$—	$—
Total liabilities	$6,057	$6,180	$—	$—	$—
Total shareholders’ equity (deficit)	$(1,003)	$318	$—	$—	$—
     Summarized statements of cash flows disclosure for the Discontinued Business are as follows:

	Year Ended December 31,

(in thousands of U.S. dollars)	2005	2004	2003	2002	2001

Canadian GAAP
Net cash flows provided by operating activities	$873	$1,548	$—	$—	$—
Net cash flows provided by (used in) investing activities	115	(19)	—	—	—
Net cash flows used in financing activities	(1,359)	(810)	—	—	—

Net cash flow provided by (used in) discontinued operations	$(371)	$719	$—	$—	$—

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s discussion and analysis of financial condition and results of operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the heading “Risk Factors”. Reference to “Hub,” the “company,” “we,” “us,”, “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they affect us are described in Note 20 to our audited consolidated financial statements.
Introduction
The following will be discussed and analyzed:

•	Overview of Business	22
•	Results of Operations	24
•	Cash Flow, Liquidity and Capital Resources	31
•	Contractual Obligations	34
•	Shareholders’ Equity	35
•	Market Risk	35
•	Goodwill and Intangible Assets	36
•	Related Party Transactions	37
•	Off-Balance Sheet Transactions	38
•	Critical Accounting Policies and Estimates	38
•	Effects of Recent Accounting Pronouncements	41
Overview of Business
Hub International is one of the leading insurance brokers in North America, providing a broad array of property and casualty, life and health, employee benefits and risk management products and services. We focus on both commercial and personal accounts in the United States and Canada, which we serve through our approximately 3,300 employees in nearly 200 offices, using a variety of retail and wholesale distribution channels. Since our company was formed in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired an additional 116 brokerages and have established a strong presence in the northeastern, midwestern and western United States and in the Canadian provinces of Ontario, Quebec and British Columbia. We have grown our revenue from $38.7 million in 1998 to $442.6 million in 2005, with 79% of the increase being attributable to acquisitions.
During the three years ended December 31, 2005, we acquired 24 brokerages in the United States and another seven brokerages in Canada. Of these acquisitions, six were hubs, all based in the United States. United States revenue has grown to 70% of our total revenue primarily as a result of acquisitions and organic growth. Organic growth is similar to the same-store-sales calculation used by retailers. It includes revenue growth from units included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.
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

22 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

achieve organic revenue growth is not solely dependent on rising or declining rates, but results from a more complex mixture of general economic growth and demand, access to coverage from insurers and our marketing and sales performance.
Our business is comprised of two geographic segments, the United States and Canada. The mix of products and services we offer in the United States differs from those we offer in Canada. In the United States in 2005, 86% of our commission income was generated from the sale of commercial lines and 14% from personal lines. In Canada in 2005, 61% of our commission income was generated from the sale of commercial lines and 39% from personal lines. Our purchase of a major personal lines insurance broker in 2005 is expected to increase the percentage of U.S. commission income derived from personal lines to approximately 19% in 2006.
Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provides approximately 88% of our revenue base. In addition to these “core” commissions, the company derives revenue from:

•	Volume overrides — additional compensation based on the overall volume of business a brokerage places with the insurance company (See “Contractual Obligations — Other” for information regarding our legal proceedings)

•	Contingent commissions — additional compensation based on the profit the insurance company makes on the book of business a brokerage places with the insurance company (See “Contractual Obligations — Other” for information regarding our legal proceedings) and

•	Other income — comprised primarily of premium finance fees, fees charged to clients in lieu of commissions and interest income, including income earned while we hold client premiums on behalf of insurance companies.
We operate through an organizational structure comprised of our head office, larger regional or specialty brokerages that we call “hub” brokerages and smaller brokerages managed by the regional hubs. Our head office implements the acquisition of hub brokerages and oversees the acquisition of smaller, “fold-in” brokerages by the hubs. Our head office also coordinates selling and marketing efforts, identifies cross-selling opportunities among our brokerages, and handles certain general administrative functions. At December 31, 2005, we had 15 “hub” brokerages — ten in the United States and five in Canada.
Each hub addresses a specific regional or specialty market, operating with its own management team and structure, business plan and operating benchmarks. Regional hubs are generally larger than $10 million in annual revenue, while a hub that focuses on a specialty product line or market might have a smaller revenue base. Each hub brokerage is responsible for not only the development of its own business, but also the identification, acquisition and integration of smaller, fold-in brokerages. Fold-in acquisitions allow each hub brokerage an opportunity to strengthen its market position by acquiring new or complementary products and services and management talent. Fold-in acquisitions also provide the opportunity for improved profit margins through the reduction or elimination of redundant administrative functions, facilities and systems.
Our structure enables our hub brokerages to more effectively and quickly meet the changing needs of our clients in various markets, while benefiting from the operating efficiencies and leverage of a large brokerage. We seek to operate largely on a decentralized basis, believing that the best operating decisions are made close to the customer. At the same time, we recognize that our growth has created demand for increased coordination by our head office. In 2004 and 2005, we invested more in the coordination of additional functions from our head office to enhance cross-selling, international collaboration, marketing efficiencies, total expense management and financial control initiatives. As a general operating guideline, we work to centralize those activities that do not touch the customer directly, while adopting a more decentralized approach for functions that connect directly with customers.
During the two years after September 11, 2001 premium rates remained firm for most types of coverage, rising 10% to 15% per year in many cases. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During 2004 insurance rates in both Canada and in the U.S., for many types of coverage, declined. In 2005, in both Canada and the US we saw average declines in premiums in the range of three to five percent. As a result of the 2005 hurricane

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 23

season, property rates for coastal areas in 2006 will increase. However, we anticipate all other areas of North America to see modest decreases in rates in the range of two to three percent. We do not have a significant client base in the coastal areas.
For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums usually yield reduced commissions, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. During 2005, we started to see more evidence of insurance buyers increasing coverage levels as a result of the softening of insurance rates. For 2006 we expect a slower pace of rate reductions as the year unfolds. We also anticipate that contingent commissions could decline this year due to loss experience for insurers in 2005. In addition, the economic environment could lead to higher or lower sales and employee headcounts at client companies, leading in turn to increased or reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.
Because we are a service organization, compensation and other personnel costs make up the largest component of total expenses — 56% in 2005. Property and equipment are comprised primarily of furniture, computer systems and office equipment. Therefore, our capital resources, including external borrowings, internally generated cash flow and proceeds from the issuance of common shares, are devoted primarily toward acquisitions.
Results of Operations
Year ended December 31, 2005 compared to year ended December 31, 2004
Revenue
As a result of acquisitions and 6% organic growth, which includes the strengthening of the Canadian dollar as compared to the U.S. dollar in 2005, we reported a 25% increase in revenue to $442.6 million in 2005. During 2005, we acquired 15 insurance brokerages, including Personal Lines Insurance Brokerage, Inc. (PLI) from The Chubb Corporation on October 1, 2005, and divested of three offices in the United States and Canada.
The table below shows a breakdown of our revenue by segment and type for 2005 and 2004 and organic growth for 2005:

(in thousands of U.S. dollars, except percentages)
	Revenue				Adjustment for
			Total Net	Total Net	(Acquisitions)	Organic	Organic
	2005	2004	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$389,907	$323,150	$66,757	21%	$(55,487)	$11,270	3%
Contingent Commissions and Volume Overrides	40,454	21,705	18,749	86%	(11,547)	7,202	33%
Other Income	12,195	10,226	1,969	19%	(210)	1,759	17%

Total	$442,556	$355,081	$87,475	25%	$(67,244)	$20,231	6%

U.S.
Commission Income	$269,828	$210,481	$59,347	28%	$(58,507)	$840	—%
Contingent Commissions and Volume Overrides	30,811	14,864	15,947	107%	(11,869)	4,078	27%
Other Income	9,631	7,957	1,674	21%	(281)	1,393	18%

Total	$310,270	$233,302	$76,968	33%	$(70,657)	$6,311	3%

Canada
Commission Income	$120,079	$112,669	$7,410	7%	$3,020	$10,430	9%
Contingent Commissions and Volume Overrides	9,643	6,841	2,802	41%	322	3,124	46%
Other Income	2,564	2,269	295	13%	71	366	16%

Total	$132,286	$121,779	$10,507	9%	$3,413	$13,920	11%

24 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Organic growth figures include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In 2005, the rise of the Canadian dollar versus the U.S. dollar contributed three percentage points of our 6% organic growth rate in total revenue.
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, both 2005 and 2004 results included a number of factors that can complicate direct comparisons. To increase investor understanding the following chart shows the impact specific items would have had if they had not occurred, on net earnings and diluted earnings per share over the past two years.

	2005		2004
(in thousands of U.S. dollars, except per
share amounts)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS

Impact of compensation for Talbot earnout	$28,716	$0.78	$14,388	$0.41
Impact of severance costs	$1,004	$0.03	$—	$—
Impact of gain on forgiveness of debt	$(2,925)	$(0.08)	$—	$—
Impact of write-off of trademarks	$—	$—	$1,656	$0.05
Impact of gain on disposition of assets of certain brokerages	$(1,914)	$(0.05)	$(1,112)	$(0.03)
Impact of loss on foreign exchange forward contract	$354	$0.01	$—	$—
Impact of foreign exchange gains	$(1,475)	$(0.04)	$(1,972)	$(0.06)
As shown above, the compensation related to the Talbot acquisition increased $14.3 million to $28.7 million in 2005 from $14.4 million in 2004, due to 2005 reflecting twelve months of expense whereas 2004 only reflected six months of expense from the July 1, 2004 acquisition date. The contingent payment to Talbot management is recorded by us as a charge to earnings over the period the payments are earned because it is a compensation based arrangement and specifically a performance award. The management of Talbot was and is to be compensated for future services based on achieving certain performance targets during each of the 12 months ending December 31, 2004, 2005, and 2006. See “Contractual Obligations — Acquisitions.” Severance costs relate to a specific cost reduction program that was implemented during the third quarter 2005, in an effort to reduce compensation expense to targeted levels. These severance costs were in addition to regular recurring severance costs which we may incur in the ordinary course of business. In addition, we benefited from the gain on forgiveness of debt of $2.9 million, after tax, as part of a settlement of an early payment of a term loan. Included in 2004 was the write-off of trademarks of $1.7 million after tax associated with the name change of certain of our regional brokerages. We further benefited from the gain on disposition of assets of certain brokerages of $1.9 million, after tax, as compared to a gain of $1.1 million in 2004.
Gains and losses on disposition of assets are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Similarly, changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local currency results as an indicator of underlying operations. The strength of the Canadian dollar versus the U.S. dollar increased our net earnings and diluted earnings per share, as shown above, for 2005 and 2004. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”
U.S. Results
U.S. revenue grew 33% to $310.3 million, or 70% of consolidated revenue in 2005 due to both acquisitions and organic growth. Acquisitions net of dispositions added $70.7 million to revenue or 92% of the increase while organic growth provided $6.3 million or 8% of revenue growth. Our U.S. operations posted an organic growth rate of 3% in 2005, an increase from 0% in 2004, primarily due to an increase in contingent commissions and volume overrides

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 25

and other income. Core commission income increased 28%, while contingent commissions and volume overrides grew 107%.
Canadian Results
Canadian revenue grew 9% to $132.3 million, or 30% of consolidated revenue, in 2005 as a result of organic growth and strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 11%, of which seven percentage points reflected a stronger Canadian dollar. Dispositions net of acquisitions lowered revenue by $3.4 million, reflecting the sale of certain assets and revenue acquired in prior years. In addition, Canadian operations benefited from an increase in contingent commissions and volume overrides, which grew 41% in 2005.
Compensation Expense
Employee cash compensation expense for 2005 increased 26% to $246.3 million from $195.7 million. Excluding severance costs, the increase was 25%. As a percentage of revenue, employee cash compensation expense, excluding severance, remained constant at 55% in 2005 as compared to 2004. The increase in compensation for the Talbot earnout in 2005 reflects twelve months of expense as compared to 2004, which only reflects six months of expense from the July 1, 2004 acquisition date. Compensation for the Talbot earnout includes a cash and a non-cash stock based component as set out in the table below. The first Talbot earnout payment in the amount of $16.4 million was paid in cash on September 1, 2005. The second earnout payment of approximately $19.0 million will be paid on March 31, 2006. Management expects this payment and future payments to be made in common shares although the earnout may be made in cash, common shares or a combination thereof depending on circumstances at the time.

				% of Revenue

(in thousands of U.S. dollars, except percentages)	2005	2004	% Change	2005	2004

Employee cash compensation	$246,263	$195,706	26%	56%	55%
Less: severance costs	(1,568)	—	—%	(1)%	—%

Cash compensation excluding severance	244,695	195,706	25%	55%	55%

Compensation for Talbot earnout — cash	9,800	6,634	48%	2%	2%
Compensation for Talbot earnout — non-cash stock based	18,916	7,754	144%	4%	2%

Total compensation for Talbot earnout	28,716	14,388	100%	6%	4%

Other non-cash stock based compensation	7,184	6,502	10%	2%	2%

Total	$280,595	$216,596	30%	63%	61%

Other non-cash stock based compensation includes stock options and restricted share units. Our policy is to expense the fair value of non-cash stock based compensation over the period in which entitlement to the compensation vests. The amount of expense recognized in each year related to stock options will vary with respect to exercise and forfeiture of options.
Total other non-cash stock based compensation for the years ended December 31, 2005, and 2004 is comprised of the following:

(in thousands of U.S. dollars)	2005	2004

Stock options granted June 2002	$843	$1,955
Stock options granted February 2003	366	445
Stock based compensation granted for 2003 bonuses	3,264	2,368
Restricted share units	2,545	1,609
Common shares for acquisitions	166	125

Total other non-cash stock based compensation	$7,184	$6,502

26 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Compensation for the Talbot earnout for the years ended December 31, 2005 and 2004 is comprised of the following:

	2005	2004

Cash compensation	$9,800	$6,634
Non-cash stock based compensation	18,916	7,754

Total compensation for the Talbot earnout	$28,716	$14,388

We estimate other non-cash stock based compensation expense for 2006 through 2011 will be:

	Year Ended December 31,

(in thousands of U.S. dollars)	2006	2007	2008	2009	2010	2011

Stock based compensation granted for 2003 bonuses	$2,137	$2,046	$2,046	$2,046	$1,990	$—
Restricted share units	2,911	2,945	2,944	1,048	423	106
Common shares for acquisitions	18	5	—	—	—	—

Total other non-cash stock based compensation	$5,066	$4,996	$4,990	$3,094	$2,413	$106

We estimate the compensation for the Talbot earnout for 2006 through 2011 will be:

	Year Ended December 31,

(in thousands of U.S. dollars)	2006	2007	2008	2009	2010	2011

Cash compensation	$—	$—	$—	$—	$—	$—
Non-cash stock based compensation	10,888	1,854	—	—	—	—

Total compensation for the Talbot earnout	$10,888	$1,854	$—	$—	$—	$—

In total, as of December 31, 2005, we had issued and outstanding approximately 1.1 million stock options at a weighted average exercise price of $15.39. Our closing share price on the New York Stock Exchange was $25.80 on December 30, 2005.
Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 15% to $82.8 million in 2005. As a percentage of revenue, selling, occupancy and administration expense decreased to 19% from 20% in 2004. This decrease was primarily due to increased revenue and lower external audit fees.
Depreciation
Depreciation increased 20% to $8.7 million in 2005 but remained constant at 2% of revenue from 2004.
Interest Expense
Interest expense increased 44% to $10.7 million from $7.4 million in 2004, primarily as a result of higher debt levels and higher interest rates in 2005. The $65 million of debt incurred for the Talbot acquisition was outstanding for twelve months in 2005 compared to six months in 2004. In addition, our average interest rate on outstanding debt in 2005 was approximately 5.2% compared to 2.9% in 2004.
Intangible Asset Amortization
Intangible asset amortization increased 53% to $8.4 million in 2005 as a result of the acquisition of Talbot on July 1, 2004.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 27

Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets
During 2005 we sold assets and shares of certain brokerages primarily in Canada resulting in a gain of $2.9 million, compared with a gain of $1.9 million in 2004. Approximately $0.5 million of the 2005 gain is non-taxable.
Loss on Foreign Exchange Forward Contract
In anticipation of funding an acquisition we entered into a foreign exchange forward contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate at the date of conversion generated a foreign exchange loss of $0.6 million, or $0.4 million after tax, and reduced diluted earnings per share for 2005 by $0.01.
Gain on Forgiveness of Debt
During 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for 2005 being reduced to zero.
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
Provision for Income Tax Expense
Our effective tax rate increased to 55% in 2005 from 44% in 2004 due primarily to increased compensation related to the acquisition of Talbot which is not deductible for tax purposes. Excluding the compensation for the Talbot earnout, the effective tax rate was 36% and 33% for 2005 and 2004, respectively. The lower effective tax rate for 2004 is primarily due to adjustments made in 2004 to record the tax benefits of the utilization of certain tax losses.
Net Earnings and Earnings Per Share from Continuing Operations
Our net earnings from continuing operations remained constant at $25.7 million, notwithstanding higher compensation related to Talbot and severance costs as discussed above. Diluted earnings per share from continuing operations was $0.76 per diluted share compared to $0.79 per diluted share for 2005 and 2004, respectively. This decrease in diluted earnings per share was primarily due to an increase in the number of dilutive shares related to the Talbot earnout estimate in 2005 compared to 2004.
As reflected on the table on page 25 net earnings for 2005 decreased $1.0 million or $0.03 per diluted share due primarily to the impact of severance costs in 2005 and decreased $28.7 million or $0.78 per diluted share due to the impact of compensation for the Talbot earnout in 2005.
Net Earnings (Loss) and Diluted Earnings (Loss) per Share from Discontinued Operations
During 2005, we adopted a formal plan of disposition related to our U.S. financial services operation. We completed the sale of this operation January 1, 2006. See note 5 “Discontinued Operations”. Results for discontinued operations have been removed from continuing operations for 2005 and 2004 and reflected on our Consolidated Statements of Earnings, as “Net earnings (loss) from discontinued operations.” Net earnings from discontinued operations were NIL and $0.5 million for 2005 and 2004, respectively. Diluted earnings per share from discontinued operations were NIL and $0.01 for 2005 and 2004, respectively.
Year ended December 31, 2004 compared to year ended December 31, 2003
Revenue
A significant portion of our revenue growth in 2004 was the result of brokerages acquired. During 2004, we acquired seven insurance brokerages, including Talbot, and divested of three small brokerages in Canada. As a result of these acquisitions and 5% organic growth, which includes the strengthening of the Canadian dollar in 2004 compared to the U.S. dollar, we reported a 24% increase in revenue to $355.1 million in 2004.

28 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

The table below shows a breakdown of our revenue by segment and type for 2004 and 2003 and organic growth for 2004:
(in thousands of U.S. dollars, except percentages)

	Revenue				Adjustment for
			Total Net	Total Net	(Acquisitions)	Organic	Organic
	2004	2003	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$323,150	$258,099	$65,051	25%	$(52,441)	$12,610	5%
Contingent Commissions and Volume Overrides	21,705	18,530	3,175	17%	(897)	2,278	12%
Other Income	10,226	9,730	496	5%	(457)	39	—%

Total	$355,081	$286,359	$68,722	24%	$(53,795)	$14,927	5%

U.S.
Commission Income	$210,481	$156,663	$53,818	34%	$(54,247)	$(429)	—%
Contingent Commissions and Volume Overrides	14,864	13,493	1,371	10%	(898)	473	4%
Other Income	7,957	7,131	826	12%	(513)	313	4%

Total	$233,302	$177,287	$56,015	32%	$(55,658)	$357	—%

Canada
Commission Income	$112,669	$101,436	$11,233	11%	$1,806	$13,039	13%
Contingent Commissions and Volume Overrides	6,841	5,037	1,804	36%	1	1,805	36%
Other Income	2,269	2,599	(330)	(13)%	56	(274)	(11)%

Total	$121,779	$109,072	$12,707	12%	$1,863	$14,570	13%

Of the $68.7 million in new revenue we reported, $53.8 million, or 78% reflected growth through acquisition, while $14.9 million, or 22% resulted from organic growth. By comparison, acquired revenue added $40.0 million, or 60% of 2003’s sales growth, while organic growth contributed $26.4 million, or 40% of our revenue increases. Organic growth results include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In 2004, the rise of the Canadian dollar versus the U.S. dollar contributed three percentage points of our 5% organic growth rate in revenue.
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, both 2004 and 2003 results included a number of factors that can complicate direct comparisons. To increase investor understanding the following chart shows the impact specific items would have had if they had not occurred, on net earnings and diluted earnings per share over the past two years.

	2004		2003
(in thousands of U.S. dollars,
except per share amounts)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS

Impact of write-off of trademarks	$1,656	$0.05	$—	$—
Impact of compensation for Talbot earnout	$14,388	$0.41	$—	$—
Impact of foreign exchange gains	$(1,972)	$(0.06)	$(2,260)	$(0.07)
Impact of life insurance proceeds	$—	$—	$(1,000)	$(0.03)
As shown above, in 2004, we wrote off $1.7 million (after tax) of intangible assets related to trademarks as part of our corporate branding initiative and recorded $14.4 million of compensation related to the Talbot acquisition.
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

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 29

underlying operations. In 2004, the strength of the Canadian dollar versus the U.S. dollar had a less positive impact on our results than in 2003. Any decline in the Canadian dollar relative to the U.S. dollar would have a negative effect on our results. See “Market Risk”.
U.S. Results
U.S. revenue grew 32% to $233.3 million, or 66% of consolidated revenue in 2004. Acquisitions in 2004 added $55.7 million to revenue. Our U.S. operations posted an organic growth rate of 0% in 2004, as compared to 3% in 2003, primarily as a result of the rapid softening of premium rates for property and casualty coverage in the third and fourth quarters of 2004. Core commission income increased 34%, while contingent commissions and volume overrides grew 10%. Higher premium rates in 2003 contributed strongly to a significant increase in contingent profitability income from insurance companies in 2004.
Canadian Results
Canadian revenue grew 12% to $121.8 million, or 34% of consolidated revenue in 2004 primarily as a result of organic growth and strengthening of the Canadian dollar against the U.S. dollar. Canadian brokerages posted organic growth of 13%, of which eight percentage points reflected a stronger Canadian dollar. Dispositions lowered revenue by $2.5 million while acquisitions added $0.6 million, for a net decrease of $1.9 million. Similar to the United States, premium rates in Canada fell significantly in the third and fourth quarters of 2004. Canadian operations benefited from an increase in contingent commissions and volume overrides, which grew 36% in 2004. Higher premium rates in 2003 contributed strongly to a significant increase in contingent profitability income from insurance companies in 2004.
Compensation Expense
Employee cash compensation expense for 2004 increased 25% to $195.7 million from $156.3 million. Compensation for the Talbot earnout was $14.4 million for 2004, while other non-cash stock based compensation grew 35% to $6.5 million from $4.8 million in 2003. As a percentage of revenue, employee cash compensation expense increased to 55% in 2004 from 54% in 2003, primarily due to a relatively higher level of compensation costs as a percentage of revenue at Talbot.

				% of
				Revenue

(in thousands of U.S. dollars, except percentages)	2004	2003	% Change	2004	2003

Employee cash compensation	$195,706	$156,320	25%	55%	54%

Compensation for Talbot earnout — cash	6,634	—	—%	2%	—%
Compensation for Talbot earnout — non-cash stock based	7,754	—	—%	2%	—%

Total compensation for Talbot earnout	14,388	—	—%	4%	—%

Other non-cash stock based compensation	6,502	4,801	35%	2%	2%

Total	$216,596	$161,121	34%	61%	56%

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
Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 27% to $71.9 million in 2004. As a percentage of revenue, selling, occupancy and administration expense remained constant at 20% despite additional costs related to the

30 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

implementation of the Sarbanes-Oxley Act of 2002 of $2.5 million and legal costs associated with various investigations regarding contingent commissions arrangements of $0.4 million.
Depreciation
Depreciation increased 16% to $7.2 million in 2004 but remained constant at 2% of revenue.
Interest Expense
Interest expense increased 43% to $7.4 million from $5.2 million in 2003. This increase reflected borrowings for the Talbot acquisition in July 2004, partially offset by the benefits of an interest rate swap in 2004. The interest rate swap effectively converted $65 million of fixed interest rate senior notes into floating rate instruments, reducing interest expense on our outstanding senior notes by $1.3 million in 2004 compared to $0.8 million in 2003.
Intangible Asset Amortization
Intangible asset amortization increased 70% to $5.5 million in 2004 as a result of the acquisition of Talbot.
Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets
Our 2004 results included gains of $1.9 million on the sale of investments and assets and shares of certain brokerages compared with a gain of $0.2 million in 2003. Approximately $1.6 million of the 2004 gain was non-taxable.
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
Provision for Income Tax Expense
Our effective tax rate increased to 44% in 2004 from 34% in 2003 due primarily to compensation expense related to the acquisition of Talbot which is not deductible for tax purposes. Excluding this compensation the effective tax rate for 2004 was 33%.
Net Earnings and Earnings Per Share from Continuing Operations
Our net earnings decreased 29% or $10.7 million to $25.8 million in 2004 due to the impact of compensation for the Talbot earnout, other non-cash stock based compensation, write off of trademarks and the impact of foreign exchange. Diluted earnings per share decreased $0.35 per diluted share to $0.79 in 2004.
Net Earnings and Diluted Earnings per Share from Discontinued Operations
During 2005, we adopted a formal plan of disposition related to our U.S. financial services operation. The sale was completed January 1, 2006. See note 5 “Discontinued Operations”. Results for discontinued operations have been removed from continuing operations for 2004 and reflected on our Consolidated Statements of Earnings as “Net earnings (loss) from discontinued operations.” These results are not applicable to 2003 as the operation was not acquired until 2004. Net earnings and diluted earnings per share from discontinued operations were $0.5 million and $0.01 per diluted share for 2004.
Cash Flow, Liquidity and Capital Resources
We began 2005 with cash and cash equivalents of $98.2 million. Operating activities in 2005 generated $46.0 million of cash. In 2005 we paid $66.1 million for acquisitions, including PLI which was $38.0 million. In addition, we repaid long-term debt net of advances of $8.9 million, made property and equipment purchases of $8.0 million and paid

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 31

dividends of $7.4 million in 2005. Funding these acquisitions was the primary reason cash decreased by $28.1 million in 2005 to $70.1 million at December 31, 2005.
At the close of 2005, our cash position of $70.1 million included approximately $19.2 million available for acquisitions. This amount combined with available lines of credit leaves us with a total amount of $39.5 million available for acquisitions compared to the $61.1 million available at December 31, 2004. It is impossible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use our common shares as partial consideration for any hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA, which is a non-GAAP measure) for acquired brokerages. We believe that our capital resources, including existing cash, funds generated from operations and borrowings available under credit facilities, will be sufficient to satisfy the company’s financial requirements, excluding some acquisitions, during the next twelve months. We may finance acquisitions with available cash or an existing credit facility, but may, depending on the number and size of future acquisitions, need to supplement our finance requirements with the proceeds from debt financing, the issuance of additional equity securities, or a combination of both. In November 2003, a universal “shelf” registration statement that we filed with the Securities and Exchange Commission (SEC) covering the public offering and sale, from time to time, of an aggregate of up to $100 million of debt and/or equity securities, was declared effective. The net proceeds from the sale of such securities could be used to fund acquisitions and for general corporate purposes, including capital expenditures, and to meet working capital needs. As of December 31, 2005, the full amount of the $100 million of the universal “shelf” registration remained available. If we need to publicly raise additional funds, we may need to register additional securities with the SEC.
On March 1, 2006, we signed a definitive agreement to purchase three large insurance brokerages, based in Massachusetts and Pennsylvania, from subsidiaries of Citizens Financial Group, Inc. The transaction is expected to close in April, 2006. The purchase price is expected to be $80 million in cash as well as an earnout in cash and our common shares based on future performance. The earnout will be at least $3 million. Subsequent to December 31, 2005, we have secured a commitment for a new $75 million non-revolving credit facility to have terms similar to our current $75 million revolving U.S. dollar Libor loan. These funds will be available for this acquisition. In addition, we will continue to investigate and evaluate all avenues for expansion capital.
Net debt, defined as long-term debt ($140.3 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $70.1 million) as of December 31, 2005, was $105.2 million compared with $88.6 million as of December 31, 2004. Our debt to capitalization ratio (debt as a percentage of debt and shareholders’ equity) decreased to 29% at December 31, 2005, compared with 33% at December 31, 2004. If we had fully utilized all lines of credit and other loan facilities at December 31, 2005, our ratio of debt to capitalization would have been 32%, which is below the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than the 45%. As of December 31, 2005, we were in compliance with the financial covenants under all of our debt instruments.
Our principal source of liquidity is our operating cash flow and borrowings under our credit facilities. Operating cash flow is affected by net earnings, non-cash items such as amortization, depreciation, compensation for the Talbot earnout, and non-cash working capital items. For 2005, operating cash flows were lower than for 2004 by $12.0 million primarily due to payment of the Talbot earnout in cash of $16.4 million.
As an insurance broker, we collect and hold premiums paid by clients, deduct commissions and other expenses from these payments, and hold the remainder in trust, which we remit to the insurers who provide coverage to clients. We earn interest on these funds during the time between receipt of the cash and the time the cash is paid to insurers. The cash held in trust is shown separately on our balance sheet under the caption “Trust Cash.” On the statement of cash flows, changes in trust cash are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.

32 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

In addition to internally generated cash, we maintain two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. The LIBOR was 4.39% and 2.40% at December 31, 2005 and 2004, respectively. The facility is available on a revolving basis for one year. In April 2005 we successfully renewed this loan with terms identical to the existing loan. The new loan expires April 19, 2006. However if the revolving period is not extended, we may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate which was 4.14% and 3.45% at December 31, 2005 and 2004, respectively. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million at December 31, 2005 and 2004, respectively. As of December 31, 2005 we were in compliance with all financial covenants governing this facility.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $10.3 million facility which bears interest at the bank’s U.S. base rate, which was 7.75% and 5.75% at December 31, 2005 and 2004, respectively, plus 50 basis points. Borrowings under this facility are repayable on demand.
As of December 31, 2005, we had outstanding $65 million in principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal due of $3.3 million due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal due of $11 million due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the senior notes. As of December 31, 2005 we were in compliance with all financial covenants governing the senior notes.
On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments of 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate resulting in a savings of approximately $0.2 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at December 31, 2005, we estimated the fair value of the swap to be $4.0 million, which is not recognized in our financial statements. Accordingly, $4.0 million is the estimated amount that we would need to pay to terminate the swap as of December 31, 2005.
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
In addition to these primary credit sources, we ended 2005 with $10.0 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2006 through 2011. Of the outstanding subsidiary debt, $4.1 million is secured by liens on certain assets of our subsidiaries.
Also at December 31, 2005, we had outstanding 8.5% subordinated convertible debentures in the amount of $35.0 million due June 28, 2007 held by certain subsidiaries of Fairfax (the “Fairfax notes”). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. Beginning June 28, 2006, we may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of our common shares on the TSX for twenty consecutive trading days equals or exceeds

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 33

C$19.00 per share. If converted, Fairfax would have owned approximately 31% of our total outstanding common shares as of December 31, 2005, versus the 26% of outstanding shares which it held on that date. Based on the current price of our common shares, it is more likely than not that the Fairfax notes will be converted into our common shares.
Contractual Obligations
The table below summarizes our contractual obligations and commercial commitments as of December 31, 2005:

Payments due by period		Less than	1-3	4-5	After
(in thousands of U.S. dollars)	Total	1 Year	Years	Years	5 Years

Long-term debt	$140,087	$4,726	$8,192	$94,169	$33,000
Subordinated convertible debentures	35,000	—	35,000	—	—
Interest on long-term debt	35,705	8,218	16,250	7,747	3,490
Capital lease obligations	185	184	1	—	—
Operating lease obligations	101,747	19,329	33,166	24,453	24,799
Executive share purchase plan loans	236	—	236	—	—

Total	$312,960	$32,457	$92,845	$126,369	$61,289

Acquisitions
On July 1, 2004, we purchased all of the common shares of Satellite Acquisition Corporation (Satellite), a corporation formed by senior management at Talbot Financial Corporation (Talbot). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. We are to purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted Hub common shares or cash. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The remaining payments will be made on March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2005 and 2006, respectively. We estimate the March 31, 2006 payment to be approximately $19.0 million. The contingent payment to Talbot management is recorded by us as a charge to earnings over the period in which the payments are earned because it is a compensation based arrangement and specifically a performance award. The management of Talbot was and is to be compensated for future services based on achieving certain performance target during each of the 12 months ending December 31, 2004, 2005 and 2006. We estimate that the aggregate value of compensation which will be recognized under this arrangement will be approximately $56 million of which $28.7 million and $14.4 million were recognized in 2005 and 2004, respectively. At December 31, 2005, $26.7 million of compensation relating to the Talbot acquisition was included in accounts payable and accrued liabilities.
In connection with other various acquisitions completed through December 31, 2005, we may be obligated to pay contingent consideration up to a maximum sum of approximately $14.3 million in cash and $8.6 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through July 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at December 31, 2005, the financial statements reflect a liability to pay cash of $0.5 million as of December 31, 2005.
Other
As previously disclosed, the insurance brokerage industry in general and certain of our subsidiaries in particular have been the subject of ongoing investigations by state attorneys general and insurance regulators regarding contingent commissions and other practices. As also previously reported, various class actions have been filed with respect to such matters. We have not recorded a liability at December 31, 2005 related to these matters.

34 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $3.9 million and $4.3 million as of December 31, 2005 and 2004, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 383,000 and 431,000 common shares as of December 31, 2005 and 2004, respectively, which had a market value of $9.9 million and $7.9 million as of December 31, 2005 and 2004, respectively. The loans will mature during 2009 and 2010 and bear interest at a rate of prime plus 0.5%. The interest rate at December 31, 2005 was 5.5%. Interest on the loans in the amount of $197,000, $192,000 and $279,000 for the years ended December 31, 2005, 2004 and 2003, respectively, was paid by us and is included in employee cash compensation expense.
In the normal course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all such asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.
Shareholders’ Equity
Restricted share units. In 2005, 226,000 restricted share units were granted to our Executive Management Team (EMT). In addition 26,000 restricted share units were granted in relation to employment agreements entered into with other non-EMT employees and 12,000 restricted share units were granted in connection with an acquisition.
Share repurchases. During 2005, we repurchased 160,608 common shares from a private related party in exchange for an equal number of our common shares.
Shareholder’s equity as of December 31, 2005 is comprised of the following:

			Cumulative
	Share	Contributed	Translation	Retained
(in thousands of U.S. dollars)	Capital	Surplus	Account	Earnings	Total

Balance, December 31, 2004	$259,617	$12,681	$26,983	$82,502	$381,783

Non-cash stock based compensation	—	6,763	—	—	6,763
Shares issued, net of cancellation	2,358	(1,523)	—	—	835
Shares issued for contingent consideration	1,895	—	—	—	1,895
Stock options exercised	4,810	—	—	—	4,810
Restricted share units released	1,274	(1,020)	—	—	254
Executive share purchase plan shares, net of cancellation	245	—	—	—	245
Other	—	88	—	—	88
Translation of self-sustaining foreign operations	—	—	4,921	—	4,921
Translation of debt financing of self-sustaining foreign operations	—	—	(11)	—	(11)
Net earnings	—	—	—	25,718	25,718
Dividends paid	—	—	—	(7,375)	(7,375)

	10,582	4,308	4,910	18,343	38,143

Balance, December 31, 2005	$270,199	$16,989	$31,893	$100,845	$419,926

Market Risk
Interest rate risk
We are exposed to interest rate risk in connection with our $75 million revolving U.S. dollar LIBOR loan and senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes into floating rate payments. As a result, each 100 basis

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 35

point increase in interest rates charged on the balance of our outstanding floating rate debt as of December 31, 2005 will result in a decrease of approximately $0.8 million in our annual earnings.
Exchange rate sensitivity
We report our revenue in U.S. dollars. Our Canadian operations earn revenue and incur expenses in Canadian dollars. Given our significant Canadian dollar revenue, we are sensitive to the fluctuations in the value of the Canadian dollar and are therefore exposed to foreign currency exchange risk. Foreign currency exchange risk is the potential for loss in revenue and net income as a result of a decline in the U.S. dollar value of Canadian dollar revenue due to a decline in the value of the Canadian dollar compared to the U.S. dollar. Unrealized foreign currency translation gains and losses are recorded in the cumulative translation account (CTA), a balance sheet account, and does not currently impact net earnings.
The Canadian dollar is subject to volatility, and has experienced significant changes in its value compared to the U.S. dollar during 2001 through 2005. At December 31, 2005 and 2004 one U.S. dollar equaled $1.17 and $1.20 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and CTA for the twelve months ended December 31, 2005, 2004 and 2003.

(in millions of U.S. dollars, except percentages)	2005		2004		2003

Revenue	+/-$	1.6	+/-$	1.6	+/-$	1.5
Net earnings	+/-$	0.3	+/-$	0.4	+/-$	0.2
CTA	+/-$	1.9	+/-$	2.6	+/-$	1.9
The increasing proportion of our revenue derived from our U.S. operations and earned in U.S. dollars has, in part, offset the potential risk of a decline in the Canadian dollar. We expect that the proportion of revenue earned in U.S. dollars will continue to increase, further mitigating our foreign currency exchange sensitivity.
Goodwill and Other Intangible Assets
Intangible assets arising from acquisitions consist of the following:

(in thousands of U.S. dollars)	2005	2004

Customer relationships	$116,878	$95,982
Non-competition covenants	7,917	4,110
Goodwill	438,926	394,063
Accumulated amortization	(37,556)	(28,637)

Total	$526,165	$465,518

We completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2006, 2005 and 2004. Based on the testing performed, no impairment losses were incurred.
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
Customer relationships are generally amortized over their estimated economic useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life

36 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

of the covenant. During the first quarter 2004, certain of our subsidiaries changed their names and as a result we recognized a non-cash loss on the write-off of trademarks of $2.6 million before tax.
For the years ended December 31, 2005, 2004 and 2003, our amortization has been comprised of the following:

(in thousands of U.S. dollars)	2005	2004	2003

Customer relationships	$8,147	$5,290	$3,040
Non-competition covenants	216	168	168

Total	$8,363	$5,458	$3,208

We estimate that our amortization charges for intangible assets from 2006 through 2010 for all acquisitions consummated through December 31, 2005 will be:

Year Ended December 31,
(in thousands of U.S. dollars)	2006	2007	2008	2009	2010

Customer relationships	$10,882	$10,091	$9,664	$9,414	$8,992
Non-competition covenants	194	156	161	122	80

Total	$11,076	$10,247	$9,825	$9,536	$9,072

Related Party Transactions
We had transactions with, and recorded revenue from, the following related parties:

Year Ended December 31,
(in thousands of U.S. dollars)	2005	2004	2003

Northbridge Financial Corporation	$29,415	$23,378	$18,504
Crum & Forster Holdings, Inc.	941	682	1,259
Fairfax Inc.	585	3,638	8,411

	30,941	27,698	28,174
Old Lyme Insurance Company, Ltd (OLIC)	6,017	2,113	—

	$36,958	$29,811	$28,174

As of December 31, 2005 and 2004, we had accounts receivable and accounts payable balances with the above related parties in the amounts of $10.0 million and $36.7 million for 2005, respectively, and $4.6 million and $17.8 million for 2004, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies listed above, except for OLIC, are related through common ownership by Fairfax which owns approximately 26% of our common shares as of December 31, 2005. During the second quarter of 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, our Chief Operating Officer and a director of Hub. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own the company.
As of December 31, 2005 and December 31, 2004, subordinated convertible debentures of $35.0 million were held by certain subsidiaries of Fairfax.
During 2005, 2004 and 2003, we incurred expenses related to rental of premises from related parties in the amount of $2.8 million, $2.3 million and $2.1 million, respectively. At December 31, 2005 and 2004, we also had accounts receivable due from related parties in the amount of $2.2 million and $2.6 million, respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of these accounts receivable, as of December 31, 2005 and 2004, $1.5 million and $1.8 million respectively, were related to company loans to employees to purchase shares under our executive share purchase plan. The loans will mature June, 2011 and bear interest at a rate of prime plus 0.5%. The interest rate at December 31, 2005 was 5.5%. As collateral, the employees

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 37

have pledged 122,000 and 143,000 common shares as of December 31, 2005 and 2004, respectively, which have a market value of $3.2 million and $2.6 million as of December 31, 2005 and 2004, respectively.
Off-Balance Sheet Arrangements
Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction, which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively to a floating rate resulting in a savings of approximately $0.2 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively, or 0.54% and 2.00% for the years ended December 31, 2005 and 2004, respectively. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $4.0 million, is not recognized in our Canadian GAAP financial statements. We have no other material off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with Canadian GAAP. Our significant accounting polices are more fully described in Note 2 to our audited consolidated financial statements. Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require our management to make significant estimates and judgments; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts and policies, our observance of trends in the insurance industry, information provided by our clients and information provided by outside sources, as appropriate, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Our critical accounting policies include the recognition of commission income, the allocation of the purchase price of an acquisition, the measurement of goodwill and other intangibles and related impairment evaluation, the valuation of stock-based compensation, the measurement of income tax liabilities and recoverability of future tax assets, and the measurement of contingent liabilities and self-insured liabilities. Management has reviewed these critical accounting policies and related disclosures with our independent auditor and the Audit Committee of our Board of Directors. These policies are discussed below.
Recognition of Commission Income
We recognize commission income and fees as of the effective date of our client’s policy unless information is not available relating to the determination of their policy premiums, in which case we recognize commission income and fees related to that policy when that information becomes available and the revenue can be reasonably determined. The term effective date means the date from which protection is afforded under an insurance policy. At the effective date, we become entitled to the commission because the insurance coverage has been placed with the underwriter and the premium is owed by the client. On the effective date our work has been substantially completed and the related costs to produce, market and place the coverage have been incurred. We generally bill in the month of the effective date. As such, the amount of the commission related to the services provided has been determined and the premium is receivable as of that date. Accordingly, on the policy effective date the earnings process is complete and the services which we have been contracted to perform have been provided. This is in accordance with the criteria set forth in SAB 101 and SAB 104.
As an insurance brokerage we generally have two types of commissions: direct billed commissions and agency billed commissions. With direct bill, the insured is billed by the underwriter directly. The underwriter collects directly from the insured. We are then paid for our brokerage services (generally commission income) directly by the underwriter. Accordingly, we do not bill or collect fees directly from the insured. Commission income for direct billed commissions is recognized on the policy effective date. The other type of commission income is agency billed commission. In these arrangements we bill the insured directly, normally on or before the effective date of the policy. Premiums collected are remitted net of commission income to the insurance carriers.

38 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

We maintain an allowance for estimated policy cancellations and commission returns based upon the application of historical policy cancellation and commission return rates to the current year revenue, adjusted for any known items. Adjustments to the allowance for policy cancellations are recorded in commission revenue on our consolidated statements of earnings. The allowance for estimated policy cancellations is based on our management’s judgment, and is regularly evaluated by management by taking into consideration factors such as changes in the nature and volume of policies; trends in actual and forecasted policy cancellations; and current economic conditions that may affect the likelihood of client policy changes or cancellations. If our actual policy cancellation rates are significantly different from our historical policy cancellation rates, and those changes have not been adjusted for in the allowance, our actual commission income may be significantly different from what we estimated. We maintain an allowance for doubtful accounts that estimates uncollectible receivables based on the length of time receivables are past due and the financial health of specific customers. Adjustments to the allowance for doubtful accounts are recorded in selling, occupancy and administration expenses on our consolidated statements of earnings. If our actual doubtful accounts are significantly different than what we estimated, and those changes have not been adjusted for in the allowance, our results may be significantly different from what we estimated.
Allocation of the Purchase Price of an Acquisition
The acquisition of new brokerages is a fundamental component of our strategy. When we acquire a business, the cost of the purchase is allocated to all of the tangible and intangible assets acquired and liabilities assumed based on their fair values, with the excess recorded as goodwill. Any additional contingent consideration is recorded as an adjustment to goodwill once the contingency is resolved. For significant acquisitions, we engage qualified third party valuators to assist us in conducting asset valuations.
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
For acquisitions where part of the consideration paid has the character of compensation rather than purchase price, primarily for Talbot, we account for such payment as an expense. Where such compensation is stock based, our accounting policy for stock based compensation is followed. The fair value of such compensation is a significant estimate. The use of different estimates could produce results that are significantly different than our results of operations.
Goodwill and Other Intangible Assets
Intangible assets primarily represent goodwill associated with our acquisitions. Goodwill represents the excess of the cost of purchase of acquired businesses over the fair market value of their identifiable net assets.
We do not amortize goodwill and intangible assets with indefinite useful lives. We do, however, test these assets at least annually for impairment at the reporting unit level. We determine impairment by comparing the fair value of a reporting unit to its carrying value. The fair value of a reporting unit may be determined using a number of market valuation methods. To determine fair value we apply a market multiple to adjusted earnings for each reporting unit. The use of assumptions and estimates is inherent in each of these valuation techniques. The valuation method and the underlying assumptions and estimates are based on management’s judgment. The use of different judgments, estimates and assumptions could produce different results in the application of the impairment tests and, as a result, significantly different results of operations.
The cost of definite lived intangible assets is amortized over the estimated remaining economic useful life of the assets. We regularly evaluate whether events or changes in circumstances indicate that the carrying amount of intangibles, other than goodwill and intangible assets with indefinite useful lives, may warrant revision or may not be recoverable. The estimated useful life of customer relationships is generally ten to fifteen years. The estimation of the useful economic lives and the selection of estimates and assumptions used in conducting impairment tests require

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 39

the exercise of judgment. The use of different judgments, estimates and assumptions could produce different results in the application of the impairment tests of the assets and, as a result, significantly different results of operations.
Stock based compensation
Stock based compensation includes stock options, restricted shares and restricted share units (RSUs). Our accounting policy is to recognize the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests.
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
We estimate the fair value of RSUs granted at the fair market value on the date of grant.
Income Taxes
We account for income taxes in accordance with Canadian GAAP which requires that future tax assets and liabilities be recognized for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Futures taxes are recognized using tax rates expected to be in effect for the year in which the temporary differences are expected to reverse. Future tax assets are required to be reduced by valuation allowances if it is more likely than not that some portion of the future tax asset will not be realized.
We record valuation allowances to reduce future tax assets to the amounts that we estimate are not more likely than not to be realized. When assessing the need for valuation allowance, we consider projected future as well as historical taxable income, prudent and feasible tax planning strategies and the future reversal of existing taxable temporary differences. Should a change in circumstances lead to a change in our judgments about the reliability of future tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income.
We record an estimated income tax liability based on our best judgment of the amounts likely to be paid in the various tax jurisdictions in which we operate. The tax liabilities ultimately paid are dependent on a number of factors, including the filing of tax returns and the resolution of tax audits, and may differ from the amounts recorded. Tax liabilities are adjusted through income when it becomes probable that the actual liability differs from the amount recorded.
If actual results are not consistent with our estimates and judgments, our results of operations could be significantly different than reported. Our effective tax rate in a given period may be materially impacted by these estimates and judgments.
Contingent Liabilities and Self-Insured Liabilities
In the normal course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. Based on Canadian GAAP, which is consistent with FAS No. 5 “Accounting for Contingencies,” we determine whether to disclose and/or accrue for loss contingencies based on the assessment of whether the risk is remote, reasonably possible or probable, and is estimatable.
Management’s assessment may be developed in consultation with the Company’s professional advisors and is based on an analysis of possible outcomes under various strategies. This assessment requires management to make estimates and apply judgment to estimate the cost to settle these claims and lawsuits and to estimate the probability of loss contingencies actually occurring.
We are self insured for certain losses related to errors or omission claims, certain general insurance deductibles and a portion of our group medical insurance. The amounts in excess of self-insured levels are fully insured by third

40 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

parties, subject to certain limitations and exclusions. We utilize third party actuaries to assist in the valuation of certain of these liabilities. We accrue an estimated liability for these self-insured losses, including an estimate for incurred but not reported claims, based on known claims and past claims history, as well as an estimate for known claims. Reserves for self-insurance at December 31, 2005 were approximately $7.1 million and are included in accounts payable and accrued liabilities on our consolidated balance sheet.
Periodically, management reviews its assumptions and valuations to determine the adequacy of our self-insured reserves. We have not made any material changes in the methodology used to establish these reserves over the past two years. Uncertainty is associated with our self-insured liabilities because management must make estimates and apply judgments to estimate the ultimate cost to settle reported claims and incurred but not reported claims as of our balance sheet date. If actual results are not consistent with our estimates and judgments our results of operations could be significantly different than reported results.
Effects of Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The Company currently recognizes the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of compensation amounts recognized for book purposes, to be reported as a financing cash flow rather than as an operating cash flow as required under prior rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company will adopt SFAS No. 123 (R) on its effective date, which is January 1, 2006.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk”.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 41

Item 8.    Financial Statements and Supplementary Data
Index to notes to consolidated financial statements

Footnote	Description	Page

1	Nature of operations and recent significant transactions	50
2	Summary of significant accounting policies	50
3	Acquisitions and dispositions	53
4	Commitments and contingencies	56
5	Discontinued operations	58
6	Accounts and other receivables	59
7	Intangible assets	60
8	Property and equipment	61
9	Accounts payable and accrued liabilities	61
10	Debt	62
11	Defined contribution plan	63
12	Shareholders’ equity	63
13	Equity incentive plan	65
14	Earnings per share	67
15	Fair value of financial instruments	68
16	Income taxes	68
17	Interest and income taxes paid	70
18	Segmented information	70
19	Related party transactions	72
20	Reconciliation to U.S. GAAP	73
21	Quarterly data	76
22	Subsequent events	76

42 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

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
Management has assessed the effectiveness of Hub’s internal control over financial reporting as at December 31, 2005, and has concluded that such internal control over financial reporting was effective.
In conducting management’s assessment of the effectiveness of Hub’s internal controls over financial reporting, management has excluded Personal Lines Insurance Brokerage, Inc. (PLI) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by Hub in a purchase business combination on October 1, 2005. PLI is a wholly-owned subsidiary of Hub whose total assets and total revenues represent 4.7% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
PricewaterhouseCoopers LLP, who has audited the Company’s consolidated financial statements for the year ended December 31, 2005, has also audited management’s assessment of the effectiveness of Hub’s internal control over financial reporting as at December 31, 2005 as stated in their report which appears in Item 8 and is incorporated by reference in Item 9A of this Annual Report on Form 10-K.

Martin P. Hughes	Dennis J. Pauls
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
March 13, 2006	March 13, 2006

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 43

Report of Independent Registered Public Accounting Firm to the Board of Directors and Shareholders of Hub International Limited:
We have audited the accompanying consolidated balance sheets of Hub International Limited (the “Company”) as at December 31, 2005 and 2004 and the related consolidated statements of earnings, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2005. We have also audited the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and management’s assessment thereof included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under item 8. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements for the three year period ended December 31, 2005, an opinion on management’s assessment as at December 31, 2005 and an opinion on the effectiveness of the Company’s internal control over financial reporting as at December 31, 2005 based on our audits.
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
We conducted our audits of the Company’s consolidated financial statements in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We conducted our audit of the effectiveness of the Company’s internal control over financial reporting and management’s assessment thereof in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in accordance with Canadian generally accepted accounting principles. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as at December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the COSO.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may

44 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Personal Lines Insurance Brokerage, Inc. (“PLI”) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination on October 1, 2005. We have also excluded PLI from our audit of internal control over financial reporting. PLI is a wholly-owned subsidiary whose total assets and total revenues represent 4.7% and 1.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
Chicago, Illinois
March 1, 2006

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 45

Hub International Limited
Consolidated Balance Sheets
As of December 31, 2005 and 2004
(in thousands of U.S. dollars)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$70,118	$98,204
Trust cash	113,349	71,718
Accounts and other receivables	230,654	162,841
Income taxes receivable	6,001	6,208
Future income taxes	4,971	3,901
Prepaid expenses	6,436	5,835

Total current assets	431,529	348,707
Goodwill	421,158	376,676
Other intangible assets	105,007	88,842
Property and equipment	28,160	27,907
Future income taxes	4,528	4,368
Other assets	10,971	11,035

Total assets	$1,001,353	$857,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$384,174	$271,843
Income taxes payable	4,344	2,273
Future income taxes	359	34
Current portion long-term debt and capital leases	4,910	5,195

Total current liabilities	393,787	279,345
Long-term debt and capital leases	135,363	146,602
Subordinated convertible debentures	35,000	35,000
Future income taxes	17,277	14,805

Total liabilities	581,427	475,752

Commitments and Contingencies
Shareholders’ equity
Share capital	270,199	259,617
Contributed surplus	16,989	12,681
Cumulative translation account	31,893	26,983
Retained earnings	100,845	82,502

Total shareholders’ equity	419,926	381,783

Total liabilities and shareholders’ equity	$1,001,353	$857,535

(the accompanying notes form an integral part of the financial statements)

46 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Hub International Limited
Consolidated Statements of Earnings
For the years ended December 31, 2005, 2004 and 2003
(in thousands of U.S. dollars, except per share amounts)

	2005	2004	2003

Revenue
Commission income	$389,907	$323,150	$258,099
Contingent commissions and volume overrides	40,454	21,705	18,530
Other	12,195	10,226	9,730

	442,556	355,081	286,359

Expenses
Employee cash compensation	246,263	195,706	156,320
Selling, occupancy and administration	82,843	71,948	56,606
Depreciation	8,714	7,242	6,244
Interest expense	10,656	7,406	5,191
Intangible asset amortization	8,363	5,458	3,208
Compensation for Talbot earnout	28,716	14,388	—
Other non-cash stock based compensation	7,184	6,502	4,801
Gain on disposal of subsidiaries, property, equipment and other assets	(2,943)	(1,923)	(202)
Loss on foreign exchange forward contract	555	—	—
Gain on forgiveness of debt	(4,500)	—	—
Loss on write-off of trademarks	—	2,587	—
Gain on put option liability	—	—	(160)
Proceeds from life insurance	—	—	(1,000)

	385,851	309,314	231,008

Net earnings from continuing operations before income taxes	56,705	45,767	55,351

Provision for income tax expense
Current	29,791	19,784	16,922
Future	1,167	200	1,920

	30,958	19,984	18,842

Net earnings from continuing operations	25,747	25,783	36,509
Net earnings (loss) from discontinued operations	(29)	461	—

Net earnings	$25,718	$26,244	$36,509

Basic earnings per share
Continuing operations	$0.84	$0.85	$1.22
Discontinued operations	—	0.02	—

Total operations	$0.84	$0.87	$1.22

Diluted earnings per share
Continuing operations	$0.76	$0.79	$1.14
Discontinued operations	—	0.01	—

Total operations	$0.76	$0.80	$1.14

Weighted average shares outstanding — Basic (000’s)	30,561	30,246	29,967
Weighted average shares outstanding — Diluted (000’s)	36,619	35,305	33,767
(the accompanying notes form an integral part of the financial statements)

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 47

Hub International Limited
Consolidated Statements of Retained Earnings
For the years ended December 31, 2005, 2004 and 2003
(in thousands of U.S. dollars)

	2005	2004	2003

Retained earnings — Beginning of year	$82,502	$62,356	$31,915
Net earnings	25,718	26,244	36,509
Dividends	(7,375)	(6,098)	(6,068)

Retained earnings — End of year	$100,845	$82,502	$62,356

(the accompanying notes form an integral part of the financial statements)

48 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Hub International Limited
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(in thousands of U.S. dollars)

	2005	2004	2003

OPERATING ACTIVITIES
Net earnings	$25,718	$26,244	$36,509
Items not affecting cash
Amortization and depreciation	17,342	12,786	9,452
Gain on disposal of subsidiaries, property, equipment and other assets	(2,913)	(1,880)	(202)
Compensation for Talbot earnout	28,716	14,388	—
Other non-cash stock based compensation	7,184	6,502	4,801
Gain on forgiveness of debt	(4,500)	—	—
Loss on write-off of trademarks	—	2,587	—
Gain on put option liability	—	—	(160)
Future income taxes	1,271	130	1,920
Non-cash working capital items
Trust cash	(34,219)	(3,351)	(886)
Accounts and other receivables	(33,451)	16,024	(3,766)
Prepaid expenses	(259)	(1,303)	(2,616)
Accounts payable and accrued liabilities	54,739	(12,024)	13,933
Compensation for Talbot earnout — paid	(16,434)	—	—
Other assets	515	512	(2,062)
Income taxes	2,304	(2,646)	(2,184)

Net cash flows from operating activities	46,013	57,969	54,739

INVESTING ACTIVITIES
Property and equipment — purchases	(7,982)	(7,293)	(6,125)
Property and equipment — proceeds on sale	26	159	69
Purchase of subsidiaries, net of cash received	(66,145)	(94,307)	(14,881)
Sale of subsidiaries	5,127	7,454	1,098
Other assets	5,068	687	(307)

Net cash flows used for investing activities	(63,906)	(93,300)	(20,146)

FINANCING ACTIVITIES
Long-term debt and capital leases — advances	10,000	65,000	65,000
Long-term debt and capital leases — repayments	(18,907)	(11,326)	(54,540)
Proceeds from exercise of stock options	4,542	497	222
Dividends paid	(7,375)	(6,098)	(6,068)
Share capital — issued for cash, net of issue costs	15	—	(61)

Net cash flows (used for) from financing activities	(11,725)	48,073	4,553

Effect of exchange rate changes on cash and cash equivalents	1,532	3,410	2,264

Change in cash and cash equivalents	(28,086)	16,152	41,410
Cash and cash equivalents — Beginning of year	98,204	82,052	40,642

Cash and cash equivalents — End of year	$70,118	$98,204	$82,052

(the accompanying notes form an integral part of the financial statements)

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 49

Hub International Limited
Notes to Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
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
PLI
On October 1, 2005, the Company purchased Personal Lines Brokerage, Inc. (PLI) from The Chubb Corporation, which was accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of PLI are included in the Company’s consolidated results from the date of acquisition.
Talbot
On July 1, 2004, the Company purchased Talbot Financial Corporation (Talbot) as described below, which was accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of Talbot are included in the Company’s consolidated results from the date of acquisition.
The Company purchased all of the common shares of Satellite Acquisition Corporation (Satellite), a corporation formed by senior management at Talbot. In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company will purchase special shares of Satellite owned by the management of Talbot, using a combination of both restricted and unrestricted common shares of the Company or cash. The first payment of $16.4 million, was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The remaining payments will be made on March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the twelve months ending December 31, 2005 and 2006, respectively. The contingent payment to Talbot management is recorded by the Company as a charge to earnings over the period in which the payments are earned, because it is a compensation based arrangement and specifically a performance award. The Company estimates that the aggregate value of compensation which will be recognized under this arrangement will be approximately $56 million, of which $28.7 million and $14.4 million were recognized in 2005 and 2004, respectively. At December 31, 2005, $26.7 million of compensation relating to the Talbot acquisition was included in accounts payable and accrued liabilities.
Bank facility
On April 23, 2004 the Company renegotiated an existing unsecured loan facility, increasing the funds available from $65 million to $75 million (see note 10 “Debt”). $65 million of this facility was drawn and was used for the acquisition of Talbot.
2.  Summary of significant accounting policies
These consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from U.S. GAAP and to the extent that they affect the Company, the differences are described in note 20 “Reconciliation to U.S. GAAP.” The more significant of the accounting policies are as follows:
Basis of presentation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All material inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

50 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Estimates and assumptions
Preparation of the financial statements in conformity with Canadian and U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amount of revenue and expense during the reporting period. The principal estimates used in the preparation of these financial statements are the determination of the provision for cancelled policies relating to revenue recognition, allowance for doubtful accounts, the allocation of the purchase price on acquisitions, the valuation of reporting units when testing the recoverability of goodwill and other intangible assets, the estimation of the useful lives of definite life intangible assets, the measurement of non-cash stock based compensation, the measurement of income tax liabilities and the recoverability of future income tax assets, and the measurement of self-insured liabilities and contingent liabilities. Actual results could differ from those estimated.
Foreign currency translation
The operations of the Company’s subsidiaries outside of the U.S. are self-sustaining. The assets and liabilities of these subsidiaries as at December 31, 2005 and 2004 were translated to U.S. dollars at the year-end exchange rate. Revenue and expenses for 2005, 2004 and 2003 were translated to U.S. dollars at the average exchange rate for those periods. Accordingly, the unrealized gains and losses which result from this translation are deferred and included in shareholders’ equity under the caption “Cumulative translation account.”
Revenue recognition
Commission income and fees (including commission income related to installment billing arrangements) are recognized as of the effective date of the policy unless information is not available relating to the determination of the client’s policy premiums, in which case commission income and fees related to that policy are recognized when that information becomes available and the revenue can be reasonably determined. The term effective date means the date from which protection is afforded under an insurance policy. At the effective date, the Company becomes entitled to the commission because the insurance coverage has been placed with the underwriter and the premium is owed by the client. On the effective date the Company’s work has been substantially completed and the related costs to produce, market and place the coverage have been incurred. The Company generally bills in the month of the effective date. As such, the amount of the commission related to the services provided has been determined and the premium is receivable as of that date. Accordingly, on the policy effective date the earnings process is complete and the services which the Company has been contracted to perform have been provided. This is in accordance with the criteria set forth in SAB 101 and SAB 104.
As an insurance brokerage the Company generally has two types of commission income: direct billed commissions and agency billed commissions. With direct bill, the insured is billed by the underwriter directly. The underwriter collects directly from the insured. The Company is then paid for brokerage services (generally commission income) directly by the underwriter. Accordingly, the Company does not bill or collect fees directly from the insured. Commission income for direct billed commissions is recognized on the effective policy date. The other type of commission income is agency billed commission. In these arrangements the Company bills the insured directly, normally on or before the effective date of the policy. Premiums collected are remitted net of commission income to the insurance carriers.
Commission income is reported net of sub-broker commission expense. Commission and other adjustments are recorded when they occur and the Company maintains an allowance for estimated policy cancellations and commission returns by applying historical policy cancellation and commission return rates to the current year revenue, adjusted for any known deviations. The Company also maintains an allowance for doubtful accounts based on the length of time receivables are past due and the financial health of specific customers.
The Company is entitled to contingent commissions and volume overrides from insurance companies which are recorded in the period in which amounts can be reasonably estimated, which is usually when the amounts are received. Other revenue primarily includes investment income, policy service fees and income earned related to the financing of client premiums. Investment income is recorded when earned. Policy service fees are recorded on the effective date of the policy, at which time the service has been provided. Income earned related to the financing of client premiums is recorded when known.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 51

Cash and cash equivalents
Cash and cash equivalents consist of cash, and highly liquid investments having maturities of three months or less at the acquisition date.
Trust cash
Premiums collected (less commissions and other deductions), but not yet remitted to insurance companies, are included in trust cash. Trust cash is restricted as to use by contractual obligations and by laws in certain states and provinces in which the Company operates. Other deductions from premiums collected include advance payments to underwriters as well as advance claim payments and return premiums to clients. The cash held in trust is shown separately on the Company’s balance sheet under the caption “Trust Cash.” On the statement of cash flows, changes in trust cash are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization Depreciation is recorded based on the estimated economic useful lives of the related assets as follows: for computer equipment on a straight-line basis from 3 to 5 years or on a 30% declining balance method; for furniture, fixtures, and office equipment on a straight-line basis from 5 to 7 years or on a 20% declining balance method. Leasehold improvements are amortized on the straight-line method over the term of the related lease. Upon sale or retirement, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in earnings. If the carrying value of property and equipment is identified as impaired, it is written down to its fair value.
Business combinations
Acquisitions of subsidiaries have been accounted for using the purchase method, whereby the results of acquired companies are included only from the date of acquisition. Consideration which is contingent on maintaining or achieving specified earnings levels in future periods is recorded as goodwill when the contingency is resolved and the additional consideration is issued or becomes issuable. For significant acquisitions, the Company engages qualified third party valuators to assist it in conducting asset valuations. The fair value of assets, including intangible assets, and liabilities may be determined using a number of valuation methods including net realizable values, market prices and discounted cash flows. For acquisitions where part of the consideration paid has the character of compensation rather than purchase price, the Company accounts for such payment as an expense. Where such compensation is stock based, the Company’s accounting policy for stock based compensation is followed.
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
The Company completed its impairment testing on the balance of goodwill and indefinite lived intangible assets as of January 1, 2006, 2005 and 2004. Based on the testing performed, no impairment losses were incurred.
Intangible assets other than goodwill which do not have indefinite lives are amortized over their economic useful lives. The estimated economic useful life of customer relationships is generally ten to fifteen years. These intangible assets are regularly evaluated to see whether events or changes in circumstances indicate that the carrying value may warrant revision or may not be recoverable.
Interest rate swap
The Company accounts for interest rate swaps with respect to its long-term debt using the synthetic instruments method under which the net interest on the swap and associated debt is reported in earnings as if it were a single synthetic financial instrument. The fair value of the derivative is not recognized in the balance sheet.

52 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Stock based compensation
The Company recognizes the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests under the fair value based measurement method.
Future income taxes
Future income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases. Future income tax assets and liabilities are determined for each temporary difference based on the tax rates which are expected to be in effect when the asset or liability is settled. The benefit of loss carry forwards is recognized as an asset to the extent that it is more likely than not to be realized.
Put options
The fair value of put options issued by the Company as consideration for businesses acquired is classified as long-term debt until such time as the option is exercised or expires. Changes in the fair value of these options are recorded in earnings. As part of the negotiations of contingent consideration the former owners of certain companies acquired in 2001 agreed to relinquish their rights to put options on 730,000 common shares at December 31, 2003 and on 1,423,000 common shares at December 31, 2002. Accordingly at December 31, 2005 and 2004 no put options were outstanding on the Company’s common shares.
Discontinued operations
During the third quarter 2005, the Company adopted a formal plan of disposition related to its U.S. financial services operation (the “Discontinued Business”). Preparation of the financial statements in conformity with Canadian and U.S. GAAP requires management to report revenue and expenses for the reporting period as “Discontinued Operations”, and as such is shown separately from continuing operations. See note 5 “Discontinued Operations”.
3.  Acquisitions and dispositions
The Company’s strategic business plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Insurance brokerages, due to their nature, typically maintain a very low capital to earnings ratio. As a result, the Company records a substantial amount of goodwill and other intangible assets in connection with acquisitions.
The Company typically pays a significant portion of the consideration for an acquired brokerage in cash. Consideration for the remainder of the purchase price is normally in the form of the Company’s common shares based on the fair market value of the Company’s common shares as traded on the NYSE or TSX, and is defined and calculated pursuant to the acquisition agreement. In addition previous owners of certain acquired entities are entitled to contingent consideration if certain revenue or profitability targets are met. See note 4 “Commitments and contingencies.”

(a)	During 2005, the Company purchased all of the issued and outstanding shares of PLI from The Chubb Corporation, and THB Intermediaries, Inc. (THB) as well as the assets of 13 other insurance brokerages, all of which were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

The preliminary allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in 2005 are summarized below, as well as adjustments to preliminary

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 53

allocations and contingent consideration, relating to prior period acquisitions. The allocation of purchase price will be finalized when certain tangible net worth adjustments are made in the first quarter of 2006.

	THB	PLI	Other	Total

Acquisition Date	May 2, 2005	October 1, 2005	Various
Current assets	$33,373	$11,794	$4,264	$49,431
Current liabilities	(32,660)	(8,097)	(4,846)	(45,603)
Property, equipment and other assets	611	411	580	1,602

Net assets (liabilities) at fair value	$1,324	$4,108	$(2)	$5,430

Consideration
Cash	$4,859	$38,409	$25,275	$68,543
Payable	—	250	2,740	2,990
Common shares (at market value)	707	—	1,896	2,603

	$5,566	$38,659	$29,911	$74,136

Goodwill	$2,492	$18,000	$23,445	$43,937
Customer relationships	1,750	13,238	5,983	20,971
Non-competition covenants	—	3,313	485	3,798

	$4,242	$34,551	$29,913	$68,706

Number of shares issued as consideration (000’s)	36	—	104	140

Of the goodwill acquired, $40,986 is deductible for tax purposes. Goodwill includes $9,336 associated with adjustments to preliminary allocations and contingent consideration relating to prior period acquisitions.
In anticipation of funding an acquisition in 2005, the Company entered into a foreign exchange forward contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate at the date of conversion generated a foreign exchange loss of $0.6 million, which is included in the Consolidated Statements of Earnings. During 2005, the Company sold stock and assets of certain insurance brokerages for $5,388, resulting in a gain of $2,485.

(b)	During 2004, the Company purchased Talbot (as described above), all of the issued and outstanding membership interests of Bush, Cotton & Scott, LLC, now known as “HUB Northwest,” located in the State of Washington, as well as the assets of five other insurance brokerages, all of which were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

54 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

The allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in 2004 are summarized below:

		Bush, Cotton
	Talbot	& Scott	Other	Total

Acquisition Date	July 1, 2004	April 1, 2004	Various
Current assets	$49,639	$4,702	$358	$54,699
Current liabilities	(41,261)	(4,803)	(146)	(46,210)
Property, equipment and other assets	8,316	96	95	8,507
Long-term debt and capital leases	(16,129)	(2,826)	—	(18,955)

Net assets (liabilities) at fair value	$565	$(2,831)	$307	$(1,959)

Consideration
Cash	$93,946	$11,966	$10,798	$116,710
Payable	—	—	1,447	1,447
Common shares (at market value)	—	2,800	533	3,333

	$93,946	$14,766	$12,778	$121,490

Goodwill	$48,649	$9,932	$10,722	$69,303
Customer relationships	44,163	6,891	1,641	52,695
Non-competition covenants	569	774	108	1,451

	$93,381	$17,597	$12,471	$123,449

Number of shares issued as consideration (000’s)	—	152	29	181

Of the goodwill acquired $67,792 is deductible for tax purposes. Goodwill includes $3,051 associated with adjustments to preliminary allocations and contingent consideration relating to prior period acquisitions.
During 2004, the Company sold assets and shares of certain insurance brokerages for $9,166, resulting in a gain of $2,086.

(c)	During 2003, the Company acquired nine brokerages, all of which were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 55

The allocation of the purchase price, including goodwill and other identifiable assets, and the cost of the acquired brokerages in 2003 are summarized below:

Total

Acquisition Date	Various
Current assets	$4,298
Current liabilities	(3,726)
Property, equipment and other assets	24

Net assets at fair value	$596

Consideration
Cash	$8,136
Common shares (at market value)	538

$8,674

Goodwill	$6,389
Customer relationships	1,352
Non-competition covenants	337

$8,078

Number of shares issued as consideration (000’s)	32

Of the goodwill acquired, $1,367 is deductible for tax purposes. In addition, the Company also recognized $1,800 of goodwill associated with contingent consideration relating to prior year acquisitions.
As part of the negotiations of the contingent consideration for J.P. Flanagan Corporation (Flanagan), a brokerage purchased in 2001, total additional consideration of 37,500 of the Company’s common shares was earned at December 31, 2003, valued at approximately $635, based on the closing price of the shares at December 31, 2003 on the NYSE. The common shares were recorded as “issuable shares” and included in shareholders’ equity, and goodwill was increased by the same amount at December 31, 2003. Also as part of the negotiations the former owner agreed to relinquish his rights to put options on the 730,000 shares previously issued as well as on shares issued as contingent consideration. In addition the Company issued non-cash stock based compensation in the form of 84,375 restricted share units in 2004 valued at $1.4 million.
4.  Commitments and contingencies

(a)	The insurance industry in general, and certain of the Company’s subsidiaries, have been the subject of scrutiny by various regulatory bodies, including state attorneys general and the departments of insurance for various states, with respect to certain contingent commission arrangements between insurance companies and brokers.

As previously reported, HUB Northeast formerly known as Kaye Insurance Associates, Inc., a subsidiary of the Company, received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. Since August 2004, various other subsidiaries of Hub have received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec. The Company retained external counsel to assist in responding to the New York Attorney General’s and other inquiries and, among other things, requested that such external counsel conduct an investigation of HUB Northeast and of our hubs to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes or other illegal practices. Such investigation having been concluded to date, management is unaware of any incidents of falsifying or inflating insurance quotes or other illegal practices. State attorneys general and insurance departments continue their investigations of various industry practices. The Company continues to review its practices in light of these investigations and resulting charges brought against other brokers.

56 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

The Company has fully cooperated with the attorney general and department of insurance inquiries. While it is not possible to predict the outcome of these investigations, if contingent compensation agreements were to be restricted or no longer permitted, the Company’s financial condition, results of operation and liquidity may be materially adversely affected.

The Company was first named as a defendant in a federal class action lawsuit in October 2004. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” A number of substantially similar federal class actions were filed against the Company and many other defendants. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred these and other class actions in which the Company was not named to the District of New Jersey. In August 2005 and February 2006, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey and styled In re Insurance Brokerage Antitrust Litigation. The case has now been divided into two cases, one for employee benefits and the other for commercial insurance. Certain of our subsidiaries have been named as additional defendants. A handful of allegations specifically pertaining to the Company have been added, but remain vague. The judge in these actions has permitted limited discovery to take place which is continuing. The Company disputes the allegations made in these lawsuits and intends to vigorously defend these cases.

In January, 2005 the Company and its affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through the Chicago office of what is now HUB Midwest and claims that an undisclosed contingent commission was received with respect to its policy. The Company disputes the allegations of this lawsuit and is vigorously defending this case.

The cost of defending against the lawsuits, and diversion of management’s attention, may be significant and could have a material adverse effect on the Company’s results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit could result in a significant judgment or imposition of liability against the Company that could have a material adverse effect on the Company’s financial condition, results of operation and liquidity.

In the normal course of business, the Company is involved in various claims and legal proceedings relating to insurance placed by the Company and other contractual matters. Management does not believe that any such pending or threatened proceedings will have a material adverse effect on the Company’s consolidated financial position or future results of operations.

The Company has not recorded a liability at December 31, 2005 and 2004 related to these matters.

(b)	On July 1, 2004, the Company purchased all of the common shares of Satellite Acquisition Corporation (Satellite) a corporation formed by senior management at Talbot Financial Corporation (Talbot). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company is to purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted common shares of the Company or cash. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The remaining payments will be made on March 31, 2006 and March 31, 2007 based upon Talbot’s earnings for the 12 month periods ending December 31, 2005 and 2006, respectively. The contingent payment to Talbot management is recorded by the Company as a charge to earnings over the period in which the payments are earned because it is a compensation based arrangement and specifically a performance award. The Company estimates that the aggregate value of compensation which will be recognized under this arrangement will be approximately $56 million, of which $28.7 million and $14.4 million were recognized in 2005 and 2004, respectively. At December 31, 2005, $26.7 million has been included in accounts payable and accrued liabilities.

In connection with the 2002 acquisition of Hooper Hayes and Associates, Inc., now a part of HUB California, the Company issued 196,000 shares (the “Retractable Shares”) that were deposited in escrow subject to release over a period of three years upon the satisfaction of certain performance targets. As of December 31, 2005, 196,000 shares had been released from escrow.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 57

In connection with other various acquisitions completed through December 31, 2005, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $14.3 million in cash and $8.6 million in common shares of the Company based upon the acquired brokerages achieving certain targets. The contingent payments are payable on various dates through July, 2009 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at December 31, 2005, the financial statements reflect a liability to pay cash of $0.5 million.

(c)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $3,915 and $4,287 as of December 31, 2005 and 2004, respectively, to assist in purchasing common shares of the Company. The Company no longer makes loans to its executive officers and directors. As collateral, the employees have pledged 383,000 and 431,000 common shares as of December 31, 2005 and 2004, respectively, which have a market value of $9,877 and $7,885 as of December 31, 2005 and 2004, respectively. The loans will mature during 2009 and 2010 and bear interest at a rate of prime plus 0.5%. The interest rate at December 31, 2005 was 5.5%. Interest on the loans in the amount of $197, $192 and $279 for the years ended December 31, 2005, 2004 and 2003, respectively, was paid by the Company and is included in cash compensation expense.

(d)	The Company is committed under lease agreements for office premises and computer equipment. At December 31, 2005, aggregate minimum rental commitments (net of expected sub-lease receipts) under operating leases are as follows:

2006	$19,329
2007	17,352
2008	15,814
2009	13,755
2010	10,698
2011 and thereafter	24,799

$101,747

Rent expense for the years ended December 31, 2005, 2004, and 2003 amounted to $16,653, $13,998, and $11,503, respectively, net of sublease rental income of $1,392, $1,479 and $1,282, respectively.

e)	In the ordinary course of business, the Company and its subsidiaries are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of management, the ultimate resolution of all such asserted and potential claims and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company. The Company self insures for certain losses related to errors or omission claims, certain general insurance deductibles and a portion of its group medical insurance. The amounts in excess of self-insured levels are fully insured by third parties, subject to certain limitations and exclusions. Reserves for all self-insurance at December 31, 2005 were approximately $7.1 million and are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.
5.  Discontinued operations
During 2005, the Company adopted a formal plan of disposition related to its U.S. financial services operation (the “Discontinued Business”). The Company sold those operations January 1, 2006. As a result of this plan of disposal, the results of operations for the Discontinued Business have been reported as net earnings from discontinued operations in the Consolidated Statements of Earnings for all periods presented. In conjunction with the sale, the Company will continue to receive certain fees received by the buyer. These payments will be contingent consideration on the sale and therefore not direct cash flows of the disposed component and will be recorded net of tax as net earnings from discontinued operations in future periods. These payments will not provide the Company with the ability to otherwise be involved in the operations of the disposed component.

58 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Summarized statement of earnings disclosure for the Discontinued Business is as follows:

Year Ended December 31,	2005	2004

Revenue	$6,900	$5,769
Net earnings before taxes	$53	$511
Provision for income tax expense	$82	$50
Net earnings (loss) from discontinued operations	$(29)	$461
Summarized balance sheet disclosure for the Discontinued Business is as follows:

Year Ended December 31,	2005	2004

Total current assets	$2,265	$3,720
Total assets	$5,054	$6,498
Total current liabilities	$5,173	$5,122
Total liabilities	$6,057	$6,180
Total shareholders’ equity (deficit)	$(1,003)	$318
Summarized statement of cash flows disclosure for the Discontinued Business is as follows:

Year Ended December 31,	2005	2004	2003

Net cash flows provided by operating activities	$873	$1,548	$—
Net cash flows provided by (used in) investing activities	115	(19)	—
Net cash flows used in financing activities	(1,359)	(810)	—

Net cash flow provided by (used in) discontinued operations	$(371)	$719	$—

6.  Accounts and other receivables
Accounts and other receivables consist of the following:

	December 31,

	2005	2004

Client premiums receivable	$153,883	$128,345
Commissions receivable	69,736	31,565
Less: Allowance for doubtful accounts	(1,931)	(1,436)
Less: Allowance for policy cancellations	(1,964)	(1,876)

	219,724	156,598
Other receivables	10,930	6,243

	$230,654	$162,841

Allowance for doubtful accounts:

	2005	2004	2003

Balance, January 1	$1,436	$1,086	$714
Charged to net earnings before income taxes	750	664	1,057
Deductions of amounts previously charged to the provision	(533)	(1,251)	(810)
Acquired through acquisitions	278	937	125

Balance, December 31	$1,931	$1,436	$1,086

Losses relating to the non-collection of client premium receivables may be mitigated by cancellation of the underlying insurance policy.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 59

7.  Intangible assets
As of December 31, 2005 and 2004 the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of December 31, 2005			As of December 31, 2004

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Definite life intangible assets:
Customer relationships	$116,878	$19,109	$97,769	$95,982	$10,802	$85,180
Non-competition covenants	1,397	679	718	791	448	343

	118,275	19,788	98,487	96,773	11,250	85,523

Indefinite life intangible assets:
Non-competition covenants	6,520	—	6,520	3,319	—	3,319

Total	$124,795	$19,788	$105,007	$100,092	$11,250	$88,842

The Company is unable to estimate the economic useful life of certain non-competition covenants. These indefinite life intangible assets as well as goodwill are reviewed annually, on January 1, for impairment. Once a non-competition covenant is triggered, following departure of an employee from the Company, the Company’s policy is to amortize the related intangible asset over the period of the contractual obligation.
Additions, excluding dispositions, to intangible assets during 2005 and 2004 were as follows:

	2005	2004

Definite life intangible assets:
Customer relationships	$20,971	$52,695
Non-competition covenants	385	—

	21,356	52,695
Indefinite life intangible assets:
Non-competition covenants	3,413	1,451

Total	$24,769	$54,146

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2003	$92,079	$213,783	$305,862
Goodwill acquired during 2004	1,005	68,298	69,303
Goodwill disposed during 2004	(4,604)	(727)	(5,331)
Cumulative translation adjustment	6,842	—	6,842

Balance as of December 31, 2004	95,322	281,354	376,676
Goodwill acquired during 2005	2,681	41,256	43,937
Goodwill disposed during 2005	(2,041)	(497)	(2,538)
Cumulative translation adjustment	3,083	—	3,083

Balance as of December 31, 2005	$99,045	$322,113	$421,158

60 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

For the years ended December 31, 2005, 2004 and 2003, amortization has been comprised of the following:

	2005	2004	2003

Customer relationships	$8,147	$5,290	3,040
Non-competition covenants	216	168	168

Total	$8,363	$5,458	$3,208

The Company estimates the amortization charges for 2006 through 2010 for all acquisitions consummated through December 31, 2005 will be:

Year Ended December 31,	2006	2007	2008	2009	2010

Customer relationships	$10,882	$10,091	$9,664	$9,414	$8,992
Non-competition covenants	194	156	161	122	80

Total	$11,076	$10,247	$9,825	$9,536	$9,072

8.  Property and equipment

	2005			2004

		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value

Leasehold improvements	$13,636	$6,663	$6,973	$12,496	$4,937	$7,559
Office equipment	22,103	12,395	9,708	18,959	10,268	8,691
Computer equipment	34,300	22,821	11,479	29,250	17,593	11,657

	$70,039	$41,879	$28,160	$60,705	$32,798	$27,907

Included in computer equipment is computer software with a net book value of $5,865 and $6,331 at December 31, 2005 and 2004, respectively. Depreciation expense of $2,391, $1,906 and $1,538 was charged against these assets for the years ended December 31, 2005, 2004 and 2003, respectively.
During 2005 and 2004, property and equipment were acquired at an aggregate cost of $7,982 and $7,293 respectively, of which NIL were acquired by means of capital leases and other financing.
The cost above reflects certain property and equipment held under capital leases of which the remaining liability at December 31, 2005 and 2004 was $185 and $468, respectively.
9.  Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consist of the following:

	December 31,

	2005	2004

Insurance premiums payable	$230,178	$198,901
Other accounts payable and accrued liabilities	127,326	58,554
Compensation related to Talbot acquisition	26,670	14,388

	$384,174	$271,843

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 61

10.  Debt

	December 31,

Long-term Debt and Capital Leases	2005	2004

Series A Senior Notes, with interest at 5.71%(1)(5)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16%(1)(5)	55,000	55,000
Revolving U.S. Dollar LIBOR loan(2)(5)	65,000	65,000
Term loan, interest only at 10%, due February 2007(3)	—	7,500
Term loan, variable interest, due December 2007	2,300	3,500
Various other unsecured notes payable and debt(4)	7,788	10,329
Capital leases(4)	185	468

Long-term debt and capital leases	140,273	151,797
Less current portion	(4,910)	(5,195)

	$135,363	$146,602

Future repayments of long-term debt and capital leases are as follows:

For the Year Ended December 31,
2006	$4,910
2007	3,415
2008	4,779
2009	79,836
2010	14,333
2011 and thereafter	33,000

$140,273

(1)	Senior Notes — As at December 31, 2005 the Company had outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2002. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. Net proceeds of the sale of the senior notes were used to pay down $50 million of the Company’s revolving U.S. Dollar LIBOR Loan with the balance used for general corporate purposes and acquisitions. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At December 31, 2005, $65 million was outstanding under these senior notes, and the Company was in compliance with all financial covenants governing the senior notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate resulting in a savings of approximately $0.2 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single synthetic financial instrument. As at December 31, 2005, the Company estimated the fair value of the swap to be $4.0 million, which is not recognized in these financial statements. Accordingly, $4.0 million is the estimated amount that the Company would need to pay to terminate the swap as of December 31, 2005.

(2)	Revolving U.S. dollar LIBOR loan — This unsecured facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 4.39% and 2.40% at December 31, 2005 and 2004, respectively. The facility is available on a revolving basis for one year. The loan expires on April 19, 2006.

62 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

However, if the revolving period is not extended, the Company may convert the outstanding balance under the facility to a three year non-revolving term loan repayable at the end of three years with an interest rate of 137.5 basis points above the Canadian dollar interest swap rate which was 4.14% and 3.45% at December 31, 2005 and 2004, respectively. An annual commitment fee of 20 basis points is assessed on the unused balance. Borrowings under this facility totaled $65 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, the Company was in compliance with all financial covenants governing this facility.

(3)	During the first quarter 2005, an early payment settlement was negotiated in respect of the Company’s $7.5 million loan from an insurance carrier. The loan agreement provided for an incentive agreement whereby a credit could be earned to reduce interest payments (based on target premiums placed with the carrier) and principal amounts (based on target premiums placed with the carrier as well as loss ratios on those premiums). The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million and interest payments for the first quarter 2005 being reduced to zero. The Company paid $3.0 million in March 2005 and recorded a gain on forgiveness of debt of $4.5 million for the first quarter 2005. Interest expense on this loan totalled $0.1 million and $0.8 million in 2005 and 2004 (which was subsequently reduced to zero).

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of these loans at December 31, 2005 and 2004, respectively.

(5)	Certain U.S. denominated debt, including subordinated convertible debentures, has been designated as a hedge against the Company’s investment in its U.S. operations. Therefore, translation gains or losses on the U.S. denominated debt are recorded in the cumulative translation account.

Demand U.S. dollar base rate loan
The Company has an undrawn $10.3 million facility which bears interest at the bank’s U.S. rate which was 7.75% and 5.75% at December 31, 2005 and 2004, respectively, plus 50 basis points. Borrowings on the facility are repayable on demand.
Subordinated convertible debentures
The Company has outstanding 8.5% subordinated convertible debentures (the “Fairfax notes”) in the amount of $35 million due June 28, 2007 held by certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at Canadian (C) $17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 31% of the Company’s total outstanding common shares as of December 31, 2005.
11.  Defined contribution plan
Substantially all officers and employees of the Company are entitled to participate in a qualified retirement savings plan (defined contribution plan). The cost to the Company was $3,581, $2,662 and $1,781 for 2005, 2004 and 2003, respectively.
12.  Shareholders’ equity
Share capital
At December 31, 2005, 2004 and 2003 there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At December 31, 2005, 2004 and 2003 there were an unlimited number of common shares authorized, of which 30,952,000, 30,411,000 and 30,143,000 were issued and outstanding as at December 31, 2005, 2004 and 2003, respectively.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 63

	Common Shares
	Outstanding

	(000’s)	Amount

Balance, December 31, 2002	29,025	$235,197
Purchase of subsidiaries	32	538
Repurchases of executive share purchase plan shares	(7)	(66)
Share issue costs, net of future tax asset	—	(61)
Shares issued for contingent consideration	1,246	14,041
Cancellation of shares	(8)	(91)
Restricted share units released	7	112
Stock options exercised	1	14
Reclassification of executive share purchase plan loans	(153)	(1,918)
Release of put option liability	—	7,079

Balance, December 31, 2003	30,143	254,845
Shares issued	181	3,337
Executive share purchase plan share loan cancellations, net of repurchases	1	33
Shares issued for contingent consideration	53	904
Cancellation of shares	(2)	(26)
Stock options exercised	33	497
Restricted share units released	2	27

Balance, December 31, 2004	30,411	259,617
Shares issued, net of cancellation	41	2,358
Shares issued for contingent consideration	104	1,895
Stock options exercised	318	4,810
Restricted share units released	61	1,274
Executive share purchase plan shares, net of cancellation	17	245

Balance, December 31, 2005	30,952	$270,199

Issuable shares

	Common Shares

	(000’s)	Amount

Balance, December 31, 2002	1,228	$13,743
Issued	(1,228)	(13,743)
Issuable for contingent consideration	43	721

Balance, December 31, 2003	43	721
Issued	(43)	(721)

Balance, December 31, 2004	—	—
Issued	—	—

Balance, December 31, 2005	—	$—

64 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Contributed surplus

	2005	2004	2003

Balance at December 31	$12,681	$4,806	$1,234
Non-cash stock based compensation	6,763	7,755	3,284
Shares cancelled	(1,523)	—	—
Other	(932)	120	288

Balance at December 31	$16,989	$12,681	$4,806

Cumulative translation account

	2005	2004	2003

Balance at December 31	$26,983	$20,062	$2,185
Translation of self-sustaining foreign operations	4,921	6,981	19,553
Translation of debt financing of self-sustaining foreign operations	(11)	(60)	(1,676)

Balance at December 31	$31,893	$26,983	$20,062

13. Equity Incentive Plan
No options were issued in 2005. The maximum option term for all options issued is seven years, and all options vest at one third per year over three years of continuous employment. The number of common shares authorized and that may be issued under the Equity Incentive Plan is limited to 3,631,820 common shares. A summary of the stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 consists of the following:

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2002	1,270	$15.67
Granted	268	$13.79
Exercised	(1)	$15.67
Forfeited	(39)	$15.67

Balance, December 31, 2003	1,498	$15.64
Exercised	(33)	$15.06
Forfeited	(9)	$15.29

Balance, December 31, 2004	1,456	$15.34
Exercised	(317)	$15.15
Forfeited	(2)	$15.67
Expired	(1)	$15.67

Balance, December 31, 2005	1,136	$15.39

The following table summarizes information about the stock options outstanding at December 31, 2005, 2004 and 2003:

	2005			2004

	Number	Weighted-Average	Number	Number	Weighted-Average	Number
	Outstanding	Remaining	Exercisable	Outstanding	Remaining	Exercisable
Exercise Price	(000’s)	Contractual Life	(000’s)	(000’s)	Contractual Life	(000’s)

$15.67	969	3.43 years	969	1,201	4.42 years	812
$13.79	167	4.00 years	102	255	5.16 years	96

	1,136	3.52 years	1,071	1,456	4.55 years	908

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 65

	2003

	Number	Weighted-Average	Number
	Outstanding	Remaining	Exercisable
Exercise price	(000’s)	Contractual Life	(000’s)

$15.67	1,230	5.43 years	417
$13.79	268	6.08 years	6

	1,498	5.55 years	423

There were no stock options issued in 2005 and 2004. The fair value of the stock options granted in 2003 was approximately $1.2 million (weighted average exercise price was $13.79 per share). The aggregate fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for the options issued in 2003:

2003

Dividend yield	2.0%
Expected volatility	40.1%
Risk free interest rate	2.9%
Expected life	5 years
Shares derived from the options may be held in escrow and subject to transfer restrictions for a period of five years from the date the options are granted, if the optionee does not hold a specified amount of shares in the Company.
In 2005, 226,000 restricted share units were granted to the Company’s Executive Management Team (EMT) and 12,000 restricted share units were granted in connection with an acquisition. In addition, 26,000 restricted share units were granted in relation to employment agreements entered into by the Company with other non-EMT employees. The fair value of all restricted share units awarded in 2005 was approximately $5.1 million ($19.41 per share) and they vest over periods ranging from 46 months to 60 months.
In 2004, restricted share units totaling 977,000 were issued in connection with the restructuring of the Company’s management bonus agreement and 84,000 restricted share units were issued in connection with the renegotiation of contingent consideration for Flanagan. The fair value of the restricted share units awarded in 2004 was approximately $16.1 million ($16.50 per share). In addition 45,000 restricted share units were awarded to certain employees valued at approximately $0.8 million ($17.06 per share) in 2004. The restricted share units vest over periods ranging from 60 months to 84 months.
On June 30, 2003, the Company awarded 605,000 restricted share units to employees of the Company. The restricted share units are exercisable for common shares without payment of cash consideration and vest over periods ranging from 68 months to 95 months.
Non-cash stock based compensation, including both compensation for the Talbot acquisition and other non-cash stock based compensation, of $35,900, $20,890 and $4,801 for the years ended December 31, 2005, 2004 and 2003, respectively, was expensed with offsetting credits to contributed surplus, and accounts payable and accrued liabilities. The Company recognizes the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.
Compensation for the Talbot earnout includes both cash and non-cash stock based compensation and is detailed below.

66 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Other non-cash stock based compensation for the years ended December 31, 2005, 2004 and 2003 is comprised of the following:

	2005	2004	2003

Stock options granted June 2002	$843	$1,955	$1,899
Stock options granted February 2003	366	445	410
Stock based compensation granted for 2003 bonuses	3,264	2,368	1,405
Restricted share units	2,545	1,609	1,087
Common shares for acquisition	166	125	—

Total other non-cash stock based compensation	$7,184	$6,502	$4,801

Compensation for the Talbot earnout for the years ended December 31, 2005, 2004 and 2003 is comprised of the following:

	2005	2004	2003

Cash compensation	$9,800	$6,634	$—
Non-cash stock based compensation	18,916	7,754	—

Total compensation for the Talbot earnout	$28,716	$14,388	$—

The Company estimates other non-cash stock based compensation expense for 2006 through 2011 will be:

Year ended December 31,	2006	2007	2008	2009	2010	2011

Stock based compensation granted for 2003 bonuses	$2,137	$2,046	$2,046	$2,046	$1,990	$—
Restricted share units	2,911	2,945	2,944	1,048	423	106
Common shares for acquisitions	18	5	—	—	—	—

Total other non-cash stock based compensation	$5,066	$4,996	$4,990	$3,094	$2,413	$106

The Company estimates the compensation for the Talbot earnout for 2006 through 2011 will be:

Year ended December 31,	2006	2007	2008	2009	2010	2011

Cash compensation	$—	$—	$—	$—	$—	$—
Non-cash stock based compensation	10,888	1,854	—	—	—	—

Total compensation for the Talbot earnout	$10,888	$1,854	$—	$—	$—	$—

14.	Earnings per share
Basic earnings per share, excluding the dilutive effect of common share equivalents, is calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated using the if-converted method for the subordinated convertible debentures and the treasury stock

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 67

method for options, restricted share units and the Talbot contingently issuable shares. Earnings per common share are calculated as follows:

	2005	2004	2003

Net earnings from continuing operations	$25,747	$25,783	$36,509
Net earnings (loss) from discontinued operations	(29)	461	—

Net earnings (numerator)	25,718	26,244	36,509
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	1,900	1,900	1,886
Payment in lieu of dividends on restricted share units (net of income tax)	102	95	111

Net earnings plus assumed conversions (numerator)	$27,720	$28,239	$38,506

Weighted average shares outstanding — Basic (denominator)	30,561	30,246	29,967
Effect of dilutive securities:
8.5% subordinated convertible debentures	2,517	2,705	3,210
Stock options	1,136	1,294	147
Restricted share units	1,068	687	299
Talbot earnout shares	1,285	303	—
Retractable shares	52	70	133
Issuable shares	—	—	11

Weighted average shares outstanding — Diluted (denominator)	36,619	35,305	33,767

Basic earnings per share
Continuing operations	$0.84	$0.85	$1.22
Discontinued operations	—	0.02	—

Total operations	$0.84	$0.87	$1.22

Diluted earnings per share
Continuing operations	$0.76	$0.79	$1.14
Discontinued operations	—	0.01	—

Total operations	$0.76	$0.80	$1.14

15. Fair value of financial instruments
The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued liabilities at December 31, 2005 and 2004, approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s variable rate debt at December 31, 2005 and 2004, of $67,606 and $68,723, respectively, approximates fair market value.
In connection with the acquisition of HUB Northeast in 2001, the Company issued 8.5% subordinated convertible debentures due June 28, 2007 with a carrying amount and aggregate principal of $35 million. These debentures remain outstanding at December 31, 2005. The Company believes it is not practicable to estimate the fair value of the Fairfax notes due to the conversion features.
16. Income taxes
Income taxes for 2005, 2004 and 2003 amounted to $31.0 million, $20.0 million and $18.8 million, respectively, resulting in an effective tax rate of 55%, 44% and 34% in 2005, 2004, and 2003, respectively.

68 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

The provision for income tax expense differs from the result that would have been obtained by applying the combined Canadian statutory federal and provincial income tax rate of 36.12%, 36.12% and 36.62% in 2005, 2004 and 2003, respectively, as follows:

	2005	2004	2003

Provision for tax at statutory rates	$20,482	$16,531	$20,270
Non-deductible stock based compensation expense	11,012	6,044	—
Income earned outside of Canada	(1,215)	(1,536)	(1,688)
Non-taxable life insurance proceeds	—	—	(366)
Other	679	(1,055)	626

Provision for tax	$30,958	$19,984	$18,842

The components of the future tax assets (liabilities) at December 31, 2005 and 2004, were as follows:

	2005	2004

Future income tax assets
Current	$4,971	$3,901
Long-term	4,528	4,368

Total future income tax assets	9,499	8,269

Future income tax (liabilities)
Current	(359)	(34)
Long-term	(17,277)	(14,805)

Total future income tax liabilities	(17,636)	(14,839)

Net future income tax liabilities	$(8,137)	$(6,570)

	2005	2004

Non-deductible book reserves	$5,136	$3,768
Non-cash stock based compensation	5,193	3,268
Net operating loss carryforwards	2,253	3,217
IPO costs	737	1,434
Goodwill and other intangible asset amortization	(14,726)	(10,876)
Unrealized foreign currency gains on long-term debt	(4,739)	(3,895)
Other accrual adjustments	(743)	(1,517)
Property and equipment depreciation	(1,266)	(1,379)
Other	620	376
Valuation allowance for future tax assets	(602)	(966)

Net future income tax liabilities	$(8,137)	$(6,570)

The Company has net operating loss carryforwards of $5,310 at December 31, 2005 that expire 2008 through 2010 resulting in a future tax asset of $1,900. In addition, the Company has state net operating loss carryforwards in the U.S. of approximately $7,435 which expire 2015 through 2022 resulting in a future tax asset of $353. Such net operating losses are currently available to offset certain future state and local taxable income.
A valuation allowance in the amount of $602 has been established related to certain non-deductible book reserves in the U.S. The Company does not believe that these losses and reserves will be realized.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 69

17. Interest and income taxes paid
Interest and income taxes paid for the years ended December 31, 2005, 2004 and 2003 were:

	2005	2004	2003

Interest paid	$10,094	$6,936	$5,731
Income taxes paid	$30,015	$21,806	$21,007
18. Segmented information
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
Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment for 2005, 2004 and 2003 is as follows:

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$132,252	$310,700	$442,952	$121,753	$233,474	$355,227
Corporate	21,066	15,278	36,344	14,037	10,711	24,748
Elimination of intra-segment revenue	(21,032)	(15,708)	$(36,740)	(14,011)	(10,883)	(24,894)

	$132,286	$310,270	$442,556	$121,779	$233,302	$355,081

Net earnings (loss) from continuing operations before income taxes
Brokerage	$25,168	$60,484	$85,652	$24,705	$39,585	$64,290
Corporate	(13,720)	(15,227)	(28,947)	(18,563)	40	(18,523)

	$11,448	$45,257	$56,705	$6,142	$39,625	$45,767

Income tax expense (benefit) — current
Brokerage	$9,104	$23,172	$32,276	$8,772	$15,578	$24,350
Corporate	1,266	(3,751)	(2,485)	(720)	(3,846)	(4,566)

	$10,370	$19,421	$29,791	$8,052	$11,732	$19,784

Income tax expense (benefit) — future
Brokerage	$2	$1,601	$1,603	$(252)	$1,174	$922
Corporate	(688)	252	(436)	(572)	(150)	(722)

	$(686)	$1,853	$1,167	$(824)	$1,024	$200

Net earnings (loss) from continuing operations
Brokerage	$16,062	$35,711	$51,773	$16,185	$22,833	$39,018
Corporate	(14,298)	(11,728)	(26,026)	(17,271)	4,036	(13,235)

	$1,764	$23,983	$25,747	$(1,086)	$26,869	$25,783

70 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

	2005			2004

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Net earnings (loss) from discontinued operations
Brokerage	$—	$(29)	$(29)	$—	$461	$461
Corporate	—	—	—	—	—	—

	$—	$(29)	$(29)	$—	$461	$461

Net earnings (loss)
Brokerage	$16,062	$35,682	$51,744	$16,185	$23,294	$39,479
Corporate	(14,298)	(11,728)	(26,026)	(17,271)	4,036	(13,235)

	$1,764	$23,954	$25,718	$(1,086)	$27,330	$26,244

Identifiable assets
Brokerage	$177,900	$773,094	$950,994	$172,445	$624,171	$796,616
Corporate	41,095	9,264	50,359	43,769	17,150	60,919

	$218,995	$782,358	$1,001,353	$216,214	$641,321	$857,535

Amortization of intangible assets	$149	$8,214	$8,363	$110	$5,348	$5,458
Additions to property and equipment	$3,175	$6,406	$9,581	$2,802	$8,373	$11,175
Depreciation	$2,903	$5,811	$8,714	$2,542	$4,700	$7,242
Interest income	$1,345	$2,266	$3,611	$931	$1,014	$1,945
Interest expense	$9,778	$878	$10,656	$6,680	$726	$7,406

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 71

	2003

	Canada	U.S.	Consolidated

Revenue
Brokerage	$109,238	$177,487	$286,725
Corporate	12,264	2,177	14,441
Elimination of intra-segment revenue	(12,430)	(2,377)	(14,807)

	$109,072	$177,287	$286,359

Net earnings (loss) before income taxes
Brokerage	$17,601	$43,105	$60,706
Corporate	(1,262)	(4,093)	(5,355)

	$16,339	$39,012	$55,351

Income tax expense (benefit) — current
Brokerage	$7,020	$14,302	$21,322
Corporate	224	(4,624)	(4,400)

	$7,244	$9,678	$16,922

Income tax expense (benefit) — future
Brokerage	$(354)	$2,875	$2,521
Corporate	(600)	(1)	(601)

	$(954)	$2,874	$1,920

Net earnings (loss)
Brokerage	$10,935	$25,928	$36,863
Corporate	(886)	532	(354)

	$10,049	$26,460	$36,509

Amortization of goodwill and intangible assets	$75	$3,133	$3,208
Additions to property and equipment	$2,942	$5,145	$8,087
Depreciation	$2,350	$3,894	$6,244
Interest income	$914	$735	$1,649
Interest expense	$4,752	$439	$5,191
19. Related party transactions
The Company had transactions with, and recorded revenue from, the following related parties:

	2005	2004	2003

Northbridge Financial Corporation	$29,415	$23,378	$18,504
Crum & Forster Holdings, Inc.	941	682	1,259
Fairfax Inc.	585	3,638	8,411

	30,941	27,698	28,174
Old Lyme Insurance Company, Ltd. (OLIC)	6,017	2,113	—

	$36,958	$29,811	$28,174

As of December 31, 2005 and 2004, the Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $9,990 and $36,666, for 2005, respectively, and $4,625 and $17,848 for 2004, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of the Company’s common shares as of December 31, 2005. During the second quarter of 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub. The Company

72 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

continues to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own the company.
As of December 31, 2005 and 2004, subsidiaries of Fairfax held the Fairfax notes, in the amount of $35,000.
During 2005, 2004 and 2003, the Company incurred expenses related to rental of premises from related parties in the amount of $2,831, $2,306 and $2,102, respectively. At December 31, 2005 and 2004, the Company also had accounts receivable due from related parties in the amount of $2,191 and $2,613, respectively, of which the majority were loans to employees to enable them to purchase shares of the Company. Of these accounts receivable, as of December 31, 2005 and 2004, $1,495 and $1,793, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. The loans will mature in June, 2011 and bear interest at a rate of prime plus 0.5%. The interest rate at December 31, 2005 was 5.5%. As collateral, the employees have pledged 122,000 and 143,000 common shares as of December 31, 2005 and 2004, respectively, which have a market value of $3,156 and $2,619 as of December 31, 2005 and 2004, respectively.
20. Reconciliation to U.S. GAAP
The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.
Net earnings and comprehensive income
There were no differences between Canadian and U.S. GAAP affecting net earnings, basic earnings per share and diluted earnings per share for the years ended December 31, 2005 and 2004. The table below presents comprehensive income for the years ended December 31, 2005, 2004 and 2003 and presents the GAAP differences affecting net earnings, basic earnings per share and diluted earnings per share for the year ended December 31, 2003.

	2005	2004	2003

Net earnings from continuing operations for the year based on Canadian GAAP	$25,747	$25,783	$36,509
Net earnings from discontinued operations for the year based on Canadian GAAP	(29)	461	—

Net earnings for the year based on Canadian GAAP	25,718	26,244	36,509
Cumulative effect of change in accounting policy for put options(1)	—	—	335
Adjustment to put option liability(1)	—	—	(409)

Net earnings for the year based on U.S. GAAP(2)	25,718	26,244	36,435
Other comprehensive income:(3)
Unrealized gain (loss) net of tax of $68 — 2005, $(35) — 2004, $(38) — 2003	(134)	55	62
Reclassification adjustment, net of tax of $11 — 2005, $(2) — 2004, $48 — 2003	(19)	4	(78)
Foreign currency translation adjustment	4,910	6,921	17,877

Comprehensive income based on U.S. GAAP(3)	$30,475	$33,224	$54,296

Basic earnings per share based on U.S. GAAP	$0.84	$0.87	$1.22
Diluted earnings per share based on U.S. GAAP	$0.76	$0.80	$1.14

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 73

Shareholders’ equity
The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at December 31, 2005, 2004 and 2003:

	2005	2004	2003

Shareholders’ equity based on Canadian GAAP	$419,926	$381,783	$342,790
Adjustment to investment held for sale(4)	(1,716)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gains, net of tax of $(2) — 2005, $(99) — 2004, $(56) — 2003	4	157	90

Shareholders’ equity based on U.S. GAAP(3)	$418,214	$380,224	$341,164

Notes:

(1)	Under Canadian GAAP, the fair value of the put options (determined using the Black-Scholes model) issued in connection with certain 2001 acquisitions was allocated to equity instruments on the balance sheet. The balance of the purchase price was allocated to debt. Changes in the value of the put options in periods subsequent to the acquisition date are included in earnings. Under U.S. GAAP prior to July 1, 2003, the fair value of the share consideration and the attached put options was initially recorded in equity and the redemption value of the shares to which the put options are attached was reclassified as mezzanine equity outside of shareholders’ equity as a result of the put options granted on those shares to certain of the selling shareholders. On July 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires that an issuer classify financial instruments meeting certain criteria as liabilities (or assets in some circumstances) rather than equity. As a result of the adoption of this new standard, the Company changed its accounting policy with respect to the financial instruments issued in connection with certain 2001 acquisitions. Effective July 1, 2003, the Company remeasured the fair value of the put options (using the Black-Scholes model) and classified this amount as liability. Amounts previously classified as mezzanine equity were reclassified as shareholders’ equity. The difference between the estimated fair value of the put options as at July 1, 2003 and May 31, 2001 was reported as a cumulative adjustment to net earnings under U.S. GAAP. Comparative financial statements were not restated.

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

As part of the negotiations of contingent consideration the former owners of certain 2001 acquisitions agreed to relinquish their rights to put options on 730,000 common shares at December 31, 2003 and on 1,423,000 common shares at December 31, 2002. Accordingly at December 31, 2005 and 2004 no put options were outstanding on the Companys’ common shares.

(2)	The condensed consolidated statements of earnings and cash flows for the years ended December 31, 2005 and 2004 were the same under Canadian and U.S. GAAP but differ for the year ended December 31, 2003.

74 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

The condensed consolidated balance sheets as at December 31, 2005 and 2004, under U.S. GAAP are as follows:

	2005	2004	2003

Condensed consolidated statements of earnings:
Revenue	$442,556	$355,081	$286,359
Net earnings from continuing operations before income taxes	56,705	45,767	55,376
Net earnings from continuing operations	25,747	25,783	36,435
Net earnings from discontinued operations	(29)	461	—

Net earnings	$25,718	$26,244	$36,435

Condensed consolidated statements of cash flows:
Cash provided by operating activities	$46,013	$57,969	$54,739
Cash (used in) investing activities	$(63,906)	$(93,300)	$(20,146)
Cash provided by financing activities	$(11,725)	$48,073	$4,553
Effect of exchange rate changes in cash and cash equivalents	$1,532	$3,410	$2,264
Condensed consolidated balance sheets:
Total current assets	$431,529	$348,707
Total assets(5)	$995,753	$853,753
Total current liabilities	$393,787	$279,345
Total liabilities(5)	$577,539	$473,529
Total shareholders’ equity	$418,214	$380,224

(3)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(4)	Under Canadian GAAP, investments held for sale are recorded at cost. No further adjustments are made to the carrying value of the investment until it is sold. Under U.S. GAAP investments held for sale are recorded at cost and adjusted to fair value until sold. The adjustment of $1,716 reflects the difference in accounting for investments held for sale and subsequently sold by the company under Canadian vs. U.S. GAAP.

(5)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single synthetic financial instrument. The fair value of the swap, estimated at $4.0 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the settlement of the swap are reported in earnings.
Effects of New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. This revised statement, which requires that the cost of all share-based payment

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 75

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

21.	Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

Year Ended December 31, 2005
Revenue	$119,181	$111,014	$98,283	$114,078	$442,556
Net earnings from continuing operations	16,108	4,164	(396)	5,871	25,747
Net earnings from discontinued operations	372	104	(345)	(160)	(29)

Net earnings	$16,480	$4,268	$(741)	$5,711	$25,718

Basic earnings per share
Continuing operations	$0.53	$0.14	$(0.01)	$0.19	$0.84
Discontinued operations	0.01	—	(0.01)	—	—

Total operations	$0.54	$0.14	$(0.02)	$0.19	$0.84

Diluted earnings per share
Continuing operations	$0.46	$0.12	$(0.01)	$0.17	$0.76
Discontinued operations	0.01	—	(0.01)	—	—

Total operations	$0.47	$0.12	$(0.02)	$0.17	$0.76

Year Ended December 31, 2004
Revenue	$79,349	$82,231	$92,026	$101,475	$355,081
Net earnings from continuing operations	9,623	11,591	1,205	3,364	25,783
Net earnings from discontinued operations	—	—	(59)	520	461

Net earnings	$9,623	$11,591	$1,146	$3,884	$26,244

Basic earnings per share
Continuing operations	$0.32	$0.38	$0.04	$0.11	$0.85
Discontinued operations	—	—	—	0.02	0.02

Total operations	$0.32	$0.38	$0.04	$0.13	$0.87

Diluted earnings per share
Continuing operations	$0.29	$0.35	$0.04	$0.10	$0.79
Discontinued operations	—	—	—	0.02	0.01

Total operations	$0.29	$0.35	$0.04	$0.12	$0.80

22.	Subsequent events

(a)	On March 1, 2006 the Company announced that it has signed a definitive agreement to purchase three large insurance brokerages, based in Massachusetts and Pennsylvania, from subsidiaries of Citizens Financial Group, Inc. (CFG). The transaction is expected to close in April, 2006. The purchase price is expected to be

76 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

approximately $80 million in cash as well as an earnout in cash and common shares of the Company based on future performance. The earnout will be at least $3 million.

(b)	Subsequent to December 31, 2005, the Company secured a commitment for a new $75 million non-revolving credit facility to have terms similar to our current $75 million revolving U.S. dollar Libor loan. These funds will be available for the acquisition of CFG’s insurance brokerage subsidiaries.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 77

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under SEC rules, we are required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2005 (the Evaluation Date) based on the evaluation of these controls and procedures required by Rule 13a-15-6 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.
Management’s Annual Report on Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are included herein by reference.
Changes in Internal Control over Financial Reporting
There have been no changes in the Hub’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Hub’s internal control over financial reporting.
Item 9B.  Other Information
Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Information regarding directors, nominees for directors and executive officers is included under the caption entitled “Election of Directors” and “Management” in the 2006 Proxy Statement and is incorporated herein by reference.
Item 11.  Executive Compensation
Information regarding executive compensation of directors and executive officers is included in the 2006 Proxy Statement under the caption entitled “Executive Compensation and Related Information” and is incorporated herein by reference.
Item 12.  Securities Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters
Information regarding beneficial ownership of the common shares by certain beneficial owners and by management is included under the caption entitled “Securities Ownership of Management and Certain Beneficial Owners” in the 2006 Proxy Statement and is incorporated herein by reference.

78 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Item 13.  Certain Relationships and Related Transactions
Information regarding certain relationships and related transactions is included under the caption entitled “Certain Relationships and Related Transactions” in the 2006 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services is included under the caption entitled “Principal Accountant Fees and Services” in the 2006 Proxy Statement and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statements Schedules
(a)(1) Financial Statements
Reference is made to the information set forth in Part II, Item 8 of this report, which information is incorporated herein by reference.
(a)(2) Financial Statement Schedules
Not applicable
(a)(3) Exhibits
The exhibits to this report are listed in (b) below. Each exhibit listed therein which constitutes a management contract or compensatory plan or arrangement is identified with the symbol (*).
(b) Exhibits

Exhibit
No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among Hub U.S. Holdings, Inc. and Fifth Third Financial Corp., dated December 29, 2002 (incorporated by reference to the registrant’s Current Report on Form 8-K filed January 7, 2003).
2.2	Stock Purchase Agreement by and among Satellite Acquisition Corporation, Safeco Corporations and General America Corporation as the Sole shareholder of Talbot Financial Corporation, dated March 15, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
2.3	Subscription Agreement by and among Hub U.S. Holdings, Inc., Satellite Acquisition Corporation, Randall Talbot, David Weymouth, Roy Taylor and TalMan, LLC, dated March 15, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
2.4	Shareholder Agreement by and among Hub U.S. Holdings, Inc., Hub International Limited, TalMan, LLC, and Satellite Acquisition Corporation, dated July 1, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
2.5	Purchase and Sale Agreement by and among Hub U.S. Holdings, Inc., Hub International Limited, and Citizens Bank of Massachusetts, Citizens Bank of Pennsylvania, Court Street Holdings, Inc. and Citizens Financial Group, Inc. dated March 1, 2006 (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 2, 2006).
3.1†	Articles of Incorporation of the registrant.
3.2†	By-laws of the Registrant.
3.3	Certificate of Continuance (incorporated by reference to the registrant’s Annual Report on Form 10-K, for the period ended December 31, 2004).
4.1†	Specimen Certificate representing Common Shares.
10.1†	Agreement and Plan of Merger between HUB International Limited, 416 Acquisition Inc. and Kaye Group Inc. dated January 19, 2001.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 79

Exhibit
No.	Description of Exhibit

10.2†*	Executive Share Purchase Plan.
10.3†*	Employee Share Purchase Plan.
10.4*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Martin P. Hughes. (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 24, 2005 the “March 24, 2005 8-K”).
10.5*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Richard A. Gulliver (incorporated by reference to the March 24, 2005 8-K).
10.6*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Dennis J. Pauls (incorporated by reference to the March 24, 2005 8-K).
10.7*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and W. Kirk James (incorporated by reference to the March 24, 2005 8-K).
10.8*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Bruce D. Guthart (incorporated by reference to the March 24, 2005 8-K).
10.9*	HUB International Limited 2005 Equity Incentive Plan, (incorporated by reference to the registrant’s Definitive Proxy Statement and Management Information Circular on Schedule 14A as filed on March 30, 2005).
10.10	Amended and Restated Credit Agreement dated as of April 23, 2004 between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004).
10.11†	Debenture dated as of June 28, 2001 between HUB International Limited and Odyssey Reinsurance Corporation.
10.12†	Debenture dated as of June 28, 2001 between HUB International Limited and United States Fire Insurance Company.
10.13†	Claims Services Agreement dated as of May 30, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Claims Administration Corporation.
10.14	Administrative Services and Cost Allocation Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and HUB International Northeast Limited, as amended (incorporated by reference to the Form S-1 and as amended as filed as an exhibit to the registrant’s Form 10-K, for the period ended December 31, 2004 the ‘2004 10-K‘).
10.15†	Underwriting Services Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Program Brokerage Corporation.
10.16	ISDA Master Agreement and Schedule to the Master Agreement dated as of July 15, 2003 by and between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004).
10.17	Note Purchase Agreement between Hub International Limited and each of the purchasers regarding the U.S. $10,000,000 5.71% Series A Senior Notes due June 15, 2010 and U.S. $55,000,000 6.16% Series B Senior Notes due June 15, 2013 (excluding any appendices and exhibits thereto) (incorporated by reference to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003 (the “2003 10-K”).
10.18*	Management Bonus Modification Agreement effective as of December 31, 2003 between Hub International Limited, each Operating Subsidiary and each of the Eligible Managers, as applicable (excluding any appendices and exhibits thereto) (incorporated by reference to the 2003 10K).
10.19*	Employment Agreement dated as of March 14, 2005 with an effect as at January 1, 2004 between HUB International Limited and Lawrence J. Lineker (incorporated by reference to the 2004 10-K).
10.20*	Employment Agreement dated as of March 14, 2005 with an effect as at April 1, 2004 between HUB International Limited and Marianne D. Paine (incorporated by reference to the 2004 10-K).

80 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

Exhibit
No.	Description of Exhibit

10.21	Contingent Compensation Agreement dated effective as of April 1, 2004 between Old Lyme Insurance Company Ltd. and Program Brokerage Corporation (incorporated by reference to the 2004 10-K).
10.22	Amending Agreement dated April 20, 2005 by and between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Quarterly Report on From 10-Q, for the period ended March 31, 2005).
21.1	List of Registrant’s subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a – 14(a) or 15d – 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a – 14(a) or 15d – 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84734), as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2002.

*	Management contract or compensatory plan or arrangement.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 81

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2006.

Hub International Limited

/s/ Martin P. Hughes

Martin P. Hughes
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 13, 2006.

SIGNATURE	TITLE

/s/ Martin P. Hughes Martin P. Hughes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis J. Pauls Dennis J. Pauls	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Richard A. Gulliver Richard A. Gulliver	President, Director

/s/ Bruce D. Guthart Bruce D. Guthart	Chief Operating Officer, Director

/s/ Stuart Ross Stuart Ross	Director

/s/ Edward W. Lyman, Jr. Edward W. Lyman, Jr.	Director

/s/ Anthony F. Griffiths Anthony F. Griffiths	Director

/s/ Bradley P. Martin Bradley P. Martin	Director

/s/ Paul Murray Paul Murray	Director

/s/ Frank S. Wilkinson Frank S. Wilkinson	Director

/s/ James W. McElvany James W. McElvany	Director

82 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among Hub U.S. Holdings, Inc. and Fifth Third Financial Corp., dated December 29, 2002 (incorporated by reference to the registrant’s Current Report on Form 8-K filed January 7, 2003).
2.2	Stock Purchase Agreement by and among Satellite Acquisition Corporation, Safeco Corporations and General America Corporation as the Sole shareholder of Talbot Financial Corporation, dated March 15, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
2.3	Subscription Agreement by and among Hub U.S. Holdings, Inc., Satellite Acquisition Corporation, Randall Talbot, David Weymouth, Roy Taylor and TalMan, LLC, dated March 15, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
2.4	Shareholder Agreement by and among Hub U.S. Holdings, Inc., Hub International Limited, TalMan, LLC, and Satellite Acquisition Corporation, dated July 1, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).
2.5	Purchase and Sale Agreement by and among Hub U.S. Holdings, Inc., Hub International Limited, and Citizens Bank of Massachusetts, Citizens Bank of Pennsylvania, Court Street Holdings, Inc. and Citizens Financial Group, Inc. dated March 1, 2006 (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 2, 2006).
3.1†	Articles of Incorporation of the registrant.
3.2†	By-laws of the Registrant.
3.3	Certificate of Continuance (incorporated by reference to the registrant’s Annual Report on Form 10-K, for the period ended December 31, 2004).
4.1†	Specimen Certificate representing Common Shares.
10.1†	Agreement and Plan of Merger between HUB International Limited, 416 Acquisition Inc. and Kaye Group Inc. dated January 19, 2001.
10.2†*	Executive Share Purchase Plan.
10.3†*	Employee Share Purchase Plan.
10.4*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Martin P. Hughes. (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 24, 2005 the “March 24, 2005 8-K”).
10.5*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Richard A. Gulliver (incorporated by reference to the March 24, 2005 8-K).
10.6*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Dennis J. Pauls (incorporated by reference to the March 24, 2005 8-K).
10.7*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and W. Kirk James (incorporated by reference to the March 24, 2005 8-K).
10.8*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Bruce D. Guthart (incorporated by reference to the March 24, 2005 8-K).
10.9*	HUB International Limited 2005 Equity Incentive Plan, (incorporated by reference to the registrant’s Definitive Proxy Statement and Management Information Circular on Schedule 14A as filed on March 30, 2005).
10.10	Amended and Restated Credit Agreement dated as of April 23, 2004 between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004).
10.11†	Debenture dated as of June 28, 2001 between HUB International Limited and Odyssey Reinsurance Corporation.

ANNUAL REPORT December 31, 2005	HUB INTERNATIONAL LIMITED 83

Exhibit
No.	Description of Exhibit

10.12†	Debenture dated as of June 28, 2001 between HUB International Limited and United States Fire Insurance Company.
10.13†	Claims Services Agreement dated as of May 30, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Claims Administration Corporation.
10.14	Administrative Services and Cost Allocation Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and HUB International Northeast Limited, as amended (incorporated by reference to the Form S-1 and as amended as filed as an exhibit to the registrant’s Form 10-K, for the period ended December 31, 2004 the “2004 10-K”).
10.15†	Underwriting Services Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Program Brokerage Corporation.
10.16	ISDA Master Agreement and Schedule to the Master Agreement dated as of July 15, 2003 by and between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q, for the period ended June 30, 2004).
10.17	Note Purchase Agreement between Hub International Limited and each of the purchasers regarding the U.S. $10,000,000 5.71% Series A Senior Notes due June 15, 2010 and U.S. $55,000,000 6.16% Series B Senior Notes due June 15, 2013 (excluding any appendices and exhibits thereto) (incorporated by reference to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2003 (the “2003 10-K”).
10.18*	Management Bonus Modification Agreement effective as of December 31, 2003 between Hub International Limited, each Operating Subsidiary and each of the Eligible Managers, as applicable (excluding any appendices and exhibits thereto) (incorporated by reference to the 2003 10K).
10.19*	Employment Agreement dated as of March 14, 2005 with an effect as at January 1, 2004 between HUB International Limited and Lawrence J. Lineker (incorporated by reference to the 2004 10-K).
10.20*	Employment Agreement dated as of March 14, 2005 with an effect as at April 1, 2004 between HUB International Limited and Marianne D. Paine (incorporated by reference to the 2004 10-K).
10.21	Contingent Compensation Agreement dated effective as of April 1, 2004 between Old Lyme Insurance Company Ltd. and Program Brokerage Corporation (incorporated by reference to the 2004 10-K).
10.22	Amending Agreement dated April 20, 2005 by and between Hub International Limited and Bank of Montreal (incorporated by reference to the registrant’s Quarterly Report on From 10-Q, for the period ended March 31, 2005).
21.1	List of Registrant’s subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a – 14(a) or 15d – 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a – 14(a) or 15d – 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84734), as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2002.

*	Management contract or compensatory plan or arrangement.

84 HUB INTERNATIONAL LIMITED	ANNUAL REPORT December 31, 2005