Form 10-Q
period 2006-03-31
HUB INTERNATIONAL LTD
filed 2006-05-09
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: March 31, 2006
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares	Outstanding at May 1, 2006 31,941,636

HUB INTERNATIONAL LIMITED

2 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Hub International Limited
Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
(in thousands of U.S. dollars)
(unaudited)

	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$166,500	$70,118
Trust cash	64,668	113,349
Accounts and other receivables	175,652	230,654
Income taxes receivable	3,895	6,001
Future income taxes	4,516	4,971
Prepaid expenses	5,643	6,436

Total current assets	420,874	431,529
Goodwill	425,528	421,158
Other intangible assets	103,899	105,007
Property and equipment	28,737	28,160
Future income taxes	4,739	4,528
Other assets	10,013	10,971

Total assets	$993,790	$1,001,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank debt	$75,000	$—
Accounts payable and accrued liabilities	261,299	384,174
Income taxes payable	9,046	4,344
Future income taxes	353	359
Current portion long-term debt and capital leases	6,451	4,910

Total current liabilities	352,149	393,787

Long-term debt and capital leases	131,158	135,363
Subordinated convertible debentures	35,000	35,000
Future income taxes	17,922	17,277

Total liabilities	536,229	581,427

Commitments and contingencies

Shareholders’ equity
Share capital	291,914	270,199
Contributed surplus	18,675	16,989
Cumulative translation account	31,860	31,893
Retained earnings	115,112	100,845

Total shareholders’ equity	457,561	419,926

Total liabilities and shareholders’ equity	$993,790	$1,001,353

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 3

Hub International Limited
Consolidated Statements of Earnings
For the three months ended March 31, 2006 and 2005
(in thousands of U.S. dollars, except per share amounts)
(Unaudited)

	2006	2005

Revenue
Commission income	$99,892	$86,914
Contingent commissions and volume overrides	31,169	29,160
Other	3,007	3,107

	134,068	119,181

Expenses
Compensation (includes Talbot earnout compensation of $4,664 and $7,194, respectively, and other non-cash stock based compensation of $1,635 and $1,804, respectively)	74,666	71,466
Selling, occupancy and administration	22,398	19,615
Depreciation	2,142	2,064
Interest expense	3,043	2,382
Intangible asset amortization	3,276	1,833
Gain on disposal of subsidiaries, property, equipment and other assets	(221)	(2,412)
Gain on forgiveness of debt	—	(4,500)

	105,304	90,448

Net earnings from continuing operations before income taxes	28,764	28,733

Provision for income tax expense (benefit)
Current	11,758	13,604
Future	261	(978)

	12,019	12,626

Net earnings from continuing operations	16,745	16,107
Net earnings (loss) from discontinued operations	(279)	373

Net earnings	$16,466	$16,480

Basic earnings (loss) per share
Continuing operations	$0.53	$0.53
Discontinued operations	(0.01)	0.01

Total operations	$0.52	$0.54

Diluted earnings (loss) per share
Continuing operations	$0.47	$0.46
Discontinued operations	(0.01)	0.01

Total operations	$0.46	$0.47

Weighted average shares outstanding — Basic (000’s)	31,756	30,368
Weighted average shares outstanding — Diluted (000’s)	36,981	36,397
(the accompanying notes form an integral part of the interim financial statements)

4 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

Hub International Limited
Consolidated Statements of Retained Earnings
For the three months ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	2006	2005

Retained earnings — Beginning of period	$100,845	$82,502
Net earnings	16,466	16,480
Dividends	(2,199)	(1,835)

Retained earnings — End of period	$115,112	$97,147

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 5

Hub International Limited
Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005
(in thousands of U.S. dollars)
(Unaudited)

	2006	2005

OPERATING ACTIVITIES
Net earnings	$16,466	$16,480
Items not affecting cash
Amortization and depreciation	5,418	3,940
Gain on disposal of subsidiaries, property, equipment and other assets	167	(2,412)
Compensation for Talbot earnout	4,664	7,194
Other non-cash stock based compensation	1,635	1,804
Gain on forgiveness of debt	—	(4,500)
Future income taxes	155	(972)
Non-cash working capital items Trust cash	48,655	15,066
Accounts and other receivables	53,495	33,113
Prepaid expenses	741	769
Accounts payable and accrued liabilities	(105,420)	(65,817)
Other assets	135	129
Income taxes	7,994	8,398

Net cash flows from operating activities	34,105	13,192

INVESTING ACTIVITIES
Property and equipment — purchases	(2,904)	(936)
Property and equipment — proceeds on sale	—	1
Purchase of subsidiaries, net of cash received	(8,448)	(18)
Sale of subsidiaries	1,174	3,876
Other assets	276	4,399

Net cash flows from (used for) investing activities	(9,902)	7,322

FINANCING ACTIVITIES
Bank debt	75,000	—
Long-term debt and capital leases — repayments	(1,374)	(4,263)
Proceeds from exercise of stock options	704	504
Dividends paid	(2,199)	(1,835)
Windfall tax benefit	80	—

Net cash flows from (used for) financing activities	72,211	(5,594)

Effect of exchange rate changes on cash and cash equivalents	(32)	(232)

Change in cash and cash equivalents	96,382	14,688
Cash and cash equivalents — Beginning of period	70,118	98,204

Cash and cash equivalents — End of period	$166,500	$112,892

(the accompanying notes form an integral part of the interim financial statements)

6 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

Hub International Limited
Notes to Interim Consolidated Financial Statements
For the three months ended March 31, 2006 and 2005 (unaudited)
(in thousands of U.S. dollars, except per share amounts or as otherwise indicated)
1.  Nature of operations
Hub International Limited (the “Company”) is an international insurance brokerage that provides a variety of property and casualty, life and health, employee benefits, investment and risk management products and services. The Company’s shares are listed on both the New York Stock Exchange (NYSE: HBG) and the Toronto Stock Exchange (TSX: HBG).
2.  Summary of significant accounting policies
The interim consolidated financial statements do not include all disclosures required by Canadian generally accepted accounting principles (Canadian GAAP) for annual financial statements and accordingly, should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2005 as set out on pages 42 to 77 of the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation of the accompanying financial statements have been reflected therein. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These interim consolidated financial statements of the Company are expressed in United States (U.S.) dollars and have been prepared in accordance with Canadian GAAP using the same accounting principles as were used for the Company’s consolidated financial statements for the year ended December 31, 2005. These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and, to the extent that they affect the Company, the differences are described in note 17, “Reconciliation to U.S. GAAP.”
Effects of new pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement, which requires that the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The Company previously recognized the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests. The Company has applied the provisions of SFAS No. 123 (R) effective January 1, 2006 using the modified prospective method and therefore has not restated prior quarters. The impact to the Company is immaterial with no effect on earnings per share and no separate income statement presentation is necessary. SFAS No. 123 (R) also requires the benefits of tax deductions in excess of compensation amounts recognized for book purposes to be reported as a financing cash flow rather than as an operating cash flow as required previously. This requirement reduced net operating cash flows by $80 and increased net financing cash flows by the same amount in the first quarter 2006. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123 (R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in the first quarter 2006 and as a result all compensation expense is presented on one line on the Company’s Consolidated Statements of Earnings for all periods presented.
On January 27, 2005, the Accounting Standards Board issued Canadian Institute of Chartered Accountants (“CICA”) handbook section 1530 Comprehensive Income (“Section 1530”). Section 1530 introduced a new requirement to temporarily present certain gains and losses outside net income in a new component of shareholders’ equity entitled Comprehensive Income. This standard substantially harmonizes Canadian GAAP with U.S. GAAP and is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of this standard on its consolidated financial position, results of operations and cash flows.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 7

3.  Commitments and contingencies

(a)	On July 1, 2004, the Company purchased all of the common shares of Satellite Acquisition Corporation (Satellite) a corporation formed by senior management at Talbot Financial Corporation (Talbot). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The Company will purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted Hub common shares or cash. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The second payment of $19.0 million was made in 746,000 of the Company’s common shares on March 31, 2006, based upon Talbot’s earnings for the 12 months ending December 31, 2005. The remaining payment will be made on March 31, 2007 based upon Talbot’s earnings for the 12 month period ending December 31, 2006. The contingent payment to Talbot management is recorded by the Company as a charge to earnings over the period in which the payments are earned because it is a compensation based arrangement and specifically a performance award. The management of Talbot was and is to be compensated for future services based on achieving certain performance target during each of the 12 months ending December 31, 2004, 2005 and 2006. The Company estimates that the aggregate value of compensation which will be recognized under this arrangement will be approximately $55 million, of which $4.7 million and $7.2 million were recognized in the three months ended March 31, 2006 and 2005, respectively. In total $47.8 million has been recognized from the date of acquisition through March 31, 2006 as an expense with an offsetting credit to accounts payable and accrued liabilities, and $12.4 million remained unpaid at March 31, 2006.

In connection with other various acquisitions completed through March 31, 2006, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $24.2 million in cash and $10.2 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April, 2010 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at March 31, 2006, the financial statements reflect a liability to pay cash of $0.3 million.

(b)	As previously reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, the insurance brokerage industry in general and certain of the Company’s subsidiaries in particular are the subject of ongoing investigations by state attorneys general and insurance regulators regarding contingent commissions and other practices. As also previously reported, various class actions have been filed with respect to such matters. The Company has not recorded a liability at March 31, 2006 related to these matters. See note 4(a) of the Company’s consolidated financial statements for the year ended December 31, 2005 as set out on pages 56 to 57 of the Company’s Annual Report on Form 10-K.

(c)	In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $3,908 and $3,912 as of March 31, 2006 and December 31, 2005, respectively, to assist in purchasing common shares of the Company. The Company no longer makes loans to its executive officers and directors. As collateral, the employees have pledged 383,000 common shares as of March 31, 2006 and December 31, 2005, respectively, which have a market value of $10,808 and $9,877 as of March 31, 2006 and December 31, 2005, respectively. The loans will mature during 2009 and 2010 and bear interest at a rate of Canadian prime plus 0.5%. The interest rate at March 31, 2006 was 6.0%. Interest on the loans in the amount of $57 and $49 for the three months ended March 31, 2006 and 2005, respectively, was paid by the Company and is included in compensation expense.
4.  Acquisitions
The Company’s strategic business plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Insurance brokerages, due to their nature, typically maintain a very low capital to earnings ratio. As a result, the Company records a substantial amount of goodwill and other intangible assets in connection with acquisitions.

8 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

The Company typically pays a significant portion of the consideration for an acquired brokerage in cash. Consideration for the remainder of the purchase price is normally in the form of the Company’s common shares based on the fair market value of the Company’s common shares as traded on the NYSE or TSX, and is defined and calculated pursuant to the acquisition agreement. In addition, previous owners of certain entities acquired are entitled to contingent consideration if certain revenue or profitability targets are met. See note 3 “Commitments and contingencies.”
During the first quarter 2006, the Company acquired certain assets of five insurance brokerages. All of the acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.
The preliminary allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in the first quarter 2006 are summarized below, as well as adjustments to preliminary allocations and contingent consideration, relating to prior period acquisitions.

Current assets	$(1,762)
Current liabilities	162
Property, equipment and other assets	2,339

Net assets at fair value	$739

Consideration
Cash	$8,479
Payable	(511)
Common shares (at market value)	1,566

$9,534

Goodwill	$5,544
Customer relationships	2,491
Non-competition covenants	760

$8,795

Number of shares issued as consideration (000’s)	59

Of the goodwill acquired, $5,218 is deductible for tax purposes. Goodwill above reflects a reduction of $314 associated with adjustments to preliminary allocations net of contingent consideration relating to prior period acquisitions.
During the first quarter 2006, the Company sold assets of certain insurance brokerages, for $1,174, resulting in a net loss of $364, primarily from the sale of our U.S. financial services operations. See note 5 “Discontinued Operations”.
5.  Discontinued operations
During the first quarter 2006, the Company sold its U.S. financial services operation (the Discontinued Business). As a result of this disposal, the results of operations for the Discontinued Business have been reported as a net earnings (loss) from discontinued operations in our Consolidated Statements of Earnings for all periods presented.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 9

Summarized statement of earnings disclosure for the Discontinued Business are as follows:

	First three
	months

	2006	2005

Revenue	$43	$2,516
Net earnings (loss) before taxes	$(466)	$630
Provision for income tax expense (benefit)	$(187)	$257
Net earnings (loss) from discontinued operations	$(279)	$373
Summarized balance sheet disclosure for the Discontinued Business are as follows:

	March 31,	December 31,
	2006	2005

Total current assets	$—	$2,265
Total assets	$—	$5,054
Total current liabilities	$—	$5,173
Total liabilities	$—	$6,057
Total shareholders’ equity (deficit)	$—	$(1,003)
Summarized statement of cash flows disclosure for the Discontinued Business are as follows:

	First three
	months

	2006	2005

Net cash flows from (used for) operating activities	$24	$(209)
Net cash flows from investing activities	—	230
Net cash flows (used for) financing activities	—	(84)

Net cash flows from (used for) discontinued operations	$24	$(63)

6.  Accounts and other receivables
Accounts and other receivables consist of the following:

	March 31,	December 31,
	2006	2005

Client premiums receivable	$98,323	$153,883
Commissions receivable	58,283	42,223
Claims receivable	17,690	27,513
Less: Allowance for doubtful accounts	(1,979)	(1,931)
Less: Allowance for policy cancellations	(1,796)	(1,964)

	170,521	219,724
Other receivables	5,131	10,930

	$175,652	$230,654

10 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

7.  Intangible assets
As of March 31, 2006 and December 31, 2005, the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of March 31, 2006			As of December 31, 2005

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Definite life intangible assets:
Customer relationships	$118,129	$21,687	$96,442	$116,878	$19,109	$97,769
Non-competition covenants	4,820	1,220	3,600	1,397	679	718

	122,949	22,907	100,042	118,275	19,788	98,487
Indefinite life intangible assets:
Non-competition covenants	3,857	—	3,857	6,520	—	6,520

Total	$126,806	$22,907	$103,899	$124,795	$19,788	$105,007

The Company is unable to estimate the useful life of certain non-competition covenants. These indefinite life intangible assets are reviewed annually for impairment. Once a non-competition covenant is triggered, following the departure of an employee from the Company, the Company’s policy is to amortize the related intangible asset over the period of the contractual obligation.
Additions, excluding dispositions, to intangible assets during the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005

Definite life intangible assets:
Customer relationships	$2,491	$—
Non-competition covenants	110	—

	2,601	—
Indefinite life intangible assets:
Non-competition covenants	650	—

Total	$3,251	$—

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 and the year ended December 31, 2005, are as follows:

	Operations	Operations
	in Canada	in U.S.	Total

Balance as of December 31, 2004	$95,322	$281,354	$376,676
Goodwill acquired during 2005	2,681	41,256	43,937
Goodwill disposed during 2005	(2,041)	(497)	(2,538)
Cumulative translation adjustment	3,083	—	3,083

Balance as of December 31, 2005	99,045	322,113	421,158
Goodwill acquired during 2006	—	5,544	5,544
Goodwill disposed during 2006	—	(1,072)	(1,072)
Cumulative translation adjustment	(102)	—	(102)

Balance as of March 31, 2006	$98,943	$326,585	$425,528

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 11

Changes to goodwill and intangible assets during the first quarter 2006 relate to acquired brokerages in the first quarter 2006, adjustments to preliminary allocations and contingent consideration relating to prior period acquisitions, as well as the disposition of the financial services operation in the U.S.
For the three months ended March 31, 2006 and 2005, amortization has been comprised of the following:

	2006	2005

Customer relationships	$2,735	$1,778
Non-competition covenants	541	55

Total	$3,276	$1,833

The Company estimates the amortization charges for 2006 through 2010 for all acquisitions consummated through March 31, 2006 will be:

	2006	2007	2008	2009	2010

Year ended December 31,
Customer relationships	$10,288	$9,955	$9,575	$9,318	$9,135
Non-competition covenants	2,112	1,283	661	182	96

Total	$12,400	$11,238	$10,236	$9,500	$9,231

8.  Accounts payable and accrued liabilities
Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31
	2006	2005

Insurance premiums payable	$172,108	$230,178
Commissions payable	17,446	35,705
Claims payable	19,262	33,694
Self insured liabilities	7,779	6,049
Other accounts payable and accrued liabilities	32,394	51,878
Compensation related to the Talbot earnout	12,310	26,670

	$261,299	$384,174

9.  Debt
Long-term debt and capital leases

	March 31,	December 31,
	2006	2005

Series A Senior Notes, with interest at 5.71% (1)	$10,000	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Revolving U.S. Dollar LIBOR Loan (2)	65,000	65,000
Term loan, variable interest, due December 2007	2,000	2,300
Various other unsecured notes payable and debt (3)	5,484	7,788
Capital leases (3)	125	185

Long-term debt and capital leases	137,609	140,273
Less current portion	(6,451)	(4,910)

	$131,158	$135,363

12 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended March 31,
2007	$6,451
2008	2,226
2009	5,926
2010	69,672
2011	4,584
2012 and thereafter	48,750

$137,609

Notes:

(1)	Senior Notes — as at March 31, 2006 the Company had outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2003. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3,333 due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11,000 due annually, June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. The Company incurred approximately $0.7 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At March 31, 2006 the Company was in compliance with all financial covenants governing the senior notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate, resulting in an expense of approximately $0.2 million for the three months ended March 31, 2006 and a savings of approximately $0.2 million for the three months ended March 31, 2005. The total savings from July 18, 2003 to March 31, 2006 was $2.2 million. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at March 31, 2006, the Company estimated the fair value of the swap to be $5.1 million, which is not recognized in these financial statements. Accordingly, $5.1 million is the estimated amount that the Company would need to pay to terminate the swap as of March 31, 2006.

(2)	Revolving U.S. dollar LIBOR loan — The Company had an unsecured facility totaling $75 million, bearing interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR which was paid in full and terminated on April 4, 2006. LIBOR was 4.83% and 4.39% at March 31, 2006 and December 31, 2005, respectively. The facility was available on a revolving basis for one year. Borrowings under this facility totaled $65 million at March 31, 2006 and December 31, 2005. As of March 31, 2006, the Company was in compliance with all financial covenants governing this facility.

(3)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of these loans at March 31, 2006 and December 31, 2005, respectively.

Demand U.S. dollar base rate loan
The Company has an undrawn $10.3 million facility which bears interest at the bank’s U.S. rate, which was 8.25% and 7.75% at March 31, 2006 and December 31, 2005, respectively, plus 50 basis points. Borrowings on the facility are repayable on demand.
Bank debt
On March 30, 2006, the Company incurred bank debt of $75 million. This non-revolving unsecured credit facility was repaid in full and terminated on April 4, 2006. See note 18 “Subsequent events”.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 13

Subordinated convertible debentures
In June, 2001, the Company issued 8.5% convertible subordinated debentures (the “Fairfax notes”) in the amount of $35 million due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes are convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 30% of the Company’s total outstanding common shares as of March 31, 2006.
10. Shareholders’ equity
Share capital
At March 31, 2006 and December 31, 2005, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At March 31, 2006 and December 31, 2005, there were an unlimited number of common shares authorized, of which 31,818,000 and 30,952,000 were issued and outstanding as at March 31, 2006 and December 31, 2005, respectively.

	Common Shares
	Outstanding

	(000’s)	Amount

Balance, December 31, 2005	30,952	$270,199
Shares issued	59	1,566
Shares issued for contingent consideration	746	19,024
Stock options exercised	46	704
Restricted share units (RSUs) released	15	421

Balance, March 31, 2006	31,818	$291,914

Contributed surplus

Amount

Balance, December 31, 2005	$16,989
Non-cash stock based compensation	1,480
RSUs released	(267)
Windfall tax benefit	473

Balance, March 31, 2006	$18,675

Cumulative translation account

Amount

Balance December 31, 2005	$31,893
Translation of self-sustaining foreign operations	(33)
Translation of debt financing of self-sustaining foreign operations	—

Balance, March 31, 2006	$31,860

14 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

11. Equity incentive plan
Under the Company’s equity incentive plan, stock based compensation includes stock options and RSUs. The Company’s accounting policy is to recognize the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests. The number of common shares that may be issued under the Equity Incentive Plan is limited to 3,631,820 common shares.
The Company estimates fair value of stock options granted using the Black-Scholes valuation model, which requires assumptions to be made in relation to the expected term of the stock option, volatility in the price of the underlying common shares, interest rates and dividend yield. The fair value model is particularly sensitive to the changes in the price and price volatility of the Company’s common shares. The Company estimates the fair value of RSUs granted at the fair market value of the Company’s common shares on the date of grant.
Stock Options
No options were issued in the three months ended March 31, 2006. The maximum option term is seven years, and the options vest at one-third per year over three years of continuous employment. All stock options were fully vested as of March 31, 2006.
A summary of the stock option activity and related information for the three months ended March 31, 2006 consists of the following:

	Number	Weighted-Average
	(000’s)	Exercise Price

Balance, December 31, 2005	1,136	$15.39
Exercised (Intrinsic value $587)	(46)	$15.31

Balance, March 31, 2006	1,090	$15.40

The following table summarizes information about the stock options outstanding at:

	March 31, 2006					December 31, 2005

		Number	Weighted-Average	Number	Number		Number	Weighted-Average	Number	Number
Exercise	Intrinsic	Outstanding	Remaining	Exercisable	Vested	Intrinsic	Outstanding	Remaining	Exercisable	Vested
Price	Value	(000’s)	Contractual Life	(000’s)	(000’s)	Value	(000’s)	Contractual Life	(000’s)	(000’s)

$15.67	$12.41	932	3.20 years	932	1,225	$10.13	969	3.43 years	969	1,225
$13.79	$14.29	158	3.75 years	158	266	$12.01	167	4.00 years	102	200

		1,090	3.28 years	1,090	1,491		1,136	3.52 years	1,071	1,425

Restricted Share Units
In the first quarter ended March 31, 2006, 222,000 RSUs were granted as follows: 7,000 RSUs were granted to the members of the Company’s Board of Directors; 44,000 RSUs were granted to the members of the Company’s Executive Management Team (EMT), and 171,000 RSUs were granted to other non-EMT employees. Generally, the maximum vesting term is 95 months.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 15

A summary of the non-vested RSU activity and related information for the three months ended March 31, 2006 consists of the following:

		Weighted-Average
	Number	Grant Date
	(000’s)	Fair Value

Balance, December 31, 2005	1,745	$17.12
Granted	222	$27.92
Forfeited	(10)	$16.50
Vested	(15)	$16.50

Balance, March 31, 2006	1,942	$18.36

The following table summarizes information about the RSUs outstanding at:

	March 31, 2006		December 31, 2005

		Weighted-Average		Weighted-Average
	Outstanding	Remaining	Outstanding	Remaining
	(000’s)	Contractual Life	(000’s)	Contractual Life

Fair Market Value at Grant Date
$16.50 – $19.30	1,707	2.89 – 5.25 years	1,732	3.13 – 5.50 years
$21.00 – $24.25	13	4.25 – 4.33 years	13	4.50 – 4.58 years
$26.07 – $28.45	222	2.75 – 4.98 years	—	— years

	1,942	3.88 years	1,745	4.11 years

Non-cash stock based compensation, including both compensation for the Talbot acquisition and other non-cash stock based compensation, of $6,299 and $8,998 for the three months ended March 31, 2006 and 2005, respectively, was expensed with offsetting credits to contributed surplus, and accounts payable and accrued liabilities. The Company recognized the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.
Compensation for the Talbot earnout includes both cash and non-cash stock based compensation and is detailed below.
Other non-cash stock based compensation for the three months ended March 31, 2006 and 2005 is comprised of the following:

	2006	2005

Stock options granted June 2002	$—	$462
Stock options granted February 2003	—	100
RSUs granted for 2003 bonuses	852	734
Other RSUs	783	501
Common shares for acquisition	—	7

Total other non-cash stock based compensation	$1,635	$1,804

The related income tax benefit for other non-cash stock based compensation, for the three months ended March 31, 2006 and 2005 was $671 and $437, respectively.

16 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

Compensation for the Talbot earnout, which is not deductible for tax purposes, for the three months ended March 31, 2006 and 2005 was comprised of the following:

	2006	2005

Cash compensation	$—	$3,317
Non-cash stock based compensation	4,664	3,877

Total compensation for the Talbot earnout	$4,664	$7,194

The Company estimates other non-cash stock based compensation expense in 2006 through 2011 will be:

Year ended December 31,	2006	2007	2008	2009	2010	2011

RSUs granted for 2003 bonuses	$2,218	$1,991	$1,991	$1,991	$1,936	$—
Other RSUs	4,174	4,150	3,986	1,706	998	140
Common shares for acquisitions	19	5	—	—	—	—

Total other non-cash stock based compensation	$6,411	$6,146	$5,977	$3,697	$2,934	$140

The Company estimates the compensation for the Talbot earnout for 2006 through 2011 will be:

Year ended December 31,	2006	2007	2008	2009	2010	2011

Cash compensation	$—	$—	$—	$—	$—	$—
Non-cash stock based compensation	9,940	1,759	—	—	—	—

Total compensation for the Talbot earnout	$9,940	$1,759	$—	$—	$—	$—

Total future compensation costs related to non-vested awards as of March 31, 2006 for other non-cash stock based compensation are $23,683 and for the Talbot earnout are $7,035.
12. Earnings per share
Basic earnings per share, excluding the dilutive effect of common share equivalents, are calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated using the if-converted method for the subordinated convertible debentures and the treasury stock

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 17

method for options and restricted share units and includes the effects of all potentially dilutive securities. Earnings per common share are calculated as follows:

	For the
	three months
	ended March 31,

	2006	2005

Net earnings from continuing operations	$16,745	$16,107
Net earnings (loss) from discontinued operations	(279)	373

Net earnings (numerator)	16,466	16,480
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	475	475
Payment in lieu of dividends on restricted share units (net of income tax)	29	28

Net earnings plus assumed conversions (numerator)	$16,970	$16,983

Weighted average shares outstanding — Basic (denominator)	31,756	30,368
Effect of dilutive securities:
8.5% subordinated convertible debentures	2,390	2,518
Stock options	1,090	1,340
Restricted share units	1,263	889
Talbot earnout shares	482	1,213
Retractable shares	—	69

Weighted average shares outstanding — Diluted (denominator)	36,981	36,397

Basic earnings (loss) per share
Continuing operations	$0.53	$0.53
Discontinued operations	(0.01)	0.01

Total operations	$0.52	$0.54

Diluted earnings (loss) per share
Continuing operations	$0.47	$0.46
Discontinued operations	(0.01)	0.01

Total operations	$0.46	$0.47

13. Income taxes
Income taxes for the three months ended March 31, 2006 and 2005 amounted to $12,019 and $12,626 respectively, resulting in an effective tax rate of 41.8% and 43.9% in the first quarter 2006 and 2005, respectively. This decrease in the effective tax rate is due primarily to decreased compensation related to the Talbot acquisition which is not deductible for tax purposes. Excluding this compensation, the effective tax rate for the three months ended March 31, 2006 and 2005 was 36.0% and 35.1%, respectively. The lower effective tax rate in 2005 was primarily attributable to nontaxable gains on the disposition of certain Canadian insurance brokerages in 2005.

18 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

14. Interest and income taxes paid
Interest and income taxes paid for the three months ended March 31, 2006 and 2005 were:

	For the
	three months
	ended March 31,

	2006	2005

Interest paid	$794	$820
Income taxes paid	$3,945	$5,576
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
Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by operating and geographic segment is as follows:

	For the three months ended March 31,

	2006			2005

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Revenue
Brokerage	$37,941	$95,924	$133,865	$34,505	$84,550	$119,055
Corporate	2,802	5,431	8,233	6,487	3,889	10,376
Elimination of intra-segment revenue	(2,700)	(5,330)	(8,030)	(6,419)	(3,831)	(10,250)

	$38,043	$96,025	$134,068	$34,573	$84,608	$119,181

Net earnings (loss) from continuing operations before income taxes
Brokerage	$11,806	$23,950	$35,756	$8,424	$23,361	$31,785
Corporate	(7,563)	571	(6,992)	(5,641)	2,589	(3,052)

	$4,243	$24,521	$28,764	$2,783	$25,950	$28,733

Income tax expense (benefit) — current
Brokerage	$4,129	$8,796	$12,925	$2,654	$10,119	$12,773
Corporate	(402)	(765)	(1,167)	1,002	(171)	831

	$3,727	$8,031	$11,758	$3,656	$9,948	$13,604

Income tax expense (benefit) — future
Brokerage	$(2)	$783	$781	$(113)	$(965)	$(1,078)
Corporate	(485)	(35)	(520)	(183)	283	100

	$(487)	$748	$261	$(296)	$(682)	$(978)

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 19

	For the three months ended March 31,

	2006			2005

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Net earnings (loss) from continuing operations
Brokerage	$7,679	$14,371	$22,050	$5,883	$14,207	$20,090
Corporate	(6,676)	1,371	(5,305)	(6,460)	2,477	(3,983)

	$1,003	$15,742	$16,745	$(577)	$16,684	$16,107

Net earnings (loss) from discontinued operations
Brokerage	$—	$(279)	$(279)	$—	$373	$373
Corporate	—	—	—	—	—	—

	$—	$(279)	$(279)	$—	$373	$373

Net earnings (loss)
Brokerage	$7,679	$14,092	$21,771	$5,883	$14,580	$20,463
Corporate	(6,676)	1,371	(5,305)	(6,460)	2,477	(3,983)

	$1,003	$15,463	$16,466	$(577)	$17,057	$16,480

Amortization of intangible assets	$53	$3,223	$3,276	$32	$1,801	$1,833
Additions to property and equipment	$728	$2,339	$3,067	$490	$446	$936
Depreciation	$682	$1,460	$2,142	$690	$1,374	$2,064
Interest income	$396	$697	$1,093	$306	$475	$781
Interest expense	$2,856	$187	$3,043	$2,182	$200	$2,382

	As of March 31, 2006 and December 31, 2005

	2006			2005

	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated

Identifiable assets
Brokerage	$170,701	$692,759	$863,460	$177,900	$773,094	$950,994
Corporate	31,942	98,388	130,330	41,095	9,264	50,359

	$202,643	$791,147	$993,790	$218,995	$782,358	$1,001,353

20 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

16. Related party transactions
In the three months ended March 31, 2006 and 2005, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three
	months ended
	March 31,

	2006	2005

Northbridge Financial Corporation	$4,941	$4,515
Crum & Forster Holdings, Inc	173	178
Fairfax Inc	144	(253)

	5,258	4,440
Old Lyme Insurance Company, Ltd. (OLIC)	1,233	1,490

	$6,491	$5,930

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $8,242 and $12,228, respectively, at March 31, 2006 and $9,990 and $19,535, respectively, at December 31, 2005. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 25% of the Company’s common shares as of March 31, 2006. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub. The Company continues to place insurance with OLIC. The compensation that the Company earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.
As of March 31, 2006 and December 31, 2005, subsidiaries of Fairfax held the Fairfax notes in the amount of $35,000.
During the three months ended March 31, 2006 and 2005, the Company incurred expenses related to rental of premises from related parties in the amount of $786 and $599, respectively. At March 31, 2006 and December 31, 2005 the Company also had receivables due from related parties in the amount of $1,947 and $2,191, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these receivables, as of March 31, 2006 and December 31, 2005, $1,495, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. The loans will mature June, 2011 and bear interest at a rate of prime plus 0.5%. The interest rate at March 31, 2006 was 6.0%. As collateral, the employees have pledged 122,000 common shares as of March 31, 2006 and December 31, 2005, respectively, which have a market value of $3,456 and $3,156 as of March 31, 2006 and December 31, 2005, respectively.
17. Reconciliation to U.S. GAAP
The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 21

Net earnings and comprehensive income
There were no differences between Canadian GAAP and U.S. GAAP affecting net earnings, basic earnings per share and diluted earnings per share. The table below presents comprehensive income under U.S. GAAP for the three months ending March 31, 2006 and 2005.

	For the three
	months ended
	March 31,

	2006	2005

Net earnings from continuing operations for the period on Canadian GAAP and U.S. GAAP (1)	$16,745	$16,107
Net earnings (loss) from discontinued operations for the period on Canadian GAAP and US GAAP (1)	(279)	373

Net earnings for the period based on Canadian GAAP and U.S. GAAP (1)	16,466	16,480
Other comprehensive income: (2)Unrealized gain/(loss) net of tax of $16 — Q1/06, $(35) — Q1/05	(18)	53
Foreign currency translation adjustment	(33)	(472)

Comprehensive income based on U.S. GAAP (2)	$16,415	$16,061

Shareholders’ equity
The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005

Shareholders’ equity based on Canadian GAAP	$457,561	$419,926
Adjustment to investment held for sale (3)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain net of tax of $11 — 2006, $(2) — 2005	(14)	4

Shareholders’ equity based on U.S. GAAP (3)	$455,831	$418,214

Notes:

(1)	The condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2006 and 2005, were the same under Canadian and U.S. GAAP. The condensed consolidated balance sheets as at March 31, 2006 and December 31, 2005 under U.S. GAAP are as follows:

	March 31,	December 31,
	2006	2005

Condensed consolidated balance sheets:
Total current assets	$420,874	$431,529
Total assets (4)	$987,023	$995,753
Total current liabilities	$352,149	$393,787
Total liabilities (4)	$531,192	$577,539
Total shareholders’ equity	$455,831	$418,214

(2)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP

22 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

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

(3)	Under Canadian GAAP, investments held for sale are recorded at cost. No further adjustments are made to the carrying value of the investment until it is sold, at which time a gain or loss is recorded between the sales proceeds and its carrying value. Under U.S. GAAP investments held for sale are recorded at cost and adjusted to fair value until sold at which time the difference between the sales proceeds and its carrying value is recorded as an adjustment to goodwill. The adjustment of $1,716 reflects the difference in accounting for investments acquired through the purchase of an insurance brokerage in 2001 and held for sale and subsequently sold by the Company in 2002 under Canadian GAAP vs. U.S. GAAP.

(4)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $10 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $5.1 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

Effects of new accounting pronouncements
As mentioned in note 2, the Company has applied the provisions of both SFAS No. 123 (R) and SAB 107 in preparation of its financial statements and accordingly there are no differences between U.S. GAAP and Canadian GAAP related to non-cash stock based compensation.
18. Subsequent events

a.	On April 1, 2006 the Company purchased three large insurance brokerages, based in Massachusetts and Pennsylvania, from subsidiaries of Citizens Financial Group, Inc. (CFG) for approximately $80 million in cash as well as an earnout in cash and the Company’s common shares based on future performance.

b.	In November 2003, a universal “shelf” registration statement (2003 Shelf) that the Company filed with the Securities and Exchange Commission (SEC) on July 30, 2003 covering the public offering and sale, from time to time, of an aggregate of up to $100 million of debt and/or equity securities, was declared effective. As of March 31, 2006, the full amount of the $100 million of the 2003 Shelf remained available. On April 17, 2006, a universal “shelf’ registration statement (2006 Shelf) that the Company filed with the SEC on April 5, 2006 was declared effective. The 2006 Shelf covers the public offering and sale, from time to time, of (i) an aggregate of up to approximately $204 million of debt and/or equity securities by the Company and (ii) an aggregate of approximately $21 million of common shares by various selling shareholders named in the 2006 Shelf. The Company will not receive any proceeds from the sale of common shares by the selling shareholders. On April 19, 2006 the Company deregistered the full amount of the $100 million of the 2003 Shelf. As of May 10, 2006, the full amount of the $204 million of debt and/or equity securities remained available for sale by the Company. The net proceeds from the sale of these securities under the 2006 Shelf could be used to fund acquisitions and for general corporate purposes, including capital expenditures and working capital needs.

c.	As mentioned above, on March 31, 2006 the Company incurred bank debt of $75.0 million to fund, in part, the acquisition of the CFG brokerages. Subsequent to March 31, 2006, on April 4, 2006, the Company fully repaid the $75.0 million bank debt and terminated this facility. In addition on April 4, 2006 the Company completed the private sale of $75.0 million aggregate principal amount of 6.43% senior notes due April 4, 2016 (the

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 23

“Notes”). Interest on the Notes accrues at a rate of 6.43% per annum and is payable in arrears quarterly on January 4, April 4, July 4, and October 4 of each year starting on July 4, 2006. The principal portion of the notes must be repaid in the amount of $12.5 million on April 4 of each year, beginning on April 4, 2011 and through and including April 4, 2015. The notes mature on April 4, 2016. Also, on April 4, 2006 the Company entered into a revolving unsecured credit facility. This facility provides for a one-year revolving credit facility of $75.0 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. Unless extended, on April 4, 2007 this facility will be converted into three-year non-revolving loans. Interest on such loans will be 0.25% higher than the interest rates discussed above. The aggregate proceeds of these borrowings, along with $9.0 million of cash on hand, were used to repay and terminate the bank debt mentioned above and to repay $65.0 million of indebtedness under and terminate our revolving U.S. dollar LIBOR loan that existed at March 31, 2006. As a result of the transactions described above, as of April 4, 2006, the Company reduced its indebtedness by $9.0 million compared to the amount reported as of March 31, 2006. See note 9 “Debt.”

24 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q. Reference to “Hub,” the “Company,” “we,” “us,” “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they affect us are described in note 17 to our unaudited consolidated financial statements.
Overview
Hub International is one of the leading insurance brokers in North America, providing a broad array of property and casualty, life and health, employee benefits and risk management product and services. We focus on both commercial and personal accounts in the United States and Canada, which we serve through our approximately 3,400 employees in nearly 200 offices, using a variety of retail and wholesale distributing channels. Since our company was formed in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired an additional 121 brokerages and have established a strong presence in the northeastern, midwestern and western United States and in the Canadian provinces of Ontario, Quebec and British Columbia. All of our large acquisitions over the past five years were in the United States. Accordingly, U.S. revenue has grown to 72% of our total in the first quarter 2006 from 22% in the first quarter 2000, reflecting primarily acquisition growth but also organic growth. Organic growth, a non-GAAP measure, is similar to the same-store-sales calculation used by retailers. It includes revenue growth from units included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.
On April 1, 2006 we purchased three large insurance brokerages, based in Massachusetts and Pennsylvania, from subsidiaries of Citizens Financial Group, Inc. (CFG), for approximately $80 million in cash as well as an earnout in cash and our common shares based on future performance. The earnout will be at least $3 million.
As of January 1, 2006, we sold our U.S. financial services operation. Net earnings for these operations are included in our Consolidated Statements of Earnings under “Net earnings (loss) from discontinued operations”. See note 5 “Discontinued Operations”.
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
Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provides approximately 88% of our annual revenue base. Commission income for the first quarter 2006 provided approximately 75% of our revenue base compared to 73% in the first quarter 2005. This percentage is lower in the first quarter than in other quarters as we earn the majority of our contingent commissions and volume overrides

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 25

early in the year as they are based on prior year performance. In addition to these “core” commissions, the company derives revenue from:

•	Volume overrides — additional compensation based on the overall volume of business a brokerage places with the insurance company (See “Contractual Obligations — Other” for information regarding our legal proceedings);

•	Contingent commissions — additional compensation based on the profit the insurance company makes on the book of business a brokerage places with the insurance company (See “Contractual Obligations — Other” for information regarding our legal proceedings); and

•	Other income — comprised primarily of premium finance fees, fees charged to clients in lieu of commissions and interest income, including income earned while we hold client premiums on behalf of insurance companies.
We operate through an organizational structure comprised of our head office, larger regional or specialty brokerages that we call “hub” brokerages and smaller brokerages managed by the regional hubs. Our head office implements the acquisition of hub brokerages and oversees the acquisition of smaller, “fold-in” brokerages by the hubs. Our head office also coordinates selling and marketing efforts, identifies cross-selling opportunities among our brokerages and handles certain general administrative functions. At March 31, 2006, we had 14 “hub” brokerages — nine in the United States and five in Canada.
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
Our structure enables our hub brokerages to more effectively and quickly meet the changing needs of our clients in various markets, while benefiting from the operating efficiencies and leverage of a large brokerage. We seek to operate largely on a decentralized basis, believing that the best operating decisions are made close to the customer. At the same time, we recognize that our growth has created demand for increased coordination by our head office. In 2005 and 2004, we invested more in the coordination of additional functions from our head office to enhance cross-selling, international collaboration, marketing efficiencies, total expense management and financial control initiatives. As a general operating guideline, we work to centralize those activities that do not touch the customer directly, while adopting a more decentralized approach for functions that connect directly with customers.
During the two years after September 11, 2001, premium rates remained firm for most types of coverage, rising 10% to 15% per year in many cases. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During 2004, insurance rates in both Canada and in the U.S., for many types of coverage, declined. In 2005, in both Canada and the U.S. we saw average declines in premiums in the range of three to five percent. As a result of the 2005 hurricane season, property rates for coastal areas in the first quarter 2006 have increased. However, all other areas of North America continue to see decreases in rates. We do not have a significant client base in the coastal areas.
For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums usually yield reduced commissions, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. During 2005, we started to see more evidence of insurance buyers increasing coverage levels as a result of the softening of insurance rates. For the remainder of 2006 we expect continued declines in premium levels. In addition, the economic environment could lead to higher or lower sales and employee headcounts at client companies, leading in turn to increased or reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.

26 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

Results of Operations
Three months ended March 31, 2006 compared with three months ended March 31, 2005
Revenue
As a result of acquisitions and 3% organic growth, which includes the strengthening of the Canadian dollar as compared to the U.S. dollar in 2006, we reported a 12% increase in revenue to $134.1 million in 2006.
The table below shows a breakdown of our revenue by segment and type for the three months ended March 31, 2006 and 2005 including organic growth for 2006:

	Revenue				Adjustment
					for
(in thousands of U.S. dollars,			Total Net	Total Net	(Acquisitions)	Organic	Organic
except percentages)	2006	2005	Change($)	Growth(%)	and Disposals	Growth($)	Growth(%)

Total
Commission Income	$99,892	$86,914	$12,978	15%	$(10,407)	$2,571	3%
Contingent
Commissions and Volume Overrides	31,169	29,160	2,009	7%	(983)	1,026	4%
Other Income	3,007	3,107	(100)	(3)%	266	166	5%

Total	$134,068	$119,181	$14,887	12%	$(11,124)	$3,763	3%

U.S.
Commission Income	$71,201	$61,098	$10,103	17%	$(10,034)	$69	—%
Contingent
Commissions and Volume Overrides	22,533	20,957	1,576	8%	(983)	593	3%
Other Income	2,291	2,553	(262)	(10)%	268	6	—%

Total	$96,025	$84,608	$11,417	13%	$(10,749)	$668	1%

Canada
Commission Income	$28,691	$25,816	$2,875	11%	$(373)	$2,502	10%
Contingent
Commissions and Volume Overrides	8,636	8,203	433	5%	—	433	5%
Other Income	716	554	162	29%	(2)	160	29%

Total	$38,043	$34,573	$3,470	10%	$(375)	$3,095	9%

Of the $14.9 million in new revenue we reported, $3.8 million, or 25%, resulted from organic growth, while $11.1 million or 75% reflected growth through acquisition, net of dispositions. Organic growth figures include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the first quarter 2006, the rise of the Canadian dollar versus the U.S. dollar contributed two percentage points of our 3% organic growth in total revenue.
In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, both the first quarters of 2006 and 2005 results included a number of factors that can complicate any efforts at direct comparisons. To increase investor understanding the following chart shows the impact that specific items would have had if they had not occurred on net earnings and diluted earnings per-share.

	For the three months ended March 31,

	2006		2005
(in thousands of U.S. dollars,
except per share amounts)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS

Impact of compensation for Talbot earnout	$4,664	$0.13	$7,194	$0.20
Impact of foreign exchange	$(389)	$(0.01)	$(668)	$(0.02)
Impact of gain on forgiveness of debt	$—	$—	$(2,925)	$(0.08)
Impact of gain on disposition of assets of certain brokerages	$(133)	$—	$(1,913)	$(0.05)

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 27

As shown above, the compensation related to the Talbot acquisition decreased $2.5 million to $4.7 million in the first quarter 2006 from $7.2 million in the first quarter 2005, which reflects a greater weighting of this expense in earlier periods under applicable expensing methods in accordance with generally accepted accounting principles. The contingent payment to Talbot management is recorded by us as a charge to earnings over the period in which the payments are earned because it is a compensation based arrangement and specifically a performance award. The management of Talbot was and is to be compensated for future services based on achieving certain performance targets during each of the 12 months ending December 31, 2004, 2005 and 2006. See “Contractual Obligations — Acquisitions”. We estimate that the aggregate value of compensation which will be recognized under this arrangement will be approximately $55 million, of which $4.7 million and $7.2 million were recognized in the three months ended March 31, 2006 and 2005, respectively. In total, $47.8 million has been recognized from the date of acquisition through March 31, 2006 as an expense with an offsetting credit to accounts payable and accrued liabilities, and $12.4 million remains unpaid at March 31, 2006. In addition, in 2006 we benefited from the gain on disposition of assets of certain brokerages of $0.1 million, after tax, as compared to a gain of $1.9 million in 2005.
Gains or losses on disposition of assets are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Similarly, changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local currency results as an indicator of underlying operations. The strength of the Canadian dollar versus the U.S. dollar increased our net earnings and diluted earnings per share, as shown above for the first quarter 2006 and 2005. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results See “Market Risk.”
U.S. Results
U.S. revenue grew 13% to $96.0 million, or 72% of revenue, in the first quarter 2006 as compared to 2005, due to both contributions of operations acquired in 2005 and 2006 and to organic growth. Net acquisitions and dispositions added $10.7 million to revenue, or 94% of the increase, while organic growth provided $0.7 million, or 6% of revenue growth. Our U.S. operations posted an organic growth rate of 1% in the first quarter 2006, a decrease from 5% in the first quarter 2005, primarily due to the decrease in growth in contingent commissions and volume overrides. Core commission income increased 17% in the first quarter 2006 and organic growth was 0% in the first quarter 2006 and 2005.
Canadian Results
Canadian revenue grew 10% to $38.0 million, or 28% of consolidated revenue, in the first quarter 2006 as compared to 2005, primarily as a result of organic growth as well as a strengthening of the Canadian dollar against the U.S. dollar. Canadian operations posted organic growth of 9%, of which six percentage points reflected a stronger Canadian dollar. Core commission income increased 11% in the first quarter 2006 and organic growth was 10% in the first quarter 2006 and 2005.
Compensation Expense
Employee cash compensation expense for the first quarter 2006 increased 9% to $68.4 million from $62.5 million and as a percentage of revenue, decreased to 51% from 52%. The decrease in the compensation for the Talbot earnout is due to a greater weighting of this expense in earlier periods. Compensation for the Talbot earnout includes a cash and a non-cash stock based component as set out in the table below. The first Talbot earnout payment in the amount of $16.4 million was paid in cash on September 1, 2005. The second payment of $19.0 million was paid in our common shares on March 31, 2006. Management expects future payments to be made in common shares although future payments with respect to the earnout may be made in cash or common shares as determined at the discretion of management.

28 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

For the three months ended March 31, 2006 and 2005
(in thousands of U.S. dollars, except percentages)

				% of
				Revenue

	2006	2005	% Change	2006	2005

Employee cash compensation	$68,367	$62,468	9%	51%	52%
Compensation for Talbot earnout — cash	—	3,317	—%	—%	3%
Compensation for Talbot earnout — non-cash stock based	4,664	3,877	20%	4%	3%

Total compensation for Talbot earnout	4,664	7,194	(35)%	4%	6%

Other non-cash stock based compensation	1,635	1,804	(9)%	1%	2%

Total	$74,666	$71,466	4%	56%	60%

Other non-cash stock based compensation includes stock options and restricted share units (RSUs). Our policy is to expense the fair value of non-cash stock based compensation over the period in which entitlement to the compensation vests.
Total other non-cash stock based compensation for the three months ended March 31, 2006 and 2005 is comprised of the following:

(in thousands of U.S. dollars)	2006	2005

RSUs granted for 2003 bonuses	$852	$734
Other RSUs	783	501
Stock options granted February 2003	—	100
Stock options granted June 2002	—	462
Common shares for acquisitions	—	7

Total other non-cash stock based compensation	$1,635	$1,804

Selling, Occupancy and Administration Expense
Selling, occupancy and administration expense increased 14% to $22.4 million in the first quarter 2006 as compared to 2005. As a percentage of revenue, selling, occupancy and administration expense increased to 17% versus 16% in the first quarter 2005.
Depreciation
Depreciation increased 4% to $2.1 million in 2006 but remained constant at 2% of revenue from the first quarter 2005.
Interest Expense
Interest expense increased 28% to $3.0 million from $2.4 million in 2005 primarily as a result of higher interest rates in 2006.
Intangible Asset Amortization
Intangible asset amortization increased 79% to $3.3 million in the first quarter 2006 as compared to the first quarter 2005 due to acquisitions made in 2005.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 29

Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets
In the first quarter 2006 we sold assets of certain brokerages in the U.S. resulting in a gain of $0.2 million compared with a gain of $2.4 million in the first quarter 2005 from the sale of certain brokerages in Canada.
Gain on Forgiveness of Debt
During the first quarter 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million resulting in a gain of $4.5 million.
Provision for Income Tax Expense
Our effective tax rate decreased in the first quarter 2006 to 41.8% from 43.9% in the first quarter 2005, due primarily to decreased compensation related to the Talbot acquisition in 2006 which is not deductible for tax purposes. Excluding this compensation, the effective tax rate for the first quarter 2006 and 2005 were 36.0% and 35.1%, respectively. The lower effective tax rate in 2005 was primarily attributable to non-taxable gains on the disposition of certain Canadian insurance brokerages in 2005.
Net Earnings and Earnings Per Share from Continuing Operations
Our net earnings from continuing operations increased 4% to $16.7 million in the first quarter 2006, primarily as a result of growth in revenue and a decrease in compensation related to the Talbot earnout. Diluted earnings per share from continuing operations increased 2% to $0.47.
As shown in the table on page 27, net earnings increased $0.4 million or $0.01 per diluted share, related to the strengthening Canadian dollar versus the U.S. dollar. Also, net earnings decreased $4.7 million or $0.13 per diluted share due to the impact of the Talbot earnout.
Net Earnings and Diluted Earnings per Share from Discontinued Operations
During 2005, we adopted a formal plan of disposition related to our U.S. financial services operation. The sale was completed January 1, 2006. See note 5 “Discontinued Operations”. Results for discontinued operations have been removed from continuing operations for 2005 and reflected on our Consolidated Statements of Earnings as “Net earnings (loss) from discontinued operations.” Net earnings (loss) from discontinued operations were $(0.3) million and $0.4 million for 2006 and 2005, respectively. Diluted earnings (loss) per share from discontinued operations were $(0.01) and $0.01 for the first quarter 2006 and the first quarter 2005, respectively.
Cash Flow, Liquidity and Capital Resources
We began 2006 with cash and cash equivalents of $70.1 million. Operating activities in the first quarter 2006 generated $34.1 million of cash. On March 30, 2006 we incurred bank debt of $75.0 million to fund, in part, the acquisition of three large insurance brokerages from CFG which was completed on April 1, 2006. This bank debt was repaid subsequent to March 31, 2006 (see discussion below). In the first quarter 2006 we paid $8.5 million for acquisitions. In addition, we repaid long-term debt of $1.4 million, made property and equipment purchases of $2.9 million and paid dividends of $2.2 million in 2006. The March 2006 funding for the CFG brokerage acquisitions was the primary reason, along with our operating cash flow, that cash increased by $96.4 million to $166.5 million in the first quarter 2006.
On March 31, 2006, our cash position of $166.5 million included approximately $100.0 million available for acquisitions of which $80.0 million was used to pay for the CFG brokerages in April 2006. This amount combined with available lines of credit provides us with a total amount of $120.3 million available for acquisitions ($40.3 million excluding the CFG brokerages) compared to the $39.5 million available at December 31, 2005. It is not possible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use our common shares as partial consideration for any hub

30 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

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
In November 2003, a universal “shelf” registration statement (2003 Shelf) that we filed with the Securities and Exchange Commission (SEC) on July 30, 2003 covering the public offering and sale, from time to time, of an aggregate of up to $100 million of debt and/or equity securities, was declared effective. As of March 31, 2006, the full amount of the $100 million of the 2003 Shelf remained available. On April 17, 2006, a universal “shelf” registration statement (2006 Shelf) that we filed with the SEC on April 5, 2006 was declared effective. The 2006 Shelf covers the public offering and sale, from time to time, of (i) an aggregate of up to approximately $204 million of debt and/or equity securities by us and (ii) an aggregate of approximately $21 million of common shares by various selling shareholders named in the 2006 Shelf. We will not receive any proceeds from the sale of common shares by the selling shareholders. On April 19, 2006, we deregistered the full amount of the $100 million of the 2003 Shelf. As of May 10, 2006, the full amount of the $204 million of debt and/or equity securities remained available for sale by us. The net proceeds from the sale of these securities under the 2006 Shelf could be used to fund acquisitions and for general corporate purposes, including capital expenditures and working capital needs.
At March 31, 2006, we had three separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — We had an unsecured facility totaling $75 million and bearing interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR which was paid in full and terminated on April 4, 2006. LIBOR was 4.83% and 4.39% at March 31, 2006 and December 31, 2005, respectively. The facility was available on a revolving basis for one year. Borrowings under this facility totaled $65 million at March 31, 2006 and December 31, 2005. As of March 31, 2006, we were in compliance with all financial covenants governing this facility.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $10.3 million facility which bears interest at the bank’s U.S. base rate, which was 8.25% and 7.75% at March 31, 2006 and December 31, 2005, respectively, plus 50 basis points. Borrowings under this facility are repayable on demand.

(3)	Revolving U.S. dollar base rate loan — This unsecured facility totaled $75.0 million, with a maturity date of March 29, 2007. This facility was used to fund an acquisition (see footnote 18 “Subsequent events”). On April 4, 2006, this facility was fully repaid and terminated.
Additional debt at March 31, 2006, includes the following:
As of March 31, 2006 we had outstanding $65 million aggregate principal amount of unsecured senior notes issued June 10, 2003. The senior notes were issued in two series. Series A represents $10 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $3.3 million due annually, June 15, 2008 through June 15, 2010. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $11 million due annually, June 15, 2009 through June 15, 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. We incurred approximately $0.7 million in fees and expenses related to the offering of these notes which were capitalized and are being amortized to expense over the term of the notes. As of March 31, 2006 we were in compliance with all financial covenants governing the senior notes.
On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $10 million and $55 million, respectively, to a floating rate resulting in an expense of approximately 1.0% for the three months ended March 31, 2006 and a savings of approximately 1.0% for the three months ended March 31, 2005, respectively. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at March 31, 2006, we

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 31

estimate the fair value of the swap to be $5.1 million, which is not recognized in our financial statements. Accordingly, $5.1 million is the estimated amount that we would need to pay to terminate the swap as of March 31, 2006.
In addition to these primary credit sources, we ended March 31, 2006 with $7.3 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2006 through 2011. Of the outstanding subsidiary debt, $3.6 million is secured by liens on certain assets of our subsidiaries.
Also at March 31, 2006, we had outstanding $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax Financial Holdings Limited (the “Fairfax notes”). The Fairfax notes are convertible by the holders at any time into our common shares at C$17.00 per share. Beginning June 28, 2006, we may require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of our common shares on the TSX for twenty consecutive trading days equals or exceeds C$19.00 per share. If converted, Fairfax would have owned approximately 30% of our total outstanding common shares as of March 31, 2006, versus the 25% of outstanding shares which it held on that date. Based on the current price of our common shares, which exceeds C$17.00 per share, it is possible that the Fairfax notes will be converted into our common shares.
As mentioned above on April 1, 2006, we purchased three large insurance brokerages, based in Massachusetts and Pennsylvania, from subsidiaries of CFG for $80 million in cash as well as an earnout in cash and our common shares based on future performance. The earnout will be at least $3 million. On March 31, 2006, we incurred bank debt of $75.0 million to fund, in part, the acquisition of the CFG brokerages. Subsequent to March 31, 2006, on April 4, 2006, we fully repaid the $75.0 million bank debt and terminated this facility. In addition on April 4, 2006, we completed the private sale of $75.0 million aggregate principal amount of 6.43% senior notes due April 4, 2016 (the “Notes”). Interest on the Notes accrues at a rate of 6.43% per annum and is payable in arrears quarterly on January 4, April 4, July 4, and October 4 of each year starting on July 4, 2006. The Notes must be repaid in the amount of $12.5 million on April 4 of each year, beginning on April 4, 2011 and through and including April 4, 2015. The Notes mature on April 4, 2016. Also, on April 4, 2006 we entered into a revolving unsecured facility. This facility provides for a one-year revolving credit facility of $75.0 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. Unless extended, on April 4, 2007 this facility will be converted into three-year non-revolving loans. Interest on such loans will be 0.25% higher than the interest rates discussed above. The aggregate proceeds of these borrowings, along with $9.0 million of cash on hand, were used to repay and terminate the bank debt mentioned above and to repay $65.0 million of indebtedness under and terminate our revolving U.S. dollar LIBOR loan that existed at March 31, 2006. As a result of the transactions described above, as of April 4, 2006 we reduced our indebtedness by $9.0 million compared to the amount reported as of March 31, 2006.
Net debt, defined as bank debt ($75.0 million), long-term debt ($137.6 million) and subordinated convertible debentures ($35.0 million) less non-trust cash (cash and cash equivalents of $166.5 million) as of March 31, 2006, was $81.1 million compared with $105.2 million as of December 31, 2005. Our debt to capitalization ratio (debt as a percentage of debt and shareholders’ equity) increased to 35% at March 31, 2006, compared with 29% at December 31, 2005. If we had fully utilized all lines of credit and other loan facilities at March 31, 2006, our ratio of debt to capitalization would have been 37%, which is within the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than the 45%. As of March 31, 2006, we were in compliance with the financial covenants under all of our debt instruments.
Our principal source of liquidity is our operating cash flow and borrowings under our credit facilities. Operating cash flow is affected by net earnings, non-cash items such as amortization, depreciation, compensation for the Talbot earnout, and non-cash working capital items. For the first quarter 2006, operating cash flows were higher than for the first quarter 2005 by $20.9 million primarily due to timing of receivable collections.
As an insurance broker, we collect and hold premiums paid by clients, deduct commissions and other expenses from these payments, and hold the remainder in trust, which we remit to the insurers who provide coverage to clients.

32 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

We earn interest on these funds during the time between receipt of the cash and the time the cash is paid to insurers. The cash held in trust is shown separately on our balance sheet under the caption “Trust Cash.” On the statement of cash flows, changes in trust cash are included as part of the change in non-cash working capital and the determination of cash provided from operating activities.
Contractual Obligations
The table below summarizes our contractual obligations and commercial commitments as of March 31, 2006:

Payments due by period		Less than	1-3	4-5	After
(in thousands of U.S. dollars)	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$137,159	$ 6,327	$7,826	$74,256	$48,750
Operating lease obligations	97,488	19,166	33,431	22,263	22,628
Bank debt	75,000	75,000	—	—	—
Subordinated convertible debentures	35,000	—	35,000	—	—
Interest on long-term debt	35,442	8,278	15,940	8,642	2,582
Capital lease obligations	125	124	1	—	—
Executive share purchase plan loans	325	—	325	—	—

Total	$380,539	$108,895	$92,523	$105,161	$73,960

Acquisitions
On July 1, 2004, we purchased all of the common shares of Satellite Acquisition Corporation (Satellite) a corporation formed by senior management at Talbot Financial Corporation (Talbot). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. We will purchase special shares of Satellite owned by the management of Talbot using a combination of both restricted and unrestricted Hub common shares or cash. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The second payment of $19.0 million was made in 746,000 of our common shares on March 31, 2006, based upon Talbot’s earnings for the 12 months ending December 31, 2005. The remaining payment will be made on March 31, 2007 based upon Talbot’s earnings for the 12 month period ending December 31, 2006. The contingent payment to Talbot management is recorded by us as a charge to earnings over the period in which the payments are earned because it is a compensation based arrangement and specifically a performance award. The management of Talbot was and is to be compensated for future services based on achieving certain performance target during each of the 12 months ending December 31, 2004, 2005 and 2006. We estimate that the aggregate value of compensation which will be recognized under this arrangement will be approximately $55 million, of which $4.7 million and $7.2 million were recognized in the three months ended March 31, 2006 and 2005, respectively. In total $47.8 million has been recognized from the date of acquisition through March 31, 2006 as an expense with an offsetting credit to accounts payable and accrued liabilities and $12.4 million still remains unpaid at March 31, 2006.
In connection with other various acquisitions completed through March 31, 2006, we may be obligated to pay contingent consideration up to a maximum sum of approximately $24.2 million in cash and $10.2 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April, 2010 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at March 31, 2006, the financial statements reflect a liability to pay cash of $0.3 million as of March 31, 2006.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 33

Other
As previously disclosed, the insurance brokerage industry in general and certain of our subsidiaries in particular have been the subject of ongoing investigations by state attorneys general and insurance regulators regarding contingent commissions and other practices. As also previously reported, various class actions have been filed with respect to such matters. We have not recorded a liability at March 31, 2006 related to these matters.
In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $3.9 million as of March 31, 2006 and December 31, 2005, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 383,000 of Hub common shares as of March 31, 2006 and December 31, 2005, respectively, which have a market value of $10.8 million and $9.9 million as of March 31, 2006 and December 31, 2005, respectively. Interest on the loans in the amount of $57,000 and $49,000 for the period ended March 31, 2006, and 2005, respectively, was paid by us and is included in compensation expense.
In the normal course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all such asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.
Shareholders’ equity
Restricted share units. In the first quarter ended March 31, 2006, 222,000 restricted share units (RSUs) were granted as follows: 7,000 RSUs were granted to the members of our Board of Directors; 44,000 RSUs were granted to the members of the Executive Management Team (EMT) and 171,000 RSUs were granted to the other non-EMT employees.
Share repurchases. For the quarter ended March 31, 2006, no common shares were repurchased by us.
Shares reserved for issuance. As of March 31, 2006, 3.6 million common shares were reserved for issuance under our equity incentive plan. As of March 31, 2006, an aggregate of approximately 3.1 million stock options and RSU’s were outstanding which would reduce such shares reserved for issuance.
Shareholder’s equity as of March 31, 2006 is comprised of the following:

			Cumulative
	Share	Contributed	Translation	Retained
(in thousands of U.S. dollars)	Capital	Surplus	Account	Earnings	Total

Balance, December 31, 2005	$270,199	$16,989	$31,893	$100,845	$419,926

Non-cash stock based compensation	—	1,480	—	—	1,480
Shares issued, net of cancellation	1,566	—	—	—	1,566
Shares issued for contingent consideration	19,024	—	—	—	19,024
Stock options exercised	704	—	—	—	704
Restricted share units released	421	(267)	—	—	154
Windfall tax benefits	—	473	—	—	473
Translation of self-sustaining foreign operations	—	—	(33)	—	(33)
Net earnings	—	—	—	16,466	16,466
Dividends paid	—	—	—	(2,199)	(2,199)

	21,715	1,686	(33)	14,267	37,635

Balance, March 31, 2006	$291,914	$18,675	$31,860	$115,112	$457,561

34 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

Market Risk
Interest rate risk
We are exposed to interest rate risk in connection with our $75 million bank debt, $75 million revolving U.S. dollar LIBOR loan and our $65 million senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $65 million aggregate principal amount of senior notes into floating rate payments. As a result, each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of March 31, 2006 will result in a decrease of approximately $0.3 million in our quarterly earnings.
Exchange rate sensitivity
We report our revenue in U.S. dollars. Our Canadian operations earn revenue and incur expenses in Canadian dollars. Given our significant Canadian dollar revenue, we are sensitive to the fluctuations in the value of the Canadian dollar and are therefore exposed to foreign currency exchange risk. Foreign currency exchange risk is the potential for loss in revenue and net income as a result of a decline in the U.S. dollar value of Canadian dollar revenue due to a decline in the value of the Canadian dollar compared to the U.S. dollar. Unrealized foreign currency translation gains and losses are recorded in the cumulative translation account (CTA), a balance sheet account, and do not currently impact net earnings.
The Canadian dollar is subject to volatility and experienced a significant decline in its value compared to the U.S. dollar during first three months 2006 as compared to 2005. At March 31, 2006 and 2005 one U.S. dollar equaled $0.86 and $0.83 Canadian dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and CTA for the three months ended March 31, 2006, and 2005.

(in millions of U.S. dollars)	2006		2005

Revenue	+/- $	0.4	+/- $	0.4
Net earnings	+/- $	0.1	+/- $	0.1
CTA	+/- $	1.7	+/- $	1.7
The increasing proportion of our revenue derived from our U.S. operations and earned in U.S. dollars has, in part, offset the potential risk of a decline in the Canadian dollar. We expect that the proportion of revenue earned in U.S. dollars will continue to increase, further mitigating our foreign currency exchange sensitivity.
Goodwill and Other Intangible Assets
Intangible assets arising from acquisitions consist of the following:

	March 31,	December 31,
(in thousands of U.S. dollars)	2006	2005

Customer relationships	$118,129	$116,878
Non-competition covenants	8,677	7,917
Goodwill	443,281	438,926
Accumulated amortization	(40,660)	(37,556)

Total	$529,427	$526,165

We completed our impairment testing on the balance of goodwill and intangible assets as of January 1, 2006 and 2005. Based on the testing performed, no impairment losses were incurred.
The amounts allocated to customer relationships were determined by discounting the expected future net cash flows from commissions with consideration given to remaining economic lives, renewals, and associated expenses. The amounts allocated to non-competition covenants were determined using an income approach with

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 35

consideration given to economic benefits associated with having the covenants in place versus damages that would ensue absent the agreements. The balance of the excess purchase price is allocated to goodwill.
Customer relationships are amortized on a straight-line basis over their estimated useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have an indefinite life and accordingly, are not amortized but are evaluated for impairment. When an employee leaves Hub, the non-competition covenant becomes effective and the value assigned is then amortized over the life of the covenant. For the three months ended March 31, 2006 and 2005, our amortization has been comprised of the following:

(in thousands of U.S. dollars)	2006	2005

Customer relationships	$2,735	$1,778
Non-competition covenants	541	55

Total	$3,276	$1,833

We estimate that our amortization charges for intangible assets for 2006 through 2010 for all acquisitions consummated through March 31, 2006 will be:

Year ended December 31,
(in thousands of U.S. dollars)	2006	2007	2008	2009	2010

Customer relationships	$10,288	$9,955	$9,575	$9,318	$9,135
Non-competition covenants	2,112	1,283	661	182	96

Total	$12,400	$11,238	$10,236	$9,500	$9,231

Related Party Transactions
We had transactions with, and recorded revenue from, the following related parties:

	For the three
	months ended
	March 31,

(in thousands of U.S. dollars)	2006	2005

Northbridge Financial Corporation	$4,941	$4,515
Crum & Forster Holdings, Inc.	173	178
Fairfax Inc.	144	(253)

	5,258	4,440
Old Lyme Insurance Company, Ltd. (OLIC)	1,233	1,490

	$6,491	$5,930

We had accounts receivable and accounts payable balances with the above related parties in the amounts of $8.2 million and $12.2 million, respectively, at March 31, 2006 and $10.0 million and $19.5 million, respectively, at December 31, 2005. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 25% of our common shares as of March 31, 2006. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.

36 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

As of March 31, 2006 and December 31, 2005, subordinated convertible debentures of $35.0 million were held by certain subsidiaries of Fairfax.
During the first quarter of 2006 and 2005, we incurred expenses related to rental of premises from related parties in the amount of $0.8 million and $0.6 million, respectively. At March 31, 2006 and December 31, 2005, we also had receivables due from related parties in the amount of $1.9 million and $2.2 million, respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of these receivables, as of March 31, 2006 and December 31, 2005, $1.5 million, respectively, were related to company loans to employees to purchase shares under our executive share purchase plan. The loans will mature June, 2011 and bear interest at a rate of prime plus 0.5%. The interest rate at March 31, 2006 was 6.0%. As collateral, the employees have pledged 122,000 common shares as of March 31, 2006 and December 31, 2005, respectively, which have a market value of $3.5 million and $3.2 million as of March 31, 2006 and December 31, 2005.
Off-Balance Sheet Transactions
Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction, which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $10 million and $55 million, respectively to a floating rate resulting in an expense of approximately $0.2 million for the first quarter 2006 and a savings of approximately $0.2 million for the first quarter 2005. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $5.1 million, is not recognized in our Canadian GAAP financial statements. We have no other material off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of March 31, 2006 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no changes in our internal control over financial reporting during the first quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The insurance industry in general, and certain of our hubs, have been the subject of scrutiny by various regulatory bodies, including state attorneys general and the departments of insurance for various states, with respect to certain contingent commission arrangements between insurance companies and brokers.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 37

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
We were first named as a defendant in a federal class action lawsuit in October, 2004. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” A number of substantially similar federal class actions were filed against us and many other defendants. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred these and other class actions in which we were not named to the District of New Jersey. In August 2005 and February 2006, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey and styled In re Insurance Brokerage Antitrust Litigation. The case has now been divided into two cases, one for employee benefits and the other for commercial insurance. Certain of our subsidiaries have been named as additional defendants. A small number of allegations specifically pertaining to Hub have been added, but remain vague. The judge in these actions has permitted limited discovery to take place, which is continuing. We dispute the allegations made in these lawsuits and intend to vigorously defend these cases.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 31, 2006, we issued 745,765 common shares to management of Talbot, in connection with the Talbot earnout. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations — Acquisitions” for a discussion of the Talbot acquisition and contingent payments.
All of the shares issued in the transaction described above were issued in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

38 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

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
Words that indicate outlook or expectations, such as “believe,” “anticipate,” “project,” “expect,” “intend,” “will likely result,” “will continue” and similar expressions indicate forward-looking statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates.
Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Dividends
On February 28, 2006 the Board of Directors declared a dividend of $0.07 on our common shares, payable March 31, 2006 for the first quarter 2006 to shareholders of record on March 15, 2006.

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 39

Item 6. Exhibits
Exhibits

31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006.

40 HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2006

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/s/ Dennis J. Pauls

Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)
DATE: May 9, 2006

QUARTERLY REPORT MARCH 31, 2006	HUB INTERNATIONAL LIMITED 41