Form 10-Q
period 2006-06-30
HUB INTERNATIONAL LTD
filed 2006-08-08
CIK 1133016

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2006

Commission file number: 1-31310

HUB INTERNATIONAL LIMITED

(Exact name of registrant as specified in its Charter)

Canada	36-4412416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 East Jackson Boulevard, Chicago, Illinois	60604
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common Shares	39,258,827

HUB INTERNATIONAL LIMITED

2	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of June 30, 2006 and December 31, 2005

(in thousands of U.S. dollars)

(Unaudited)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$134,089	$70,118
Trust cash	94,318	113,349
Accounts and other receivables	298,042	230,654
Income taxes receivable	4,639	6,001
Future income taxes	4,595	4,971
Prepaid expenses	10,022	6,436

Total current assets	545,705	431,529
Goodwill	480,917	421,158
Other intangible assets	141,635	105,007
Property and equipment	30,787	28,160
Future income taxes	13,700	4,528
Other assets	12,030	10,971

Total assets	$1,224,774	$1,001,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$409,707	$384,174
Income taxes payable	14,432	4,344
Future income taxes	412	359
Current portion long-term debt and capital leases	4,569	4,910

Total current liabilities	429,120	393,787

Long-term debt and capital leases	141,062	135,363
Subordinated convertible debentures	—	35,000
Future income taxes	18,732	17,277

Total liabilities	588,914	581,427

Commitments and contingencies

Shareholders’ equity
Share capital	449,277	270,199
Contributed surplus	19,874	16,989
Cumulative translation account	37,890	31,893
Retained earnings	128,819	100,845

Total shareholders’ equity	635,860	419,926

Total liabilities and shareholders’ equity	$1,224,774	$1,001,353

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	3

Hub International Limited

Consolidated Statements of Earnings

For the three months and six months ended June 30, 2006 and 2005

(in thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Second quarter		First six months
	2006	2005	2006	2005
Revenue
Commission income	$134,232	$103,797	$234,124	$190,711
Contingent commissions and volume overrides	7,882	4,244	39,051	33,404
Other	3,905	2,973	6,912	6,080

	146,019	111,014	280,087	230,195

Expenses
Compensation *	81,669	70,912	156,335	142,378
Selling, occupancy and administration	26,245	20,465	48,643	40,080
Depreciation	2,411	2,115	4,553	4,179
Interest expense	3,917	2,569	6,960	4,951
Intangible asset amortization	5,222	1,862	8,498	3,695
Gain on disposal of subsidiaries, property, equipment and other assets	(536)	(21)	(757)	(2,433)
Gain on forgiveness of debt	—	—	—	(4,500)

	118,928	97,902	224,232	188,350

Net earnings from continuing operations before income taxes	27,091	13,112	55,855	41,845

Provision for income tax expense (benefit)
Current	11,077	8,876	22,835	22,480
Future	(43)	71	218	(907)

	11,034	8,947	23,053	21,573

Net earnings from continuing operations	16,057	4,164	32,802	20,272
Net earnings (loss) from discontinued operations	228	104	(51)	477

Net earnings	$16,285	$4,268	$32,751	$20,749

Basic earnings per share
Continuing operations	$0.48	$0.14	$1.00	$0.67
Discontinued operations	—	—	—	0.01

Total operations	$0.48	$0.14	$1.00	$0.68

Diluted earnings per share
Continuing operations	$0.44	$0.12	$0.92	$0.58
Discontinued operations	—	—	—	0.01

Total operations	$0.44	$0.12	$0.92	$0.59

Weighted average shares outstanding
— Basic (000’s)	33,801	30,441	32,784	30,405
Weighted average shares outstanding
— Diluted (000’s)	37,892	34,713	36,856	36,994

* Compensation includes:
Talbot earnout compensation	$2,393	$8,721	$7,057	$15,915
Other non-cash stock based compensation	1,610	1,931	3,245	3,735

	$4,003	$10,652	$10,302	$19,650

(the accompanying notes form an integral part of the interim financial statements)

4	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Hub International Limited

Consolidated Statements of Retained Earnings

For the six months ended June 30, 2006 and 2005

(in thousands of U.S. dollars)

(Unaudited)

	2006	2005
Retained earnings — Beginning of period	$100,845	$82,502
Net earnings	32,751	20,749
Dividends	(4,777)	(3,679)

Retained earnings — End of period	$128,819	$99,572

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months and six months ended June 30, 2006 and 2005

(in thousands of U.S. dollars)

(Unaudited)

	Second quarter		First six months
	2006	2005	2006	2005
OPERATING ACTIVITIES
Net earnings	$16,285	$4,269	$32,751	$20,749
Items not affecting cash
Amortization and depreciation	7,633	4,022	13,051	7,962
Gain on disposal of subsidiaries, property, equipment and other assets	(536)	18	(369)	(2,394)
Compensation for Talbot earnout	2,393	8,721	7,057	15,915
Other non-cash stock based compensation	1,610	1,931	3,245	3,735
Gain on forgiveness of debt	—	—	—	(4,500)
Future income taxes	(43)	75	112	(897)
Non-cash working capital items
Trust cash	(24,287)	(9,302)	24,368	5,764
Accounts and other receivables	(96,895)	(75,553)	(43,889)	(42,268)
Prepaid expenses	(4,255)	(1,685)	(3,514)	(916)
Accounts payable and accrued liabilities	115,511	85,667	8,828	19,802
Other assets	123	129	258	257
Income taxes	(1,641)	(3,834)	6,389	4,563

Net cash flows from operating activities	15,898	14,458	48,287	27,772

INVESTING ACTIVITIES
Property and equipment — purchases	(2,807)	(1,721)	(5,711)	(2,657)
Property and equipment — proceeds on sale	11	13	11	14
Purchase of subsidiaries, net of cash received	(88,690)	(7,960)	(97,138)	(7,977)
Sale of subsidiaries	531	(111)	1,704	3,765
Other assets	(23)	126	253	4,520

Net cash flows used for investing activities	(90,978)	(9,653)	(100,881)	(2,335)

FINANCING ACTIVITIES
Bank debt	(75,000)	—	—	—
Long-term debt and capital leases — advances, net of costs	130,123	—	130,123	—
Long-term debt and capital leases — repayments	(124,585)	(934)	(125,959)	(5,198)
Proceeds from share issue, net of costs	114,903	—	114,903	—
Proceeds from exercise of stock options	—	124	704	628
Proceeds from sale of executive purchase plan shares	—	35	—	35
Windfall tax benefit	64	—	144	—
Dividends paid	(2,578)	(1,844)	(4,777)	(3,679)

Net cash flows from (used for) financing activities	42,927	(2,619)	115,138	(8,214)

Effect of exchange rate changes on cash and cash equivalents	(258)	(501)	1,427	(850)

Change in cash and cash equivalents	(32,411)	1,685	63,971	16,373
Cash and cash equivalents — Beginning of period	166,500	112,892	70,118	98,204

Cash and cash equivalents — End of period	$134,089	$114,577	$134,089	$114,577

(the accompanying notes form an integral part of the interim financial statements)

6	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months and six months ended June 30, 2006 and 2005 (Unaudited)

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

U.S. public offering

During the second quarter 2006, the Company completed a public offering in the United States of 4.6 million common shares at a price of $26.25 per share. The cash proceeds of this offering, net of issue costs of $5.4 million, were approximately $114.9 million, of which approximately $56.0 million was used to repay long-term debt during the second quarter 2006.

Subordinated note conversion

During the second quarter 2006 the Company exercised its option to convert the $35 million of Fairfax notes into approximately 2.3 million common shares. See note 9.

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

Effects of new pronouncements

On January 27, 2005, the Accounting Standards Board issued Canadian Institute of Chartered Accountants (CICA) handbook section 1530 Comprehensive Income (Section 1530). Section 1530 introduced a new requirement to temporarily present certain gains and losses outside net income in a new component of shareholders’ equity entitled Comprehensive Income. This standard substantially harmonizes Canadian GAAP with U.S. GAAP and is effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact of this standard on its consolidated financial position, results of operations and cash flows.

3.	Commitments and contingencies

(a)

On July 1, 2004, the Company completed the acquisition of Talbot Financial Corporation (Talbot), headquartered in Albuquerque, New Mexico. The transaction involved the purchase by the Company of all of

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	7

the common shares of Satellite Acquisition Corporation (Satellite), a corporation formed by senior management at Talbot (Management Group). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The special shares of Satellite were retained by the Management Group as a mechanism through which these individuals could be rewarded for retention and future performance. The Company agreed to purchase one-third of the special shares of Satellite during each of 2005, 2006 and 2007 at a price contingent on Talbot’s financial performance during the preceding calendar year (Talbot earnout). The Company can pay the Talbot earnout with cash, common shares or a combination of the two. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The second payment of $19.0 million was made in 746,000 common shares of the Company on March 31, 2006, based upon Talbot’s earnings for the 12 months ending December 31, 2005. The remaining payment will be made on March 31, 2007 based upon Talbot’s earnings for the 12-month period ending December 31, 2006. Individual members of the Management Group who are no longer employed by Talbot for any reason when an earnout payment is due are not entitled to share in that or any future earnout payment. No one in the Management Group was a shareholder of Talbot or received any portion of the purchase price paid to Safeco. Accordingly, the Company records the Talbot earnout payments as a charge to earnings over the period in which the payments are earned because the arrangement is a compensation-based one, more specifically a performance award. The Management Group is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the three years. The Company estimates that the aggregate compensation which will be recognized under the Talbot earnout will be approximately $56 million. The Company recognized $2.4 million and $7.1 million in the three months and six months ended June 30, 2006, respectively, and $8.7 million and $15.9 million in the three months and six months ended June 30, 2005, respectively. In total, $50.2 million has been recognized from the date of acquisition through June 30, 2006 as an expense, with an offsetting credit to accounts payable and accrued liabilities, of which $14.7 million remained unpaid as of June 30, 2006.

In connection with other various acquisitions completed through June 30, 2006, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $38.5 million in cash and $6.6 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April, 2010 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at June 30, 2006, the financial statements reflect a liability to pay cash of $1.9 million and shares of $0.2 million.

(b)	As previously reported in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, the insurance brokerage industry in general and certain of the Company’s subsidiaries in particular are the subject of ongoing investigations by state attorneys general and insurance regulators regarding contingent commissions and other practices. As also previously reported, various class actions have been filed with respect to such matters. The Company has not recorded a liability at June 30, 2006 related to these matters. No estimate of the possible loss or range of loss can be made. See note 4(a) of the Company’s consolidated financial statements for the year ended December 31, 2005 as set out on pages 56 to 57 of the Company’s Annual Report on Form 10-K.

(c)

In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4,046 and $3,912 as of June 30, 2006 and December 31, 2005, respectively, to assist in purchasing common shares of the Company. The Company no longer makes loans to its executive officers and directors. As collateral, the employees have pledged 380,000 and 383,000 common shares as of June 30, 2006 and December 31, 2005, respectively, which have a market value of $9,840 and $9,877 as of June 30, 2006 and December 31, 2005, respectively. The loans will mature during 2009 and 2010 and bear interest at a rate of Canadian prime plus 0.5%. The interest rate on these loans at June 30, 2006 was 6.5%. Interest on the loans in the amount of $64 and $47 for the three months ended June 30, 2006 and 2005, respectively, and $121 and

8	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

$96 for the six months ended June 30, 2006 and 2005 was paid by the Company and is included in compensation expense.

4.	Acquisitions

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

During the second quarter 2006, the Company acquired eight insurance brokerages, including the acquisition from Citizens Financial Group Inc. which included two brokerages based in Massachusetts and one based in Pennsylvania (The “CFG Brokerages” or “CFGB”), as well as Hirsch Wolf & Co., LLC (Hirsch) based in New York. All of the acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

The preliminary allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in the second quarter 2006 are summarized below:

	CFGB	Hirsch	Other	Total
	April 1, 2006	May 1, 2006	Various
Acquisition Date
Current assets	$27,789	$3,764	$2,870	$34,423
Current liabilities	(23,446)	(3,856)	(2,689)	(29,991)
Property, equipment and other assets	1,710	—	(4)	1,706
Long-term debt and capital leases	(1,837)	(179)	—	(2,016)

Net assets (liabilities) at fair value	$4,216	$(271)	$177	$4,122

Consideration
Cash	$80,717	$5,816	$4,595	$91,128
Payable	100	—	1,914	2,014
Common shares (at market value)	—	2,700	2,145	4,845

	$80,817	$8,516	$8,654	$97,987

Goodwill	$40,514	$2,938	$7,535	$50,987
Customer relationships	35,594	4,739	915	41,248
Non-competition covenants	493	1,110	27	1,630

	$76,601	$8,787	$8,477	$93,865

Number of shares issued as consideration (000’s)	—	98	81	179

Of the goodwill acquired, $49,081 is deductible for tax purposes. Goodwill in the other column above of $7,535 includes $5,532, primarily related to goodwill arising from contingent consideration payments earned on nine prior year acquisitions and $2,003 related to three smaller 2006 acquisitions.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	9

5.	Discontinued operations

During the first quarter 2006, the Company sold its U.S. financial services operation (the Discontinued Business). In conjunction with the sale, the Company will continue to receive certain fees from the buyer. These payments will be contingent consideration on the sale and therefore not direct cash flows of the disposed component and will be recorded net of tax as net earnings from discontinued operations. These payments will not provide the Company with the ability to otherwise be involved in the operations of the disposed component.

Summarized statement of earnings disclosure for the Discontinued Business are as follows:

	Second quarter		First six months
	2006	2005	2006	2005
Revenue	$428	$1,651	$471	$4,168
Net earnings (loss) before taxes	$398	$134	$(69)	$764
Provision for income tax expense (benefit)	$169	$30	$(17)	$287
Net earnings (loss) from discontinued operations	$228	$104	$(51)	$477

Summarized balance sheet disclosure for the Discontinued Business are as follows:

	June 30, 2006	December 31, 2005
Total current assets	$—	$2,265
Total assets	$—	$5,054
Total current liabilities	$—	$5,173
Total liabilities	$—	$6,057
Total shareholders’ deficit	$—	$(1,003)

Summarized statement of cash flows disclosure for the Discontinued Business are as follows:

	Second quarter		First six months
	2006	2005	2006	2005
Net cash flows from operating activities	$4	$484	$28	$275
Net cash flows from (used for) investing activities	—	(109)	—	121
Net cash flows used for financing activities	—	(585)	—	(669)

Net cash flows from (used for) discontinued operations	$4	$(210)	$28	$(273)

6.	Accounts and other receivables

Accounts and other receivables consist of the following:

	June 30, 2006	December 31, 2005
Client premiums receivable	$212,670	$153,883
Commissions receivable	68,657	42,223
Claims receivable	15,123	27,513
Less: allowance for doubtful accounts	(2,077)	(1,931)
Less: allowance for policy cancellations	(2,731)	(1,964)

	291,642	219,724
Other receivables	6,400	10,930

	$298,042	$230,654

10	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

7.	Intangible assets

As of June 30, 2006 and December 31, 2005, the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of June 30, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$159,463	$26,397	$133,066	$116,878	$19,109	$97,769
Non-competition covenants	10,318	1,749	8,569	7,917	679	7,238

Total	$169,781	$28,146	$141,635	$124,795	$19,788	$105,007

The weighted average amortization period for definite life intangible asset additions for 2006 is 11 years detailed as follows: 11 years for customer relationships and 10 years for non-competition covenants.

Additions, excluding dispositions, to intangible assets during the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Customer relationships	$43,739	$2,454
Non-competition covenants	2,390	—

Total	$46,129	$2,454

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 and the year ended December 31, 2005, are as follows:

	Operations in Canada	Operations in U.S.	Total
Balance as of December 31, 2004	$95,322	$281,354	$376,676
Goodwill acquired during 2005	2,681	41,256	43,937
Goodwill disposed during 2005	(2,041)	(497)	(2,538)
Cumulative translation adjustment	3,083	—	3,083

Balance as of December 31, 2005	99,045	322,113	421,158
Goodwill acquired during 2006	—	56,531	56,531
Goodwill disposed during 2006	(161)	(1,133)	(1,294)
Cumulative translation adjustment	4,522	—	4,522

Balance as of June 30, 2006	$103,406	$377,511	$480,917

Changes to goodwill and intangible assets during the second quarter 2006 relate primarily to acquired brokerages in the second quarter 2006 and contingent consideration relating to prior period acquisitions.

For the three months and six months ended June 30, 2006 and 2005, amortization was comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Customer relationships	$4,698	$1,812	$7,433	$3,590
Non-competition covenants	524	50	1,065	105

Total	$5,222	$1,862	$8,498	$3,695

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	11

The Company estimates the amortization charges for 2006 through 2010 for all acquisitions consummated through June 30, 2006 will be:

	2006	2007	2008	2009	2010
Year ended December 31,
Customer relationships	$16,822	$17,316	$15,592	$14,263	$13,251
Non-competition covenants	2,623	1,751	1,092	547	442

Total	$19,445	$19,067	$16,684	$14,810	$13,693

8.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	June 30, 2006	December 31, 2005
Insurance premiums payable	$292,620	$230,178
Commissions payable	25,542	35,705
Claims payable	18,707	33,694
Self insured liabilities	8,477	6,049
Other accounts payable and accrued liabilities	49,658	51,878
Compensation related to the Talbot earnout	14,703	26,670

	$409,707	$384,174

9.	Debt

Long-term debt and capital leases

	June 30, 2006	December 31, 2005
Series A Senior Notes, with interest at 5.71% (1)	$7,500	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Senior Notes, with interest at 6.43% (2)	75,000	—
Revolving U.S. Dollar LIBOR Loan (3)	—	65,000
Term loan, variable interest, due December 2007	1,700	2,300
Various other notes payable and debt (4)	6,367	7,788
Capital leases (4)	64	185

Long-term debt and capital leases	145,631	140,273
Less current portion	(4,569)	(4,910)

	$141,062	$135,363

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended June 30,
2007	$4,569
2008	6,646
2009	6,083
2010	4,583
2011	39,250
2012 and thereafter	84,500

$145,631

12	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Notes:

(1)	Senior Notes — as at June 30, 2006 the Company had outstanding $62.5 million aggregate principal amount of unsecured senior notes issued June 10, 2003. The senior notes were issued in two series. Series A represents $7.5 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $7,500 due April 4, 2011. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $4,583 due annually, June 15, 2008 through June 15, 2010; $19,250 due June 15, 2011; and $11,000 due June 15, 2012 and 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. During the second quarter 2006, the Company repaid $2,500 of Series A senior notes. The Company incurred approximately $1.3 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At June 30, 2006 the Company was in compliance with all financial covenants governing the senior notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $7.5 million and $55 million, respectively, to a floating rate, resulting in an expense of approximately $0.2 million and $0.4 million for the three months and six months ended June 30, 2006, respectively, and a savings of approximately $0.1 million and $0.2 million for the three months and six months ended June 30, 2005, respectively. The total savings from July 18, 2003 to June 30, 2006 was $1.9 million. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at June 30, 2006, the Company estimated the fair value of the swap to be $5.8 million, which is not recognized in these financial statements. Accordingly, $5.8 million is the estimated amount that the Company would need to pay to terminate the swap as of June 30, 2006.

(2)	Senior Notes — as at June 30, 2006 the Company had outstanding $75 million aggregate principal amount of unsecured senior notes issued April 4, 2006. The notes were issued at 6.43% with interest payable quarterly and principal of $12,500 due annually, April 4, 2011 through April 4, 2016. The senior notes were sold on a private basis in the United States. The Company incurred approximately $0.2 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At June 30, 2006 the Company was in compliance with all financial covenants governing the senior notes.

(3)	Revolving U.S. dollar LIBOR loan — The Company had an undrawn unsecured facility totaling $75 million, bearing interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR which was paid in full and terminated on April 4, 2006. On the same date, the Company entered into a new revolving unsecured credit facility identical to the one terminated. This undrawn facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 5.33% at June 30, 2006. The facility is available on a revolving basis for one year. Unless extended, on April 4, 2007, this facility will be converted into a three-year non-revolving loan with interest 0.25% higher than the interest rates discussed above. As of June 30, 2006, the Company was in compliance with all financial covenants governing this facility.

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of these loans at June 30, 2006 and December 31, 2005, respectively. Secured notes payable and debt as of June 30, 2006 and December 31, 2005, were $3,056 and $2,668, respectively.

Demand U.S. dollar base rate loan

The Company has an undrawn $10.8 million facility which bears interest at the bank’s U.S. rate, which was 9.25% and 7.75% at June 30, 2006 and December 31, 2005, respectively, plus 50 basis points. Borrowings on the facility are repayable on demand.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	13

Bank debt

On March 30, 2006, the Company incurred bank debt of $75 million. This non-revolving unsecured credit facility was repaid in full and terminated on April 4, 2006.

Subordinated convertible debentures

In June, 2001, the Company issued 8.5% convertible subordinated debentures (the “Fairfax notes”) in the amount of $35 million due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes were convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company could require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equaled or exceeded C$19.00 per share. The Company exercised its conversion option, and on June 29, 2006 the Fairfax notes were converted into approximately 2.3 million common shares of the Company. Accordingly, at June 30, 2006, Fairfax owned approximately 26% of the Company’s total outstanding common shares.

10.	Shareholders’ equity

Share capital

At June 30, 2006 and December 31, 2005, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At June 30, 2006 and December 31, 2005, there were an unlimited number of common shares authorized of which 38,907,000 and 30,952,000 were issued and outstanding as at June 30, 2006 and December 31, 2005, respectively. During the second quarter 2006, the Company completed a public offering in the United States of 4.6 million common shares at a price of $26.25 per share. The cash proceeds of this offering, net of issue costs of $5.8 million, were approximately $114.9 million of which approximately $56.0 million was used to repay long-term debt during the second quarter 2006. In addition, during the second quarter 2006 the Company exercised its option to convert the $35 million of Fairfax notes into approximately 2.3 million common shares.

	Common Shares Outstanding
	(000’s)	Amount
Balance, December 31, 2005	30,952	$270,199
Shares issued, net of issue costs and cancellations	4,757	121,281
Shares issued for contingent consideration	827	21,169
Shares converted	2,290	35,000
Stock options exercised	47	721
Restricted share units (RSUs) released	34	900
Other	—	7

Balance, June 30, 2006	38,907	$449,277

Contributed surplus

Amount
Balance, December 31, 2005	$16,989
Non-cash stock based compensation	3,234
RSUs released	(900)
Windfall tax benefit	537
Shares cancelled	14

Balance, June 30, 2006	$19,874

14	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Cumulative translation account

Amount
Balance December 31, 2005	$31,893
Translation of self-sustaining foreign operations	6,015
Translation of debt financing of self-sustaining foreign operations	(18)

Balance, June 30, 2006	$37,890

11.	Equity incentive plan

Under the Company’s equity incentive plan, stock based compensation includes stock options and RSUs. The Company’s accounting policy is to recognize the fair value of stock based compensation as an expense over the period in which entitlement to the compensation vests. The number of common shares that may be issued under the Equity Incentive Plan is limited to 12% of the Company’s issued and outstanding common shares from time to time, adjusted quarterly.

The Company estimates fair value of stock options granted using the Black-Scholes valuation model, which requires assumptions to be made in relation to the expected term of the stock option, volatility in the price of the underlying common shares, interest rates and dividend yield. The fair value model is particularly sensitive to changes in the price and price volatility of the Company’s common shares. The Company estimates the fair value of RSUs granted at the fair market value of the Company’s common shares on the date of grant.

Stock Options

No options were issued in the first six months ended June 30, 2006. The maximum option term is seven years, and the options vest at one-third per year over three years of continuous employment. All stock options were fully vested as of June 30, 2006.

A summary of the stock option activity and related information for the six months ended June 30, 2006 consists of the following:

	Number (000’s)	Weighted-Average Exercise Price
Balance, December 31, 2005	1,136	$15.39
Exercised (Intrinsic value $512)	(47)	$15.32

Balance, June 30, 2006	1,089	$15.40

The following table summarizes information about the stock options outstanding at:

	June 30, 2006					December 31, 2005
Exercise Price	Intrinsic Value	Number Outstanding (000’s)	Weighted-Average Remaining Contractual Life	Number Exercisable (000’s)	Number Vested (000’s)	Intrinsic Value	Number Outstanding (000’s)	Weighted-Average Remaining Contractual Life	Number Exercisable (000’s)	Number Vested (000’s)
$15.67	$10.54	931	2.95 years	931	931	$10.13	969	3.43 years	969	969
$13.79	$12.42	158	3.50 years	158	158	$12.01	167	4.00 years	102	102

		1,089	3.03 years	1,089	1,089		1,136	3.52 years	1,071	1,071

Restricted Share Units

During the first six months of 2006, 283,000 RSUs were granted as follows: 7,000 RSUs were granted to non-management members of the Company’s Board of Directors; 44,000 RSUs were granted to the members of

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	15

the Company’s Executive Management Team (EMT), and 232,000 RSUs were granted to other, non-EMT employees, many in the context of acquisitions. The vesting term for RSUs ranges from 7 months to 120 months.

A summary of the non-vested RSU activity and related information for the six months ended June 30, 2006 consists of the following:

	Number (000’s)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2005	1,745	$17.12
Granted	283	$27.58
Forfeited	(48)	$22.04
Vested	(34)	$17.33

Balance, June 30, 2006	1,946	$22.35

The following table summarizes information about the RSUs outstanding at:

	June 30, 2006		December 31, 2005
	Outstanding (000’s)	Weighted-Average Remaining Contractual Life	Outstanding (000’s)	Weighted-Average Remaining Contractual Life
Fair Market Value at Grant Date
$16.50 – $19.30	1,675	3.04 – 5.01 years	1,732	3.13 – 5.50 years
$21.00 – $24.25	13	4.00 – 4.09 years	13	4.50 – 4.58 years
$26.07 – $28.45	258	2.46 – 9.84 years	—	— years

	1,946	4.89 years	1,745	4.11 years

Non-cash stock based compensation, including both compensation for the Talbot acquisition and other non-cash stock based compensation, of $4,003 and $10,652 for the three months ended June 30, 2006 and 2005, respectively, and $10,302 and $19,650 for the six months ended June 30, 2006 and 2005, respectively, was expensed with offsetting credits to contributed surplus, and accounts payable and accrued liabilities. The Company recognized the fair value of non-cash stock based compensation as an expense over the period in which entitlement to the compensation vests.

Compensation for the Talbot earnout includes both cash and non-cash stock based compensation and is detailed below.

Other non-cash stock based compensation for the three months and six months ended June 30, 2006 and 2005 is comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Stock options granted June 2002	$—	$389	$—	$851
Stock options granted February 2003	—	90	—	190
RSUs granted for 2003 bonuses	280	780	1,132	1,514
Other RSUs	1,319	661	2,102	1,162
Common shares for acquisitions	11	11	11	18

Total other non-cash stock based compensation	$1,610	$1,931	$3,245	$3,735

16	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

The related income tax benefit for other non-cash stock based compensation, for the three months ended June 30, 2006 and 2005, was $512 and $546, respectively, and for the six months ended June 30, 2006 and 2005 was $1,183 and $983, respectively.

Compensation for the Talbot earnout, which is not deductible for tax purposes, for the three months and six months ended June 30, 2006 and 2005 was comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Cash compensation	$—	$3,196	$—	$6,513
Non-cash stock based compensation	2,393	5,525	7,057	9,402

Total compensation for the Talbot earnout	$2,393	$8,721	$7,057	$15,915

The Company estimates other non-cash stock based compensation expense in 2006 through 2011 will be:

	2006	2007	2008	2009	2010	2011
Year ended December 31,
RSUs granted for 2003 bonuses	$2,210	$2,044	$2,044	$2,044	$1,988	$—
Other RSUs	4,308	4,138	3,987	1,733	1,035	241
Common shares for acquisitions	19	5	—	—	—	—

Total other non-cash stock based compensation	$6,537	$6,187	$6,031	$3,777	$3,023	$241

The Company estimates the compensation for the Talbot earnout for 2006 through 2011 will be:

	2006	2007	2008	2009	2010	2011
Year ended December 31,
Cash compensation	$—	$—	$—	$—	$—	$—
Non-cash stock based compensation	10,733	1,838	—	—	—	—

Total compensation for the Talbot earnout	$10,733	$1,838	$—	$—	$—	$—

Total future compensation costs related to non-vested awards as of June 30, 2006 are $23,087 for other non-cash stock based compensation and $5,514 for the Talbot earnout.

Compensation expense

Compensation expense for the three months and six months ended June 30, 2006 and 2005 is detailed below:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Employee cash compensation	$77,666	$60,260	$146,033	$122,728
Compensation for Talbot earnout — cash	—	3,196	—	6,513
Compensation for Talbot earnout — non-cash stock based	2,393	5,525	7,057	9,402

Total compensation for Talbot earnout	2,393	8,721	7,057	15,915

Other non-cash stock based compensation	1,610	1,931	3,245	3,735

Total	$81,669	$70,912	$156,335	$142,378

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	17

12.	Earnings per share

Basic earnings per share, excluding the dilutive effect of common share equivalents, are calculated by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share were calculated using the if-converted method for the subordinated convertible debentures and the treasury stock method for options and RSUs and include the effects of all potentially dilutive securities. Earnings per common share are calculated as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net earnings from continuing operations	$16,057	$4,164	$32,802	$20,272
Net earnings (loss) from discontinued operations	228	105	(51)	477

Net earnings (numerator)	16,285	4,269	32,751	20,749
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	475	—	950	950
Payment in lieu of dividends on restricted share units (net of income tax)	29	28	59	56

Net earnings plus assumed conversions (numerator)	$16,789	$4,297	$33,760	$21,755

Weighted average shares outstanding — Basic (denominator)	33,801	30,441	32,784	30,405
Effect of dilutive securities:
8.5% subordinated convertible debentures	2,240	—	2,265	2,518
Stock options	377	1,393	379	1,393
RSUs	925	893	901	904
Talbot earnout shares	549	1,917	527	1,705
Retractable shares	—	69	—	69

Weighted average shares outstanding — Diluted (denominator)	37,892	34,713	36,856	36,994

Basic earnings per share
Continuing operations	$0.48	$0.14	$1.00	$0.67
Discontinued operations	—	—	—	0.01

Total operations	$0.48	$0.14	$1.00	$0.68

Diluted earnings per share
Continuing operations	$0.44	$0.12	$0.92	$0.58
Discontinued operations	—	—	—	0.01

Total operations	$0.44	$0.12	$0.92	$0.59

13.	Income taxes

Income taxes for the three months ended June 30, 2006 and 2005 amounted to $11,034 and $8,947 respectively, and for the six months ended June 30, 2006 and 2005 amount to $23,053 and $21,573, respectively, resulting in an effective tax rate of 40.7% and 68.2% in the second quarter 2006 and 2005, respectively and 41.3% and 51.6% for the first six months ended June 30, 2006 and 2005, respectively. This decrease in the effective tax rate is due primarily to decreased compensation related to the Talbot acquisition which is not deductible for tax purposes. Excluding this compensation, the effective tax rate for the three months ended June 30, 2006 and 2005 was 37.4% and 41.0%, respectively and 36.6% and 37.3% for the first six months ended June 30, 2006 and 2005, respectively. The higher effective tax rate in the second quarter 2005 was primarily attributable to adjustments made in 2005 to reflect actual taxes paid versus amounts previously accrued.

18	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

14.	Interest and income taxes paid

Interest and income taxes paid for the three months and six months ended June 30, 2006 and 2005 were:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Interest paid	$5,154	$3,565	$5,949	$4,385
Income taxes paid	$13,794	$12,858	$17,738	$18,434

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	19

15.	Segmented information

The Company is an international insurance brokerage, which provides a variety of property, casualty, life and health, employee benefits, investment and risk management products and services. In addition to its Corporate Operations, the Company has identified two reportable segments within its insurance brokerage business: Canadian Operations and U.S. Operations. Corporate Operations consist primarily of investment income, compensation for the Talbot earnout, other non-cash stock based compensation, unallocated administrative costs, interest expense and the income tax expense or benefit which is not allocated to the Company’s reportable segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

No single client accounted for more than ten percent of total client premiums or more than ten percent of revenue for the three month and six month periods ended June 30, 2006 and 2005.

Geographic revenue is determined based upon the functional currency of the various subsidiaries. Financial information by reportable segment is as follows:

	For the three months ended June 30,
	2006			2005
	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated
Revenue
Brokerage	$39,926	$106,051	$145,977	$34,040	$76,979	$111,019
Corporate	3,627	4,821	8,448	4,805	3,815	8,620
Elimination of intra-segment revenue	(3,558)	(4,848)	(8,406)	(4,756)	(3,869)	(8,625)

	$39,995	$106,024	$146,019	$34,089	$76,925	$111,014

Net earnings (loss) from continuing operations before income taxes
Brokerage	$11,801	$22,847	$34,648	$7,040	$15,743	$22,783
Corporate	(3,555)	(4,002)	(7,557)	(9,743)	71	(9,672)

	$8,246	$18,845	$27,091	$(2,703)	$15,814	$13,111

Income tax expense (benefit) — current
Brokerage	$3,059	$9,481	$12,540	$3,129	$6,399	$9,528
Corporate	(349)	(1,114)	(1,463)	317	(969)	(652)

	$2,710	$8,367	$11,077	$3,446	$5,430	$8,876

Income tax expense (benefit) — future
Brokerage	$(108)	$256	$148	$24	$226	$250
Corporate	996	(1,187)	(191)	(298)	119	(179)

	$888	$(931)	$(43)	$(274)	$345	$71

Net earnings (loss) from continuing operations
Brokerage	$8,850	$13,110	$21,960	$3,887	$9,118	$13,005
Corporate	(4,202)	(1,701)	(5,903)	(9,762)	921	(8,841)

	$4,648	$11,409	$16,057	$(5,875)	$10,039	$4,164

Net earnings from discontinued operations
Brokerage	$—	$228	$228	$—	$105	$105
Corporate	—	—	—	—	—	—

	$—	$228	$228	$—	$105	$105

Net earnings (loss)
Brokerage	$8,850	$13,338	$22,188	$3,887	$9,223	$13,110
Corporate	(4,202)	(1,701)	(5,903)	(9,762)	921	(8,841)

	$4,648	$11,637	$16,285	$(5,875)	$10,144	$4,269

Amortization of intangible assets	$55	$5,167	$5,222	$32	$1,830	$1,862
Additions to property and equipment	$999	$3,449	$4,448	$612	$1,720	$2,332
Depreciation	$704	$1,707	$2,411	$701	$1,414	$2,115
Interest income	$478	$1,400	$1,878	$305	$513	$818
Interest expense	$3,786	$131	$3,917	$2,351	$218	$2,569

20	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

	For the six months ended June 30,
	2006			2005
	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated
Revenue
Brokerage	$77,867	$201,808	$279,675	$68,545	$161,529	$230,074
Corporate	6,430	10,418	16,848	11,292	7,704	18,996
Elimination of intra-segment revenue	(6,259)	(10,177)	(16,436)	(11,175)	(7,700)	(18,875)

	$78,038	$202,049	$280,087	$68,662	$161,533	$230,195

Net earnings (loss) from continuing operations before income taxes
Brokerage	$23,607	$46,630	$70,237	$15,465	$39,197	$54,662
Corporate	(11,118)	(3,264)	(14,382)	(15,385)	2,568	(12,817)

	$12,489	$43,366	$55,855	$80	$41,765	$41,845

Income tax expense (benefit) — current
Brokerage	$7,188	$18,211	$25,399	$5,783	$16,519	$22,302
Corporate	(750)	(1,814)	(2,564)	1,319	(1,141)	178

	$6,438	$16,397	$22,835	$7,102	$15,378	$22,480

Income tax expense (benefit) — future
Brokerage	$(110)	$1,039	$929	$(89)	$(739)	$(828)
Corporate	512	(1,223)	(711)	(481)	402	(79)

	$402	$(184)	$218	$(570)	$(337)	$(907)

Net earnings (loss) from continuing operations
Brokerage	$16,529	$27,380	$43,909	$9,771	$23,417	$33,188
Corporate	(10,880)	(227)	(11,107)	(16,223)	3,307	(12,916)

	$5,649	$27,153	$32,802	$(6,452)	$26,724	$20,272

Net earnings (loss) from discontinued operations
Brokerage	$—	$(51)	$(51)	$—	$477	$477
Corporate	—	—	—	—	—	—

	$—	$(51)	$(51)	$—	$477	$477

Net earnings (loss)
Brokerage	$16,529	$27,329	$43,858	$9,771	$23,894	$33,665
Corporate	(10,880)	(227)	(11,107)	(16,223)	3,307	(12,916)

	$5,649	$27,102	$32,751	$(6,452)	$27,201	$20,749

Amortization of intangible assets	$108	$8,390	$8,498	$63	$3,632	$3,695
Additions to property and equipment	$1,727	$5,788	$7,515	$1,102	$2,166	$3,268
Depreciation	$1,386	$3,167	$4,553	$1,392	$2,787	$4,179
Interest income	$874	$2,097	$2,971	$611	$988	$1,599
Interest expense	$6,642	$318	$6,960	$4,533	$418	$4,951

	As of June 30, 2006 and December 31, 2005
	2006			2005
	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated
Identifiable assets
Brokerage	$207,908	$908,305	$1,116,213	$177,900	$773,094	$950,994
Corporate	35,610	72,951	108,561	41,095	9,264	50,359

	$243,518	$981,256	$1,224,774	$218,995	$782,358	$1,001,353

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	21

16.	Related party transactions

In the three months and six months ended June 30, 2006 and 2005, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Northbridge Financial Corporation	$6,184	$7,304	$11,126	$11,939
Crum & Forster Holdings, Inc	432	286	606	465
Fairfax Inc	125	42	270	(211)

	6,741	7,632	12,002	12,193
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,287	1,417	2,520	2,907

	$8,028	$9,049	$14,522	$15,100

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $12,734 and $17,435, respectively, at June 30, 2006 and $9,990 and $19,535, respectively, at December 31, 2005. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owned approximately 26% of the Company’s common shares as of June 30, 2006. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub. The Company continues to place insurance with OLIC. The compensation that the Company earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.

As of December 31, 2005, subsidiaries of Fairfax held the Fairfax notes in the amount of $35,000. As described in Note 9 above, these notes were converted into approximately 2.3 million shares of the Company’s common stock on June 29, 2006.

During the three months and six months ended June 30, 2006 and 2005, the Company incurred expenses related to rental of premises from related parties in the amount of $722 and $1,508 for 2006, and $595 and $1,194 for the respective periods in 2005. At June 30, 2006 and December 31, 2005 the Company also had receivables due from related parties in the amount of $1,904 and $2,191, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these receivables, as of June 30, 2006 and December 31, 2005, $1,473 and $1,495, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. The loans will mature June, 2011 and bear interest at a rate of prime plus 0.5%. The interest rate at June 30, 2006 was 6.5%. As collateral, the employees have pledged 121,000 common shares as of June 30, 2006 and 122,000 common shares as of December 31, 2005, respectively, which have a market value of $3,129 and $3,156 as of June 30, 2006 and December 31, 2005, respectively.

22	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

17.	Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

Net earnings and comprehensive income

There were no differences between Canadian GAAP and U.S. GAAP affecting net earnings, basic earnings per share and diluted earnings per share. The table below presents comprehensive income under U.S. GAAP for the three months and six months ending June 30, 2006 and 2005.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net earnings from continuing operations for the period on Canadian GAAP and U.S. GAAP (1)	$16,057	$4,164	$32,802	$20,272
Net earnings (loss) from discontinued operations for the period on Canadian GAAP and US GAAP (1)	228	105	(51)	477

Net earnings for the period based on Canadian GAAP and U.S. GAAP (1)	16,285	4,269	32,751	20,749
Other comprehensive income: (2)
Unrealized loss, net of tax of $NIL — Q2/06, $52 — Q2/05, $8 — Q2/06 YTD, $18 — Q2/05 YTD	—	(81)	(18)	(28)
Reclassification adjustment, net of tax of $NIL — Q2/06, $39 — Q2/05, $NIL Q2/06 YTD, $39 — Q2/05 YTD	—	(62)	—	(62)
Foreign currency translation adjustment	6,030	(1,394)	5,997	(1,865)

Comprehensive income based on U.S. GAAP (2)	$22,315	$2,732	$38,730	$18,794

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Shareholders’ equity based on Canadian GAAP	$635,860	$419,926
Adjustment to investment held for sale (3)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain net of tax of $8 — 2006, $(2) — 2005	(14)	4

Shareholders’ equity based on U.S. GAAP (3)	$634,130	$418,214

Notes:

(1)	The condensed consolidated statements of earnings and cash flows for the three months and six months ended June 30, 2006 and 2005, were the same under Canadian and U.S. GAAP. The condensed consolidated balance sheets as at June 30, 2006 and December 31, 2005 under U.S. GAAP are as follows:

	June 30, 2006	December 31, 2005
Condensed consolidated balance sheets:
Total current assets	$545,705	$431,529
Total assets (4)	$1,217,361	$995,753
Total current liabilities	$429,120	$393,787
Total liabilities (4)	$583,231	$577,539
Total shareholders’ equity	$634,130	$418,214

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	23

(2)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(3)	Under Canadian GAAP, investments held for sale are recorded at cost. No further adjustments are made to the carrying value of the investment until it is sold, at which time a gain or loss is recorded between the sales proceeds and its carrying value. Under U.S. GAAP investments held for sale are recorded at cost and adjusted to fair value until sold at which time the difference between the sales proceeds and its carrying value is recorded as an adjustment to goodwill. The adjustment of $1,716 reflects the difference in accounting for investments acquired through the purchase of an insurance brokerage in 2001 and held for sale and subsequently sold by the Company in 2002 under Canadian GAAP vs. U.S. GAAP.

(4)	Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $7.5 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $5.8 million, is not recognized in the Company’s Canadian GAAP financial statements. Under U.S. GAAP, the Company has designated the swap transaction of a hedge of changes in the fair value of its fixed rate debt caused by changes in interest rates. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the swap at its fair value. Changes in fair value of the swap are reported in earnings. Changes in the fair value of the debt being hedged which are attributable to changes in interest rates are recognized in earnings by adjustment of the carrying amount of the debt.

Effects of new accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

18.	Subsequent events

On July 6, 2006 the Company announced that it had signed a definitive agreement to purchase Fortun Insurance Agency, which is based in Florida, with approximately $10 million in annual revenue. The transaction closed on August 1, 2006.

24	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

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

Overview

Hub International is one of the leading insurance brokers in North America, providing a broad array of property and casualty, life and health, employee benefits and risk management product and services. We focus on both commercial and personal accounts in the United States and Canada, which we serve through our approximately 3,700 employees in approximately 200 offices, using a variety of retail and wholesale distributing channels. Since our company was formed in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired an additional 129 brokerages and have established a strong presence in the northeastern, midwestern and western United States and in the Canadian provinces of Ontario, Quebec and British Columbia. All of our large acquisitions over the past five years were in the United States. Accordingly, U.S. revenue has grown to 73% of our total in the second quarter 2006, reflecting primarily acquisition growth but also organic growth. Organic growth, a non-GAAP measure, is similar to the same-store-sales calculation used by retailers. Organic growth is an important measure, as it is a key driver of profitability. It includes revenue growth from units included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.

During the second quarter 2006, we completed a public offering in the United States of 4.6 million common shares at a price of $26.25 per share. The cash proceeds of this offering, net of issue costs of $5.8 million, were approximately $114.9 million, of which approximately $56.0 million was used to repay long-term debt during the second quarter 2006.

On April 1, 2006 we purchased three large insurance brokerages, based in Massachusetts and Pennsylvania, from subsidiaries of Citizens Financial Group, Inc. (CFG Brokerages), for approximately $80 million in cash as well as an earnout in cash and our common shares based on future performance. The earnout will be at least $3 million and can increase based on the CFG Brokerages’ ability to increase revenue and reduce compensation expense to a maximum payment of approximately $25 million. The likelihood of a maximum payment is very remote.

As of January 1, 2006, we sold our U.S. financial services operation. Net earnings for these operations are included in our Consolidated Statements of Earnings under “Net earnings (loss) from discontinued operations.”

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

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	25

Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provides approximately 88% of our annual revenue base. Commission income for the second quarter 2006 provided approximately 92% of our revenue base compared to 93% in the second quarter 2005. In addition to these “core” commissions, the company derives revenue from:

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

We operate through an organizational structure comprised of our head office, larger regional or specialty brokerages that we call “hub” brokerages and smaller brokerages managed by the regional hubs. Our head office implements the acquisition of hub brokerages and oversees the acquisition of smaller, “fold-in” brokerages by the hubs. Our head office also coordinates selling and marketing efforts, identifies cross-selling opportunities among our brokerages and handles certain general administrative functions. At June 30, 2006, we had 15 “hub” brokerages — ten in the United States and five in Canada.

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

Our structure enables our hub brokerages to more effectively and quickly meet the changing needs of our clients in various markets, while benefiting from the operating efficiencies and leverage of a large brokerage. We seek to operate largely on a decentralized basis, believing that the best operating decisions are made close to the customer. At the same time, we recognize that our growth has created demand for increased coordination by our head office, and over the past several years we invested more in the coordination of additional functions from our head office to enhance cross-selling, international collaboration, marketing efficiencies, total expense management and financial control initiatives. As a general operating guideline, we work to centralize those activities that do not touch the customer directly, while adopting a more decentralized approach for functions that connect directly with customers.

During the two years after September 11, 2001, premium rates remained firm for most types of coverage, rising 10% to 15% per year in many cases. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During 2004, insurance rates in both Canada and in the U.S., for many types of coverage, declined. In 2006, in both Canada and the U.S. we continue to see average declines in premiums in the range of three to five percent. As a result of the 2005 hurricane season, property rates for coastal areas in the first half of 2006 have increased. However, other areas of North America continue to see decreases in rates. We do not have a significant client base in the coastal areas.

For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums usually yield reduced commissions, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. In 2006, we continue to see more evidence of insurance buyers increasing coverage levels as a result of the softening of insurance rates which has helped mitigate the effect of decreasing premium rates. In addition, the economic environment could lead to higher or lower sales and employee headcounts at client companies, leading in turn to increased or reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.

26	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Results of Operations

Three months ended June 30, 2006 compared with three months ended June 30, 2005

Revenue

As a result of acquisitions and 9% organic growth, which includes the strengthening of the Canadian dollar as compared to the U.S. dollar in the second quarter 2006, we reported a 32% increase in revenue to $146.0 million in the second quarter 2006.

The table below shows a breakdown of our revenue by segment and type for the three months ended June 30, 2006 and 2005 including organic growth for 2006:

	Revenue		Total Net Change($)	Total Net Growth(%)	Adjustment for (Acquisitions) and Disposals	Organic Growth($)	Organic Growth(%)
(in thousands of U.S. dollars, except percentages)	2006	2005
Total
Commission Income	$134,232	$103,797	$30,435	29%	$(22,222)	$8,213	8%
Contingent
Commissions and Volume Overrides	7,882	4,244	3,638	86%	(3,295)	343	8%
Other Income	3,905	2,973	932	31%	186	1,118	38%

Total	$146,019	$111,014	$35,005	32%	$(25,331)	$9,674	9%

U.S.
Commission Income	$96,890	$71,119	$25,771	36%	$(21,765)	$4,006	6%
Contingent
Commissions and Volume Overrides	6,101	3,460	2,641	76%	(3,295)	(654)	(19)%
Other Income	3,033	2,346	687	29%	188	875	37%

Total	$106,024	$76,925	$29,099	38%	$(24,872)	$4,227	5%

Canada
Commission Income	$37,342	$32,678	$4,664	14%	$(457)	$4,207	13%
Contingent
Commissions and Volume Overrides	1,781	784	997	127%	—	997	127%
Other Income	872	627	245	39%	(2)	243	39%

Total	$39,995	$34,089	$5,906	17%	$(459)	$5,447	16%

Of the $35.0 million in new revenue we reported, $9.7 million, or 28%, resulted from organic growth, while $25.3 million or 72% reflected growth through acquisitions, net of dispositions. Organic growth figures include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the second quarter 2006, the rise of the Canadian dollar versus the U.S. dollar contributed four percentage points of our 9% organic growth in total revenue.

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, both the second quarters of 2006 and 2005 results included a number of factors that can complicate any efforts at direct comparisons. To increase investor understanding the following chart shows the impact that specific items would have had if they had not occurred on net earnings and diluted earnings per-share.

	For the three months ended June 30,
(in thousands of U.S. dollars, except per share amounts)	2006		2005
	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
Impact of compensation for Talbot earnout	$2,393	$0.06	$8,721	$0.25
Impact of foreign exchange	$(881)	$(0.02)	$(420)	$(0.01)
Impact of gain on disposition of assets of certain brokerages	$(323)	$(0.01)	$—	$—

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	27

As shown above, the compensation related to the Talbot acquisition decreased $6.3 million to $2.4 million in the second quarter 2006 from $8.7 million in the second quarter 2005, which reflects a greater weighting of this expense in earlier periods under applicable expensing methods in accordance with generally accepted accounting principles. We record the contingent Talbot earnout payments as a charge to earnings over the period in which the payments are earned because the arrangement is a compensation-based one, more specifically a performance award. The management of Talbot is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the 12 months ending December 31, 2004, 2005 and 2006. See “Contractual Obligations — Acquisitions.” We estimate that the aggregate compensation which will be recognized under the Talbot earnout will be approximately $56 million, of which $2.4 million and $8.7 million were recognized in the three months ended June 30, 2006 and 2005, respectively. In total, $50.2 million has been recognized from the date of acquisition through June 30, 2006 as an expense, with an offsetting credit to accounts payable and accrued liabilities, of which $14.7 million remained unpaid at June 30, 2006.

In addition, in the second quarter 2006 we benefited from the gain on disposition of assets of certain brokerages of $0.3 million, after tax, as compared to $NIL in the second quarter 2005.

Gains or losses on disposition of assets are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Similarly, changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local currency results as an indicator of underlying operations. The strength of the Canadian dollar versus the U.S. dollar increased our net earnings and diluted earnings per share, as shown above, for the second quarter 2006 and 2005. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”

U.S. Results

U.S. revenue grew 38% to $106.0 million, or 73% of revenue, in the second quarter 2006 as compared to 2005, due to both contributions of operations acquired in 2005 and 2006, and to organic growth. Net acquisitions and dispositions added $24.9 million to revenue, or 85% of the increase, while organic growth provided $4.2 million, or 15% of revenue growth. Our U.S. operations posted an organic growth rate of 5% in the second quarter 2006, an increase from 3% in the second quarter 2005, primarily due to the increase in commission income. Core commission income increased 36% in the second quarter 2006 and organic growth was 6% in the second quarter 2006 as compared to 2% in the second quarter 2005.

Canadian Results

Canadian revenue grew 17% to $40.0 million, or 27% of consolidated revenue, in the second quarter 2006 as compared to 2005, primarily as a result of organic growth as well as a strengthening of the Canadian dollar against the U.S. dollar. Canadian operations posted organic growth of 16%, of which 11 percentage points reflected a stronger Canadian dollar. Core commission income increased 14% in the second quarter 2006 and organic growth was 13% in the second quarter 2006 the same as in the second quarter 2005.

Compensation Expense

The changes in compensation expense for the second quarter 2006 from last year are detailed in the table below. Employee cash compensation expense for the second quarter 2006 increased 29% to $77.7 million from $60.3 million in the second quarter 2005, and as a percentage of revenue, decreased to 53% from 54% from 2005 as a result of management’s efforts to ensure that employee head count and compensation expense does not grow faster than revenue growth. The decrease in the compensation for the Talbot earnout is due to a greater weighting of this expense in earlier periods. Compensation for the Talbot earnout includes a cash and a non-cash stock based component as set out in the table below. The first Talbot earnout payment in the amount of $16.4 million was paid in cash on September 1, 2005. The second payment of $19.0 million was paid in our common shares on March 31, 2006. Management expects the remaining payment to be made in common shares, although it may be made in cash and/or common shares as determined at the discretion of management.

28	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

For the three months ended June 30, 2006 and 2005 (in thousands of U.S. dollars, except percentages)				% of Revenue
	2006	2005	% Change	2006	2005
Employee cash compensation	$77,666	$60,260	29%	53%	54%
Compensation for Talbot earnout — cash	—	3,196	—%	—%	3%
Compensation for Talbot earnout — non-cash stock based	2,393	5,525	(57)%	2%	5%

Total compensation for Talbot earnout	2,393	8,721	(73)%	2%	8%

Other non-cash stock based compensation	1,610	1,931	(17)%	1%	2%

Total	$81,669	$70,912	15%	56%	64%

Other non-cash stock based compensation includes stock options and restricted share units (RSUs). Our policy is to expense the fair value of non-cash stock based compensation over the period in which entitlement to the compensation vests.

Total other non-cash stock based compensation for the three months ended June 30, 2006 and 2005 is comprised of the following:

(in thousands of U.S. dollars)	2006	2005
RSUs granted for 2003 bonuses	$280	$780
Other RSUs	1,319	661
Stock options granted February 2003	—	90
Stock options granted June 2002	—	389
Common shares for acquisitions	11	11

Total other non-cash stock based compensation	$1,610	$1,931

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 28% to $26.2 million in the second quarter 2006 as compared to 2005. As a percentage of revenue, selling, occupancy and administration expense remained constant at 18% as compared to the second quarter 2005.

Depreciation

Depreciation increased 14% to $2.4 million in the second quarter 2006 but remained constant at 2% of revenue from the second quarter 2005.

Interest Expense

Interest expense increased 52% to $3.9 million from $2.6 million in the second quarter 2005 due to higher debt levels and higher interest rates in the second quarter 2006.

Intangible Asset Amortization

Intangible asset amortization increased 180% to $5.2 million in the second quarter 2006 as compared to the second quarter 2005 due to acquisitions made in 2005 and 2006.

Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets

In the second quarter 2006 we sold certain assets of Canadian brokerages resulting in a gain of $0.5 million.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	29

Provision for Income Tax Expense

Our effective tax rate decreased in the second quarter 2006 to 40.7% from 68.2% in the second quarter 2005, due primarily to decreased compensation related to the Talbot acquisition in 2006 which is not deductible for tax purposes. Excluding this compensation, the effective tax rate for the second quarter 2006 and 2005 was 37.4% and 41.0%, respectively. The higher effective tax rate in 2005 was primarily attributable to adjustments made in 2005 to reflect actual taxes paid versus amounts previously accrued.

Net Earnings and Earnings Per Share from Continuing Operations

Our net earnings from continuing operations increased 286% to $16.1 million in the second quarter 2006, primarily as a result of growth in revenue and a decrease in compensation related to the Talbot earnout. Diluted earnings per share from continuing operations increased 267% to $0.44.

As shown in the table on page 27, net earnings increased $0.9 million or $0.02 per diluted share, related to the strengthening Canadian dollar versus the U.S. dollar. Also, net earnings decreased $2.4 million or $0.06 per diluted share due to the impact of the Talbot earnout.

Net Earnings and Diluted Earnings per Share from Discontinued Operations

During 2005, we adopted a formal plan of disposition related to our U.S. financial services operation. The sale was completed January 1, 2006. Results for discontinued operations have been removed from continuing operations for 2005 and reflected on our Consolidated Statements of Earnings as “Net earnings (loss) from discontinued operations.” Net earnings (loss) from discontinued operations were $0.2 million and $0.1 million for the second quarter 2006 and the second quarter 2005, respectively. Diluted earnings per share from discontinued operations were $NIL for the second quarter 2006 and 2005, respectively.

30	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Results of Operations

Six months ended June 30, 2006 compared with six months ended June 30, 2005

Revenue

As a result of acquisitions and 6% organic growth, which includes the strengthening of the Canadian dollar as compared to the U.S. dollar in 2006, we reported a 22% increase in revenue to $280.1 million in the first six months of 2006.

The table below shows a breakdown of our revenue by segment and type for the six months ended June 30, 2006 and 2005 including organic growth for 2006:

(in thousands of U.S. dollars, except percentages)	Revenue		Total Net Change($)	Total Net Growth(%)	Adjustment for Acquisitions) and Disposals	Organic Growth($)	Organic Growth(%)
	2006	2005
Total
Commission Income	$234,124	$190,711	$43,413	23%	$(32,630)	$10,783	6%
Contingent
Commissions and Volume Overrides	39,051	33,404	5,647	17%	(4,278)	1,369	4%
Other Income	6,912	6,080	832	14%	453	1,285	21%

Total	$280,087	$230,195	$49,892	22%	$(36,455)	$13,437	6%

U.S.
Commission Income	$168,092	$132,217	$35,875	27%	$(31,800)	$4,075	3%
Contingent
Commissions and Volume Overrides	28,634	24,417	4,217	17%	(4,278)	(61)	—%
Other Income	5,323	4,899	424	9%	456	880	18%

Total	$202,049	$161,533	$40,516	25%	$(35,622)	$4,894	3%

Canada
Commission Income	$66,032	$58,494	$7,538	13%	$(830)	$6,708	11%
Contingent
Commissions and Volume Overrides	10,417	8,987	1,430	16%	—	1,430	16%
Other Income	1,589	1,181	408	34%	(3)	405	34%

Total	$78,038	$68,662	$9,376	14%	$(833)	$8,543	12%

Of the $49.9 million in new revenue we reported, $13.4 million, or 27%, resulted from organic growth, while $36.5 million or 73% reflected growth through acquisitions, net of dispositions. Organic growth figures include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the first six months 2006, the rise of the Canadian dollar versus the U.S. dollar contributed three percentage points of our 6% organic growth in total revenue.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	31

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, both the first six months of 2006 and 2005 results included a number of factors that can complicate any efforts at direct comparisons. To increase investor understanding the following chart shows the impact that specific items would have had if they had not occurred on net earnings and diluted earnings per-share.

	For the six months ended June 30,
	2006		2005
(in thousands of U.S. dollars, except per share amounts)	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
Impact of compensation for Talbot earnout	$7,057	$0.19	$15,915	$0.43
Impact of foreign exchange	$(1,270)	$(0.04)	$(1,089)	$(0.03)
Impact of gain of forgiveness of debt	$—	$—	$(2,925)	$(0.08)
Impact of gain on disposition of assets of certain brokerages	$(486)	$(0.01)	$(1,914)	$(0.05)

As shown above, the compensation related to the Talbot acquisition decreased $8.9 million to $7.1 million in the first six months 2006 from $15.9 million in the first six months 2005, which reflects a greater weighting of this expense in earlier periods under applicable expensing methods in accordance with generally accepted accounting principles. We record the Talbot earnout payments as a charge to earnings over the period in which the payments are earned because the arrangement is a compensation-based one, more specifically a performance award. The management of Talbot is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the 12 months ending December 31, 2004, 2005 and 2006. See “Contractual Obligations — Acquisitions.” We estimate that the aggregate compensation which will be recognized under the Talbot earnout will be approximately $56 million, of which $7.1 million and $15.9 million were recognized in the first six months ended June 30, 2006 and 2005, respectively. In total, $50.2 million has been recognized from the date of acquisition through June 30, 2006 as an expense, with an offsetting credit to accounts payable and accrued liabilities, of which $14.7 million remained unpaid at June 30, 2006. In addition, in the first six months 2006 we benefited from the gain on disposition of assets of certain brokerages of $0.5 million, after tax, as compared to a gain of $1.9 million in the first six months 2005.

Gains or losses on disposition of assets are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Similarly, changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the United States and Canada, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local currency results as an indicator of underlying operations. The strength of the Canadian dollar versus the U.S. dollar increased our net earnings and diluted earnings per share, as shown above for the first six months 2006 and 2005. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”

U.S. Results

U.S. revenue grew 25% to $202.1 million, or 72% of revenue, in the first six months 2006 as compared to 2005, due to both contributions of operations acquired in 2005 and 2006 and to organic growth. Net acquisitions and dispositions added $35.6 million to revenue, or 88% of the increase, while organic growth provided $4.9 million, or 12% of revenue growth. Our U.S. operations posted an organic growth rate of 3% in the first six months 2006, a decrease from 4% in the first six months 2005, due to the decrease in organic growth in contingent commissions and volume overrides. Core commission income increased 27% in the first six months 2006 and organic growth was 3% in the first six months 2006 as compared to 1% in the first six months 2005.

Canadian Results

Canadian revenue grew 14% to $78.0 million, or 28% of consolidated revenue, in the first six months 2006 as compared to 2005, as a result of organic growth as well as a strengthening of the Canadian dollar against the U.S.

32	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

dollar. Canadian operations posted organic growth of 12%, of which nine percentage points reflected a stronger Canadian dollar. Core commission income increased 13% in the first six months 2006 and organic growth was 11% in the first six months 2006 as compared to 12% in the first six months 2005.

Compensation Expense

The changes in compensation expense for the six months 2006 from last year are detailed in the table below. Employee cash compensation expense for the first six months 2006 increased 19% to $146.0 million from $122.7 million and as a percentage of revenue, decreased to 52% from 53% as a result of management’s efforts to ensure that employee head count and compensation expense does not grow faster than revenue growth. The decrease in the compensation for the Talbot earnout is due to a greater weighting of this expense in earlier periods. Compensation for the Talbot earnout includes a cash and a non-cash stock based component as set out in the table below. The first Talbot earnout payment in the amount of $16.4 million was paid in cash on September 1, 2005. The second payment of $19.0 million was paid in our common shares on March 31, 2006. Management expects the remaining payment to be made in common shares although it may be made in cash and/or common shares as determined at the discretion of management.

For the six months ended June 30, 2006 and 2005 (in thousands of U.S. dollars, except percentages)				% of Revenue
	2006	2005	% Change	2006	2005
Employee cash compensation	$146,033	$122,728	19%	52%	53%
Compensation for Talbot earnout — cash	—	6,513	—%	—%	3%
Compensation for Talbot earnout — non-cash stock based	7,057	9,402	(25)%	3%	4%

Total compensation for Talbot earnout	7,057	15,915	(56)%	3%	7%

Other non-cash stock based compensation	3,245	3,735	(13)%	1%	2%

Total	$156,335	$142,378	10%	56%	62%

Other non-cash stock based compensation includes stock options and restricted share units (RSUs). Our policy is to expense the fair value of non-cash stock based compensation over the period in which entitlement to the compensation vests.

Total other non-cash stock based compensation for the six months ended June 30, 2006 and 2005 is comprised of the following:

(in thousands of U.S. dollars)	2006	2005
RSUs granted for 2003 bonuses	$1,132	$1,514
Other RSUs	2,102	1,162
Stock options granted February 2003	—	190
Stock options granted June 2002	—	851
Common shares for acquisitions	11	18

Total other non-cash stock based compensation	$3,245	$3,735

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 21% to $48.6 million in the first six months 2006 as compared to 2005. As a percentage of revenue, selling, occupancy and administration expense remained constant at 17% in the first six months 2005.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	33

Depreciation

Depreciation increased 9% to $4.6 million in the second quarter 2006 but remained constant at 2% of revenue from the first six months 2005.

Interest Expense

Interest expense increased 41% to $7.0 million from $5.0 million in the first six months 2005 due to higher interest rates and higher debt levels in the first six months 2006.

Intangible Asset Amortization

Intangible asset amortization increased 130% to $8.5 million in the first six months 2006 as compared to the first six months 2005 due to acquisitions made in 2005 and 2006.

Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets

In the first six months 2006 we sold assets of certain brokerages in the U.S. and Canada resulting in a gain of $0.8 million compared with a gain of $2.4 million in the first six months 2005 from the sale of certain brokerages in Canada.

Gain on Forgiveness of Debt

During the first six months 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million resulting in a gain of $4.5 million.

Provision for Income Tax Expense

Our effective tax rate decreased in the first six months 2006 to 41.3% from 51.6% in the first six months 2005, due primarily to decreased compensation related to the Talbot acquisition in 2006 which is not deductible for tax purposes. Excluding this compensation, the effective tax rate for the first six months 2006 and 2005 was 36.6% and 37.3%, respectively.

Net Earnings and Earnings Per Share from Continuing Operations

Our net earnings from continuing operations increased 62% to $32.8 million in the first six months 2006, primarily as a result of growth in revenue and a decrease in compensation related to the Talbot earnout. Diluted earnings per share from continuing operations increased 59% to $0.92.

As shown in the table on page 32, net earnings increased $1.3 million or $0.04 per diluted share, related to the strengthening Canadian dollar versus the U.S. dollar. Also, net earnings decreased $7.1 million or $0.19 per diluted share due to the impact of the Talbot earnout.

Net Earnings and Diluted Earnings per Share from Discontinued Operations

During 2005, we adopted a formal plan of disposition related to our U.S. financial services operation. The sale was completed January 1, 2006. Results for discontinued operations have been removed from continuing operations for 2005 and reflected on our Consolidated Statements of Earnings as “Net earnings (loss) from discontinued operations.” Net earnings (loss) from discontinued operations were $(0.1) million and $0.5 million for the first six months 2006 and the first six months 2005, respectively. Diluted earnings per share from discontinued operations were $NIL and $0.01 for the first six months 2006 and 2005, respectively.

34	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Cash Flow, Liquidity and Capital Resources

We began 2006 with cash and cash equivalents of $70.1 million. Operating activities in the first six months 2006 generated $48.3 million of cash. During the first six months 2006 we raised approximately $114.9 million through a public offering of our shares and completed a private sale of $75 million of senior notes. With these funds we purchased the CFG Brokerages for $80 million and repaid our $65 million revolving unsecured LIBOR loan. The balance is available to fund acquisitions and for general corporate purposes, including capital expenditures and working capital needs. In addition, we made property and equipment purchases of $5.7 million and paid dividends of $4.8 million in the first six months 2006. The share offering was the primary reason, along with our operating cash flow, that cash increased by $64.0 million to $134.1 million in the first six months of 2006.

On June 30, 2006, our cash position of $134.1 million included approximately $64.1 million available for acquisitions. This amount combined with available lines of credit provides us with a total amount of $149.9 million available for acquisitions compared to the $39.5 million available at December 31, 2005. It is not possible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use our common shares as partial consideration for any hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA, which is a non-GAAP measure) for acquired brokerages. We believe that our capital resources, including existing cash, funds generated from operations and borrowings available under credit facilities, will be sufficient to satisfy our financial requirements, excluding some acquisitions, during the next twelve months. We may finance acquisitions with available cash or an existing credit facility, but may, depending on the number and size of future acquisitions, need to supplement our finance requirements with the proceeds from debt financing, the issuance of additional equity securities, or a combination of both.

At June 30, 2006, we had two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — We had an undrawn unsecured facility totaling $75 million bearing interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR which was paid in full and terminated on April 4, 2006. On the same date, we entered into a new revolving unsecured facility identical to the one terminated. This undrawn facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 5.33% at June 30, 2006. The facility is available on a revolving basis for one year. Unless extended, on April 4, 2007, this facility will be converted into a three-year non-revolving loan with interest 0.25% higher than the interest rates discussed above. As of June 30, 2006, we were in compliance with all financial covenants governing this facility.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $10.8 million facility which bears interest at the bank’s U.S. base rate, which was 9.25% and 7.75% at June 30, 2006 and December 31, 2005, respectively, plus 50 basis points. Borrowings under this facility are repayable on demand.

Additional debt at June 30, 2006 includes the following:

As of June 30, 2006, we had outstanding $62.5 million aggregate principal amount of unsecured senior notes issued June 10, 2003. The senior notes were issued in two series. Series A represents $7.5 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $7.5 million due April 4, 2011. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $4.6 million due annually, June 15, 2008 through June 15, 2010; $19.3 million due June 15, 2011; and $11.0 million due June 15, 2012 and 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. During the second quarter 2006, we repaid $2.5 million of Series A senior notes. We incurred approximately $1.3 million in fees and expenses related to the offering of these notes which were capitalized and are being amortized to expense over the term of the notes. As of June 30, 2006 we were in compliance with all financial covenants governing the senior notes.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	35

On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $7.5 million and $55 million, respectively, to a floating rate, resulting in an expense of approximately $0.2 million and $0.4 million for the three months and six months ended June 30, 2006 respectively, and a savings of approximately $0.1 million and $0.2 million for the three months and six months ended June 30, 2005 respectively. The total savings from July 18, 2003 to June 30, 2006 were $1.9 million. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at June 30, 2006, we estimated the fair value of the swap to be $5.8 million, which is not recognized in these financial statements. Accordingly, $5.8 million is the estimated amount that we would need to pay to terminate the swap as of June 30, 2006.

As at June 30, 2006 we had outstanding $75 million aggregate principal amount of unsecured senior notes issued April 4, 2006. The notes were issued at 6.43% with interest payable quarterly and principal of $12.5 million due annually, April 4, 2011 through April 4, 2016. The senior notes were sold on a private basis in the United States. We incurred approximately $0.2 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At June 30, 2006 we were in compliance with all financial covenants governing the senior notes.

In addition to these primary credit sources, we ended June 30, 2006 with $7.8 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2006 through 2011. Of the outstanding subsidiary debt, $4.8 million is secured by liens on certain assets of our subsidiaries.

On June 29, 2006, $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax Financial Holdings Limited (the “Fairfax notes”) was converted into approximately 2.3 million shares of our common stock.

Net debt, defined as long-term debt ($145.6 million) less non-trust cash (cash and cash equivalents of $134.1 million) as of June 30, 2006, was $11.5 million compared with $105.2 million as of December 31, 2005. Our debt to capitalization ratio (debt as a percentage of debt and shareholders’ equity) decreased to 18% at June 30, 2006, compared with 29% at December 31, 2005. If we had fully utilized all lines of credit and other loan facilities at June 30, 2006, our ratio of debt to capitalization would have been 27%, which is below the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than the 45%. As of June 30, 2006, we were in compliance with the financial covenants under all of our debt instruments.

Our principal source of liquidity is our operating cash flow and borrowings under our credit facilities. Operating cash flow is affected by net earnings, non-cash items such as amortization, depreciation, compensation for the Talbot earnout, and non-cash working capital items. For the first six months 2006, operating cash flows were higher than for the first six months 2005 by $20.5 million primarily due to higher net earnings.

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

36	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Contractual Obligations

The table below summarizes our contractual obligations and commercial commitments as of June 30, 2006:

Payments due by period (in thousands of U.S. dollars)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-term debt	$145,207	$4,505	$12,369	$43,833	$84,500
Operating lease obligations	104,525	21,131	36,616	23,170	23,608
Interest on long-term debt	58,334	9,431	18,461	16,440	14,002
Capital lease obligations	64	64	—	—	—
Executive share purchase plan loans	360	—	360	—	—

Total	$308,490	$35,131	$67,806	$83,443	$122,110

Acquisitions

On July 1, 2004, the Company completed the acquisition of Talbot Financial Corporation (Talbot), headquartered in Albuquerque, New Mexico. The transaction involved the purchase by the Company of all of the common shares of Satellite Acquisition Corporation (Satellite), a corporation formed by senior management at Talbot (Management Group). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The special shares of Satellite were retained by the Management Group as a mechanism through which these individuals could be rewarded for retention and future performance. The Company agreed to purchase one-third of the special shares of Satellite during each of 2005, 2006 and 2007 at a price contingent on Talbot’s financial performance during the preceding calendar year (Talbot earnout). The Company can pay the Talbot earnout with cash, common shares or a combination of the two. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The second payment of $19.0 million was made in 746,000 common shares of the Company on March 31, 2006, based upon Talbot’s earnings for the 12 months ending December 31, 2005. The remaining payment will be made on March 31, 2007 based upon Talbot’s earnings for the 12-month period ending December 31, 2006. Individual members of the Management Group who are no longer employed by Talbot for any reason when an earnout payment is due are not entitled to share in that or any future earnout payment. No one in the Management Group was a shareholder of Talbot or received any portion of the purchase price paid to Safeco. Accordingly, the Company records the Talbot earnout payments as a charge to earnings over the period in which the payments are earned because the arrangement is a compensation-based one, more specifically a performance award. The Management Group is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the three years. The Company estimates that the aggregate compensation which will be recognized under the Talbot earnout will be approximately $56 million. The Company recognized $2.4 million and $7.1 million in the three months and six months ended June 30, 2006, respectively, and $8.7 million and $15.9 million in the three months and six months ended June 30, 2005, respectively. In total, $50.2 million has been recognized from the date of acquisition through June 30, 2006 as an expense, with an offsetting credit to accounts payable and accrued liabilities, of which $14.7 million remained unpaid as of June 30, 2006.

In connection with other various acquisitions completed through June 30, 2006, we may be obligated to pay contingent consideration up to a maximum sum of approximately $38.5 million in cash and $6.6 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April, 2010 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at June 30, 2006, the financial statements reflect a liability to pay cash of $1.9 million and $0.2 million common shares as of June 30, 2006.

Other

As previously disclosed, the insurance brokerage industry in general and certain of our subsidiaries in particular have been the subject of ongoing investigations by state attorneys general and insurance regulators regarding contingent commissions and other practices. As also previously reported, various class actions have been filed with respect to such matters. We have not recorded a liability at June 30, 2006 related to these matters. No estimate of the possible loss or range of loss can be made.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	37

In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $4.0 million as of June 30, 2006 and $3.9 million as of December 31, 2005, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 380,000 and 383,000 of our common shares as of June 30, 2006 and December 31, 2005, respectively, which had a market value of $9.8 and $9.9 million as of June 30, 2006 and December 31, 2005, respectively. Interest on the loans in the amount of $121,000 and $96,000 for the six months ended June 30, 2006, and 2005, respectively, was paid by us and is included in compensation expense.

In the normal course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all such asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

Shareholders’ equity

Restricted share units.    During the first six months 2006, 283,000 RSUs were granted as follows: 7,000 RSUs were granted to non-management members of the Company’s Board of Directors; 44,000 RSUs were granted to the members of the Company’s Executive Management Team (EMT) and 232,000 RSUs were granted to other, non-EMT employees, many in the context of acquisitions. The vesting term for RSUs ranges from 7 months to 120 months.

Share repurchases.    For the first six months 2006, no common shares were repurchased by us.

Shares reserved for issuance.    As of June 30, 2006, 3.8 million common shares were reserved for issuance under our equity incentive plan. As of June 30, 2006, an aggregate of approximately 3.3 million stock options and RSUs was outstanding which would reduce such shares reserved for issuance. However, the number of shares reserved for issuance will be adjusted quarterly to an amount equal to 12% of our issued and outstanding common shares.

See — Item 2, “MD&A — Overview” for U.S. public offering and “Cash Flow, Liquidity and Capital Resources” for conversion of Fairfax notes.

Shareholder’s equity as of June 30, 2006 is comprised of the following:

(in thousands of U.S. dollars)	Share Capital	Contributed Surplus	Cumulative Translation Account	Retained Earnings	Total
Balance, December 31, 2005	$270,199	$16,989	$31,893	$100,845	$419,926

Non-cash stock based compensation	—	3,234	—	—	3,234
Shares issued, net of issue costs and cancellation	121,281	—	—	—	121,281
Shares issued for contingent Consideration	21,169	—	—	—	21,169
Shares converted	35,000	—	—	—	35,000
Stock options exercised	721	—	—	—	721
Restricted share units released	900	(900)	—	—	—
Executive share purchase plan shares, net of cancellation	7	—	—	—	7
Windfall tax benefits	—	537	—	—	537
Other	—	14	—	—	14
Translation of self-sustaining foreign Operations	—	—	6,015	—	6,015
Translation of debt financing of Self-sustaining foreign operations	—	—	(18)	—	(18)
Net earnings	—	—	—	32,751	32,751
Dividends paid	—	—	—	(4,777)	(4,777)

	179,078	2,885	5,997	27,974	215,934

Balance, June 30, 2006	$449,277	$19,874	$37,890	$128,819	$635,860

38	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Market Risk

Interest rate risk

We are exposed to interest rate risk in connection with our $62.5 million senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $62.5 million aggregate principal amount of senior notes into floating rate payments, and future borrowings under our $75 million revolving U.S. dollar LIBOR facility. As a result, each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of June 30, 2006 will result in a decrease of approximately $0.1 million in our quarterly earnings.

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

The Canadian dollar is subject to volatility and experienced a significant increase in its value compared to the U.S. dollar during the second quarter 2006 and 2005. At June 30, 2006 and 2005, one Canadian dollar equaled $0.90 and $0.82 U.S. dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and CTA for the three months ended June 30, 2006, and 2005.

(in millions of U.S. dollars)	2006		2005
Revenue	+/-$	0.5	+/-$	0.4
Net earnings	+/-$	0.1	+/-$	0.1
CTA	+/-$	2.2	+/-$	1.9

The increasing proportion of our revenue derived from our U.S. operations and earned in U.S. dollars has, in part, offset the potential risk of a decline in the Canadian dollar. We expect that the proportion of revenue earned in U.S. dollars will continue to increase, further mitigating our foreign currency exchange sensitivity.

Goodwill and Other Intangible Assets

Intangible assets arising from acquisitions consist of the following:

(in thousands of U.S. dollars)	June 30, 2006	December 31, 2005
Customer relationships	$159,463	$116,878
Non-competition covenants	10,318	7,917
Goodwill	499,324	438,926
Accumulated amortization	(46,553)	(37,556)

Total	$622,552	$526,165

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

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	39

Customer relationships are amortized on a straight-line basis over their estimated useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have a definite life and accordingly, are amortized over their estimated useful life. For the six months ended June 30, 2006 and 2005, our amortization has been comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Customer relationships	$4,698	$1,812	$7,433	$3,590
Non-competition covenants	524	50	1,065	105

Total	$5,222	$1,862	$8,498	$3,695

We estimate that our amortization charges for intangible assets for 2006 through 2010 for all acquisitions consummated through June 30, 2006 will be:

Year ended December 31, (in thousands of U.S. dollars)	2006	2007	2008	2009	2010
Customer relationships	$16,822	$17,316	$15,592	$14,263	$13,251
Non-competition covenants	2,623	1,751	1,092	547	442

Total	$19,445	$19,067	$16,684	$14,810	$13,693

Related Party Transactions

We had transactions with, and recorded revenue from, the following related parties:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Northbridge Financial Corporation	$6,184	$7,304	$11,126	$11,939
Crum & Forster Holdings, Inc	432	286	606	465
Fairfax Inc	125	42	270	(211)

	6,741	7,632	12,002	12,193
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,287	1,417	2,520	2,907

	$8,028	$9,049	$14,522	$15,100

We had accounts receivable and accounts payable balances with the above related parties in the amounts of $12.7 million and $17.4 million, respectively, at June 30, 2006 and $10.0 million and $19.5 million, respectively, at December 31, 2005. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of our common shares as of June 30, 2006. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.

As of December 31, 2005, subordinated convertible debentures of $35.0 million were held by certain subsidiaries of Fairfax, which were converted on June 29, 2006 into approximately 2.29 million of our common shares.

40	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

During the three months and six months ended June 30, 2006 and 2005, we incurred expenses related to rental of premises from related parties in the amount of $0.7 million and $1.5 million for 2006, and $0.6 million and $1.2 million for the respective periods in 2005, respectively. At June 30, 2006 and December 31, 2005, we also had receivables due from related parties in the amount of $1.9 million and $2.2 million, respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of these receivables, as of June 30, 2006 and December 31, 2005, $1.5 million were related to company loans to employees to purchase shares under our executive share purchase plan. The loans will mature June, 2011 and bear interest at a rate of prime plus 0.5%. The interest rate at June 30, 2006 was 6.5%. As collateral, the employees have pledged 121,000 common shares as of June 30, 2006 and 122,000 common shares as of December 31, 2005, respectively, which have a market value of $3.1 million and $3.2 million as of June 30, 2006 and December 31, 2005, respectively.

Off-Balance Sheet Transactions

Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction, which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $7.5 million and $55 million, respectively to a floating rate resulting in an expense of approximately $0.2 million for the second quarter 2006 and a savings of approximately $0.2 million for the first quarter 2005. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $5.8 million, is not recognized in our Canadian GAAP financial statements. We have no other material off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of June 30, 2006 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no changes in our internal control over financial reporting during the second quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	41

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

The cost of defending against the lawsuits, and diversion of management’s attention, may be significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation and liquidity. We have not recorded a liability at June 30, 2006 or at December 31, 2005 related to these matters. No estimate of the possible loss or range of loss can be made. In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

42	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2006, we issued 98,075 common shares to former shareholders of Hirsch Wolf & Company, Inc. in connection with our acquisition of the assets of that brokerage. On May 15, 2006, we issued 81,110 common shares to former owners of Bush, Cotton & Scott, LLC as contingent consideration for contingent obligations payable in connection with the acquisition of that brokerage.

All of the shares issued in transactions described above were issued in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual and Special Meeting of Shareholders of Hub International Limited (the “Meeting”) was held on May 4, 2006. At the Meeting, 21,469,845 common shares, or 68.8% of the 31,192,676 common shares outstanding on the record date of the Meeting, were represented.

Election of Directors.    The following ten nominees were elected as directors of Hub for terms of one year expiring on the date of Hub’s Annual Meeting of Shareholders to be held in 2007, by a resolution passed by a majority of the votes cast in person or by proxy at the Meeting.

The results were as follows:

Name	Votes For	Votes Against	Votes Withheld
Martin P. Hughes	21,012,814	-0-	457,031
Richard A. Gulliver	21,012,814	-0-	457,031
Bruce D. Guthart	21,012,814	-0-	457,031
Anthony F. Griffiths	21,012,814	-0-	457,031
Edward W. Lyman Jr.	21,012,814	-0-	457,031
Bradley P. Martin	21,012,814	-0-	457,031
Frank S. Wilkinson	21,012,814	-0-	457,031
James W. McElvany	21,012,814	-0-	457,031
Byron G. Messier	21,012,814	-0-	457,031
Dr. John T. Ahern, Jr.	21,012,814	-0-	457,031

Approval and Adoption of the Amended and Restated Hub International Limited 2005 Equity Incentive Plan.    A resolution of shareholders was voted on to approve the adoption of the Amended and Restated Hub International Limited 2005 Equity Incentive Plan as previously approved by our Board of Directors.

To become effective, the approval of at least a majority of the votes cast in person or proxy at the Meeting was required. The requisite approval of shareholders was obtained at the Meeting and the 2005 Equity Incentive Plan was approved and adopted. The results of the vote were as follows: 13,163,546 common shares were voted in favor of the approval, 7,215,708 common shares voted against the approval, and -0- common shares withheld their votes.

Appointment of Auditors.    PricewaterhouseCoopers LLP was appointed as Hub’s Auditors to serve until Hub’s Annual Meeting of Shareholders to be held in 2006, at a remuneration to be fixed by our Board of Directors, with a favorable vote of 21,460,767 common shares represented at the Meeting and 9,078 common shares withholding their votes on the appointment.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	43

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

Dividends

On April 26, 2006 the Board of Directors declared a dividend of $0.07 on our common shares, payable June 30, 2006 for the second quarter 2006 to shareholders of record on June 15, 2006.

44	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006

Item 6. Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006.

QUARTERLY REPORT JUNE 30, 2006	HUB INTERNATIONAL LIMITED	45

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/S/ DENNIS J. PAULS
Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

DATE: August 8, 2006

46	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2006