Form 10-Q
period 2006-09-30
HUB INTERNATIONAL LTD
filed 2006-11-02
CIK 1133016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐         Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2006
Common Shares	39,555,053

HUB INTERNATIONAL LIMITED

2	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Hub International Limited

Consolidated Balance Sheets

As of September 30, 2006 and December 31, 2005

(in thousands of U.S. dollars)

(Unaudited)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$109,729	$70,118
Trust cash	85,533	113,349
Accounts and other receivables	247,948	230,654
Income taxes receivable	5,601	6,001
Future income taxes	6,378	4,971
Prepaid expenses	10,127	6,436

Total current assets	465,316	431,529
Goodwill	512,742	421,158
Other intangible assets	146,436	105,007
Property and equipment	31,438	28,160
Future income taxes	13,980	4,528
Other assets	12,670	10,971

Total assets	$1,182,582	$1,001,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$353,353	$384,174
Income taxes payable	10,955	4,344
Future income taxes	292	359
Current portion long-term debt and capital leases	5,162	4,910

Total current liabilities	369,762	393,787

Long-term debt and capital leases	142,708	135,363
Subordinated convertible debentures	—	35,000
Future income taxes	22,898	17,277

Total liabilities	535,368	581,427

Commitments and contingencies

Shareholders’ equity
Share capital	455,948	270,199
Contributed surplus	21,275	16,989
Cumulative translation account	36,733	31,893
Retained earnings	133,258	100,845

Total shareholders’ equity	647,214	419,926

Total liabilities and shareholders’ equity	$1,182,582	$1,001,353

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	3

Hub International Limited

Consolidated Statements of Earnings

For the three months and nine months ended September 30, 2006 and 2005

(in thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Third quarter		First nine months
	2006	2005	2006	2005
Revenue
Commission income	$119,485	$92,560	$353,609	$283,271
Contingent commissions and volume overrides	2,454	2,391	41,505	35,794
Other	4,570	3,332	11,482	9,413

	126,509	98,283	406,596	328,478

Expenses
Compensation *	78,836	67,659	235,171	210,037
Selling, occupancy and administration	25,029	20,358	73,672	60,270
Depreciation	2,459	2,200	7,012	6,378
Interest expense	2,746	2,710	9,706	7,626
Intangible asset amortization	5,356	1,961	13,854	5,657
Gain on disposal of subsidiaries, property, equipment and other assets	(108)	(224)	(865)	(2,657)
Loss on foreign exchange forward contract	—	555	—	555
Gain on forgiveness of debt	—	—	—	(4,500)

	114,318	95,219	338,550	283,366

Net earnings from continuing operations before income taxes	12,191	3,064	68,046	45,112

Provision for income tax expense (benefit)
Current	5,656	1,609	28,491	24,102
Future	(488)	1,775	(270)	867

	5,168	3,384	28,221	24,969

Net earnings (loss) from continuing operations	7,023	(320)	39,825	20,143
Net earnings (loss) from discontinued operations	166	(421)	115	(136)

Net earnings (loss)	$7,189	$(741)	$39,940	$20,007

Basic earnings (loss) per share
Continuing operations	$0.18	$(0.01)	$1.14	$0.66
Discontinued operations	—	(0.01)	—	—

Total operations	$0.18	$(0.02)	$1.14	$0.66

Diluted earnings (loss) per share
Continuing operations	$0.17	$(0.01)	$1.07	$0.59
Discontinued operations	0.01	(0.01)	—	—

Total operations	$0.18	$(0.02)	$1.07	$0.59

Weighted average shares outstanding
— Basic (000’s)	39,086	30,600	34,908	30,471
Weighted average shares outstanding
— Diluted (000’s)	41,106	30,600	38,307	36,657

* Compensation includes:
Employee cash compensation	$74,341	$58,518	$220,374	$181,246
Talbot earnout compensation	2,850	7,576	9,907	23,491
Other non-cash stock based compensation	1,645	1,565	4,890	5,300

	$78,836	$67,659	$235,171	$210,037

(the accompanying notes form an integral part of the interim financial statements)

4	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Hub International Limited

Consolidated Statements of Retained Earnings

For the nine months ended September 30, 2006 and 2005

(in thousands of U.S. dollars)

(Unaudited)

	2006	2005
Retained earnings — Beginning of period	$100,845	$82,502
Net earnings	39,940	20,007
Dividends	(7,527)	(5,531)

Retained earnings — End of period	$133,258	$96,978

(the accompanying notes form an integral part of the interim financial statements)

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	5

Hub International Limited

Consolidated Statements of Cash Flows

For the three months and nine months ended September 30, 2006 and 2005

(in thousands of U.S. dollars)

(Unaudited)

	Third quarter		First nine months
	2006	2005	2006	2005
OPERATING ACTIVITIES
Net earnings (loss)	$7,189	$(741)	$39,940	$20,007
Items not affecting cash
Amortization and depreciation	7,815	4,267	20,866	12,229
Gain on disposal of subsidiaries, property, equipment and other assets	(108)	(229)	(476)	(2,623)
Compensation for Talbot earnout — non-cash stock based	2,850	4,289	9,907	13,691
Other non-cash stock based compensation	1,645	1,565	4,890	5,300
Gain on forgiveness of debt	—	—	—	(4,500)
Future income taxes	(561)	1,742	(449)	846
Non-cash working capital items
Trust cash	10,449	8,169	34,817	13,933
Accounts and other receivables	74,544	71,316	30,535	29,193
Prepaid expenses	18	(1,233)	(3,496)	(2,149)
Accounts payable and accrued liabilities	(75,821)	(64,168)	(66,919)	(44,368)
Compensation for Talbot earnout	—	(13,147)	—	(6,634)
Other assets	129	129	387	387
Income taxes	(4,504)	(3,518)	1,965	1,074

Net cash flows from operating activities	23,645	8,441	71,967	36,386

INVESTING ACTIVITIES
Property and equipment — purchases	(2,571)	(2,057)	(8,283)	(4,714)
Property and equipment — proceeds on sale	—	6	11	20
Purchase of subsidiaries, net of cash received	(29,168)	(10,259)	(126,306)	(18,418)
Sale of subsidiaries	2	1,007	1,707	4,863
Premium financing — receipts	7,864	—	7,864	—
Premium financing — disbursements	(6,644)	—	(6,644)	—
Other assets	376	580	593	5,102

Net cash flows used for investing activities	(30,141)	(10,723)	(131,058)	(13,147)

FINANCING ACTIVITIES
Bank debt	(14,236)	—	(14,236)	—
Long-term debt and capital leases — advances, net of costs	(90)	10,000	130,033	10,000
Long-term debt and capital leases — repayments	(1,030)	(2,273)	(126,989)	(7,471)
Proceeds from share issue, net of costs	(41)	—	114,862	15
Proceeds from exercise of stock options	244	1,597	948	2,253
Windfall tax benefit	49	—	193	—
Dividends paid	(2,750)	(1,851)	(7,527)	(5,531)

Net cash flows from (used for) financing activities	(17,854)	7,473	97,284	(734)

Effect of exchange rate changes on cash and cash equivalents	(10)	2,675	1,418	1,734

Change in cash and cash equivalents	(24,360)	7,866	39,611	24,239
Cash and cash equivalents — Beginning of period	134,089	114,577	70,118	98,204

Cash and cash equivalents — End of period	$109,729	$122,443	$109,729	$122,443

(the accompanying notes form an integral part of the interim financial statements)

6	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Hub International Limited

Notes to Interim Consolidated Financial Statements

For the three months and nine months ended September 30, 2006 and 2005 (unaudited)

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

U.S. public offering

During the second quarter 2006, the Company completed a public offering in the United States of 4.6 million common shares at a price of $26.25 per share. The cash proceeds of this offering, net of issue costs of $5.9 million, were approximately $114.9 million.

Subordinated note conversion

During the second quarter 2006, the Company exercised its option to convert the 8.5% convertible subordinated debentures (the “Fairfax notes”) in the amount of $35 million into approximately 2.3 million common shares. See note 9, “Debt.”

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

Effects of new Canadian GAAP pronouncements

The Accounting Standards Board issued Canadian Institute of Chartered Accountants (CICA) handbook section 1530 Comprehensive Income (Section 1530). Section 1530 introduced a new requirement to temporarily present certain gains and losses outside net income in a new component of shareholders’ equity entitled Comprehensive Income. This standard substantially harmonizes Canadian GAAP with U.S. GAAP and is effective for the Company beginning January 1, 2007. The Company currently presents comprehensive income in Note 17, “Reconciliation to U.S. GAAP.” The Company is currently evaluating the disclosure required under the new standard.

3.	Commitments and contingencies

(a)

On July 1, 2004, the Company completed the acquisition of Talbot Financial Corporation (Talbot), headquartered in Albuquerque, New Mexico. The transaction involved the purchase by the Company of all of

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	7

the common shares of Satellite Acquisition Corporation (Satellite), a corporation formed by senior management at Talbot (Management Group). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The special shares of Satellite were retained by the Management Group as a mechanism through which these individuals could be rewarded for retention and future performance. The Company agreed to purchase one-third of the special shares of Satellite during each of 2005, 2006 and 2007 at a price contingent on Talbot’s financial performance during the preceding calendar year (Talbot earnout). The Company can pay the Talbot earnout with cash, common shares or a combination of the two. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The second payment of $19.0 million was made in 746,000 common shares of the Company on March 31, 2006, based upon Talbot’s earnings for the 12 months ending December 31, 2005. The remaining payment will be made on March 31, 2007 based upon Talbot’s earnings for the 12-month period ending December 31, 2006. Individual members of the Management Group who are no longer employed by Talbot for any reason when an earnout payment is due are not entitled to share in that or any future earnout payment. No one in the Management Group was a shareholder of Talbot or received any portion of the purchase price paid to Safeco. Accordingly, the Company records the Talbot earnout payments as a charge to earnings over the period in which the payments are earned because the arrangement is a compensation-based one, more specifically a performance award. The Management Group is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the three years. The Company estimates that the aggregate compensation which will be recognized under the Talbot earnout will be approximately $57.0 million. The Company recognized $2.9 million and $9.9 million in the three months and nine months ended September 30, 2006, respectively, and $7.6 million and $23.5 million in the three months and nine months ended September 30, 2005, respectively. In total, $53.0 million has been recognized from the date of acquisition through September 30, 2006 as an expense, with an offsetting credit to accounts payable and accrued liabilities, of which $17.6 million remained unpaid as of September 30, 2006.

In connection with other various acquisitions completed through September 30, 2006, the Company may be obligated to pay contingent consideration up to a maximum sum of approximately $38.7 million in cash and $8.6 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April, 2010 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at September 30, 2006, the financial statements reflect a liability to pay cash of $0.8 million.

(b)	As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the insurance brokerage industry in general and certain of the Company’s subsidiaries in particular are the subject of ongoing investigations by state attorneys general and insurance regulators regarding contingent commissions and other practices. As also previously reported, various class actions have been filed with respect to such matters. The Company has not recorded a liability at September 30, 2006 related to these matters, other than accrued defense costs. No estimate of the possible loss or range of loss can be made. See note 4(a) of the Company’s consolidated financial statements for the year ended December 31, 2005 as set out on pages 56 to 57 of the Company’s Annual Report on Form 10-K.

(c)

In connection with the Company’s executive share purchase plan, under certain circumstances, the Company may be obligated to purchase loans for officers, directors and employees from a Canadian chartered bank totaling $4,014 and $3,912 as of September 30, 2006 and December 31, 2005, respectively, to assist in purchasing common shares of the Company. The Company no longer makes loans to its executive officers and directors. As collateral, the employees have pledged 377,000 and 383,000 common shares as of September 30, 2006 and December 31, 2005, respectively, which have a market value of $10,944 and $9,877 as of September 30, 2006 and December 31, 2005, respectively. The loans will mature during 2009 and 2010 and bear interest at a rate of Canadian prime plus 0.5%. The interest rate on these loans at September 30, 2006 was 6.5%. Interest on the loans in the amount of $67 and $48 for the three months ended

8	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

September 30, 2006 and 2005, respectively, and $121 and $144 for the nine months ended September 30, 2006 and 2005, respectively, was paid by the Company and is included in compensation expense.

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

During the third quarter 2006, the Company acquired four insurance brokerages, including the acquisition of Fortun Insurance Agency, Inc. (Fortun), based in Florida. All of the acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations and cash flows of the acquired companies have been included in the Company’s consolidated results from their respective acquisition dates.

The preliminary allocation of the purchase price, including goodwill and other identifiable intangible assets, and the cost of the acquired brokerages in the third quarter 2006 are summarized below:

	Fortun	Other	Total
	August 1, 2006	Various
Acquisition Date
Current assets	$27,220	$2,400	$29,620
Current liabilities	(12,219)	(3,350)	(15,569)
Bank debt*	(14,236)	—	(14,236)
Property, equipment and other assets	493	15	508
Long-term debt and capital leases	—	(1,224)	(1,224)

Net assets (liabilities) at fair value	$1,258	$(2,159)	$(901)

Consideration
Cash	$20,058	$11,344	$31,402
Payable	1,142	2,559	3,701
Common shares (at market value)	5,000	1,058	6,058

	$26,200	$14,961	$41,161

Goodwill	$18,448	$13,448	$31,896
Customer relationships	6,118	3,466	9,584
Non-competition covenants	376	206	582

	$24,942	$17,120	$42,062

Number of shares issued as consideration (000’s)	192	40	232

*	This bank debt was repaid during the third quarter 2006.

Of the goodwill acquired, $21,409, is deductible for tax purposes. Goodwill in the other column above of $13,448 includes $2,335 primarily related to goodwill arising from contingent consideration payments earned on eleven prior year acquisitions and $11,113 primarily related to three smaller 2006 acquisitions.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	9

5.	Discontinued operations

During the first quarter 2006, the Company sold its U.S. financial services operation (the Discontinued Business). In conjunction with the sale, the Company will continue to receive certain fees from the buyer. These payments will be contingent payments on the sale and therefore not direct cash flows of the disposed component and will be recorded net of tax as net earnings from discontinued operations. These payments will not provide the Company with the ability to otherwise be involved in the operations of the disposed component.

Summarized statement of earnings disclosure for the Discontinued Business are as follows:

	Third quarter		First nine months
	2006	2005	2006	2005
Revenue	$192	$1,351	$663	$5,519
Net earnings (loss) before taxes	$191	$(685)	$122	$(126)
Provision for income tax expense (benefit)	$25	$(264)	$7	$10
Net earnings (loss) from discontinued operations	$166	$(421)	$115	$(136)

Summarized balance sheet disclosure for the Discontinued Business are as follows:

	September 30, 2006	December 31, 2005
Total current assets	$—	$2,265
Total assets	$—	$5,054
Total current liabilities	$—	$5,173
Total liabilities	$—	$6,057
Total shareholders’ deficit	$—	$(1,003)

Summarized statement of cash flows disclosure for the Discontinued Business are as follows:

	Third quarter		First nine months
	2006	2005	2006	2005
Net cash flows from operating activities	$4	$128	$32	$400
Net cash flows from investing activities	—	3	—	124
Net cash flows used for financing activities	—	(87)	—	(756)

Net cash flows from (used for) discontinued operations	$4	$44	$32	$(232)

6.	Accounts and other receivables

Accounts and other receivables consist of the following:

	September 30, 2006	December 31, 2005
Client premiums receivable	$155,920	$153,883
Commissions receivable	59,294	42,223
Client premiums receivable from financing activity	18,032	—
Claims receivable	11,889	27,513
Less: allowance for doubtful accounts	(2,267)	(1,931)
Less: allowance for policy cancellations	(2,788)	(1,964)

	240,080	219,724
Other receivables	7,868	10,930

	$247,948	$230,654

10	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

7.	Intangible assets

As of September 30, 2006 and December 31, 2005, the gross carrying amount and accumulated amortization of intangible assets other than goodwill were as follows:

	As of September 30, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Customer relationships	$169,036	$31,290	$137,746	$116,878	$19,109	$97,769
Non-competition covenants	10,899	2,209	8,690	7,917	679	7,238

Total	$179,935	$33,499	$146,436	$124,795	$19,788	$105,007

The weighted average amortization period for definite life intangible asset additions for 2006 is 12 years detailed as follows: 11 years for customer relationships and 15 years for non-competition covenants. Beginning in the third quarter 2006, the Company’s policy is to amortize intangible assets related to all non-competition covenants on a straight-line basis over their estimated useful lives.

Additions, excluding dispositions, to intangible assets during the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Customer relationships	$53,323	$5,174
Non-competition covenants	2,972	150

Total	$56,295	$5,324

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 and the year ended December 31, 2005, are as follows:

	Operations in Canada	Operations in U.S.	Total
Balance as of December 31, 2004	$95,322	$281,354	$376,676
Goodwill acquired during 2005	2,681	41,256	43,937
Goodwill disposed during 2005	(2,041)	(497)	(2,538)
Cumulative translation adjustment	3,083	—	3,083

Balance as of December 31, 2005	99,045	322,113	421,158
Goodwill acquired during 2006	8,523	79,904	88,427
Goodwill disposed during 2006	(161)	(1,176)	(1,337)
Cumulative translation adjustment	4,494	—	4,494

Balance as of September 30, 2006	$111,901	$400,841	$512,742

Changes to goodwill and intangible assets during the third quarter 2006 relate primarily to acquired brokerages in the third quarter 2006 and contingent consideration relating to prior period acquisitions.

For the three months and nine months ended September 30, 2006 and 2005, amortization was comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Customer relationships	$4,895	$1,916	$12,328	$5,507
Non-competition covenants	461	45	1,526	150

Total	$5,356	$1,961	$13,854	$5,657

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	11

The Company estimates the amortization charges for 2006 through 2010 for all acquisitions consummated through September 30, 2006 will be:

	2006	2007	2008	2009	2010
Year ended December 31,
Customer relationships	$18,787	$18,230	$16,505	$15,177	$13,931
Non-competition covenants	1,864	890	719	675	632

Total	$20,651	$19,120	$17,224	$15,852	$14,563

8.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
Insurance premiums payable	$238,164	$230,178
Commissions payable	23,593	35,705
Claims payable	12,940	33,694
Self insured liabilities	10,462	6,049
Other accounts payable and accrued liabilities	50,641	51,878
Compensation related to the Talbot earnout	17,553	26,670

	$353,353	$384,174

9.	Debt

Long-term debt and capital leases

	September 30, 2006	December 31, 2005
Series A Senior Notes, with interest at 5.71% (1)	$7,500	$10,000
Series B Senior Notes, with interest at 6.16% (1)	55,000	55,000
Senior Notes, with interest at 6.43% (2)	75,000	—
Revolving U.S. Dollar LIBOR Loan (3)	—	65,000
Term loan, variable interest, due December 2007	1,400	2,300
Various other notes payable and debt (4)	8,968	7,788
Capital leases (4)	2	185

Long-term debt and capital leases	147,870	140,273
Less current portion	(5,162)	(4,910)

	$142,708	$135,363

Future repayments of long-term debt and capital leases are as follows:

For the twelve months ended September 30,
2007	$5,162
2008	7,451
2009	6,924
2010	4,583
2011	39,250
2012 and thereafter	84,500

$147,870

12	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Notes:

(1)	Senior Notes — as at September 30, 2006 the Company had outstanding $62.5 million aggregate principal amount of unsecured senior notes issued June 10, 2003. The senior notes were issued in two series. Series A represents $7.5 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $7,500 due April 4, 2011. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $4,583 due annually, June 15, 2008 through June 15, 2010; $19,250 due June 15, 2011; and $11,000 due June 15, 2012 and 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. During the second quarter 2006, the Company repaid $2,500 of Series A senior notes. The Company incurred approximately $1.3 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At September 30, 2006 the Company was in compliance with all financial covenants governing the senior notes.

On July 15, 2003, the Company entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $7.5 million and $55 million, respectively, to a floating rate, resulting in an expense of approximately $0.3 million and $0.7 million for the three months and nine months ended September 30, 2006, respectively, and a savings of approximately $0.01 million and $0.2 million for the three months and nine months ended September 30, 2005, respectively. The total savings from July 18, 2003 to September 30, 2006 was $1.6 million. The Company accounts for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at September 30, 2006, the Company estimated the fair value of the swap to be $4.4 million, which is not recognized in these financial statements. Accordingly, $4.4 million is the estimated amount that the Company would need to pay to terminate the swap as of September 30, 2006.

(2)	Senior Notes — as at September 30, 2006 the Company had outstanding $75 million aggregate principal amount of unsecured senior notes issued April 4, 2006. The notes were issued at 6.43% with interest payable quarterly and principal of $12,500 due annually, April 4, 2011 through April 4, 2016. The senior notes were sold on a private basis in the United States. The Company incurred approximately $0.2 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes. At September 30, 2006 the Company was in compliance with all financial covenants governing the senior notes.

(3)	Revolving U.S. dollar LIBOR loan — The Company had an undrawn unsecured facility totaling $75 million, bearing interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR which was paid in full and terminated on April 4, 2006. On the same date, the Company entered into a new revolving unsecured credit facility identical to the one terminated. This undrawn facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 5.32% at September 30, 2006. The facility is available on a revolving basis for one year. Unless extended, on April 4, 2007, this facility will be converted into a three-year non-revolving loan with interest 0.25% higher than the interest rates discussed above. As of September 30, 2006, the Company was in compliance with all financial covenants governing this facility.

(4)	Certain property and equipment have been pledged as collateral in amounts not less than the outstanding balance of these loans at September 30, 2006 and December 31, 2005, respectively. Secured notes payable and debt as of September 30, 2006 and December 31, 2005, were $2,833 and $2,668, respectively.

Demand U.S. dollar base rate loan

The Company has an undrawn $10.8 million facility which bears interest at the bank’s U.S. rate, which was 9.25% at September 30, 2006, plus 50 basis points. Borrowings on the facility are repayable on demand.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	13

Bank debt

On March 30, 2006, the Company incurred bank debt of $75 million. This non-revolving unsecured credit facility was repaid in full and terminated on April 4, 2006.

Subordinated convertible debentures

In June, 2001, the Company issued 8.5% convertible subordinated debentures in the amount of $35 million due June 28, 2007 to certain subsidiaries of Fairfax Financial Holdings Limited (Fairfax). The Fairfax notes were convertible by the holders at any time into the Company’s common shares at C$17.00 per share. Beginning June 28, 2006, the Company could require conversion of the Fairfax notes into common shares at C$17.00 per share if, at any time, the weighted average closing price of the Company’s common shares on the TSX for twenty consecutive trading days equaled or exceeded C$19.00 per share. The Company exercised its conversion option, and on June 29, 2006 the Fairfax notes were converted into approximately 2.3 million common shares of the Company. Accordingly, at September 30, 2006, Fairfax owned approximately 26% of the Company’s total outstanding common shares.

10.	Shareholders’ equity

Share capital

At September 30, 2006 and December 31, 2005, there were an unlimited number of non-voting, preferred shares authorized, issuable in series on such terms and conditions as set by the Board of Directors, of which no shares were issued. At September 30, 2006 and December 31, 2005, there were an unlimited number of common shares authorized of which 39,173,000 and 30,952,000 were issued and outstanding as at September 30, 2006 and December 31, 2005, respectively. During the second quarter 2006, the Company completed a public offering in the United States of 4.6 million common shares at a price of $26.25 per share. The cash proceeds of this offering, net of issue costs of $5.9 million, were approximately $114.9 million of which approximately $56.0 million was used to repay long-term debt during the second quarter 2006. In addition, during the second quarter 2006, the Company exercised its option to convert the $35 million of Fairfax notes into approximately 2.3 million common shares.

	Common Shares Outstanding
	(000’s)	Amount
Balance, December 31, 2005	30,952	$270,199
Shares issued, net of issue costs and cancellations	4,983	127,151
Shares issued for contingent consideration	833	21,330
Shares converted	2,290	35,000
Stock options exercised	71	1,072
Restricted share units (RSUs) released	44	1,189
Other	—	7

Balance, September 30, 2006	39,173	$455,948

Contributed surplus

Amount
Balance, December 31, 2005	$16,989
Non-cash stock based compensation	4,875
RSUs released	(1,189)
Windfall tax benefit	586
Shares cancelled	14

Balance, September 30, 2006	$21,275

14	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Cumulative translation account

Amount
Balance December 31, 2005	$31,893
Translation of self-sustaining foreign operations	4,858
Translation of debt financing of self-sustaining foreign operations	(18)

Balance, September 30, 2006	$36,733

11.	Equity incentive plan

Under the Company’s equity incentive plan, stock based compensation includes stock options and RSUs. The Company’s accounting policy is to recognize the fair value of non-cash based compensation as an expense over the period in which entitlement to the compensation vests. The number of common shares that may be issued under the Equity Incentive Plan is limited to 12% of the Company’s issued and outstanding common shares, adjusted quarterly.

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

Stock Options

No options were issued in the first nine months ended September 30, 2006. The maximum option term is seven years, and the options vest at one-third per year over three years of continuous employment. All stock options were fully vested as of September 30, 2006.

A summary of the stock option activity and related information for the nine months ended September 30, 2006 consists of the following:

	Number (000’s)	Weighted-Average Exercise Price
Balance, December 31, 2005	1,136	$15.39
Exercised (Intrinsic value $980)	(71)	$15.12

Balance, September 30, 2006	1,065	$15.41

The following table summarizes information about the stock options outstanding at:

	September 30, 2006					December 31, 2005
Exercise Price	Intrinsic Value	Number Outstanding (000’s)	Weighted-Average Remaining Contractual Life	Number Exercisable (000’s)	Number Vested (000’s)	Intrinsic Value	Number Outstanding (000’s)	Weighted-Average Remaining Contractual Life	Number Exercisable (000’s)	Number Vested (000’s)
$15.67	$13.25	919	2.70 years	919	919	$10.13	969	3.43 years	969	969
$13.79	$15.13	146	3.27 years	146	146	$12.01	167	4.00 years	102	102

		1,065	2.78 years	1,065	1,065		1,136	3.52 years	1,071	1,071

Restricted Share Units

During the first nine months of 2006, 308,000 RSUs were granted as follows: 7,000 RSUs were granted to non-management members of the Company’s Board of Directors; 44,000 RSUs were granted to the members of the Company’s Executive Management Team (EMT), and 257,000 RSUs were granted to other, non-EMT employees, many in the context of acquisitions. The vesting term for RSUs granted in the first nine months 2006 ranges from 2 months to 120 months.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	15

A summary of the non-vested RSU activity and related information for the nine months ended September 30, 2006 consists of the following:

	Number (000’s)	Weighted-Average Grant Date Fair Value
Balance, December 31, 2005	1,745	$17.12
Granted	308	$27.45
Forfeited	(49)	$22.06
Vested	(44)	$26.76

Balance, September 30, 2006	1,960	$22.40

The following table summarizes information about the RSUs outstanding at:

	September 30, 2006		December 31, 2005
	Outstanding (000’s)	Weighted-Average Remaining Contractual Life	Outstanding (000’s)	Weighted-Average Remaining Contractual Life
Fair Market Value at Grant Date
$16.50 – $19.30	1,674	2.79 – 4.76 years	1,732	3.13 – 5.50 years
$21.00 – $24.25	13	3.75 – 3.84 years	13	4.50 – 4.58 years
$26.04 – $28.45	273	2.21 – 9.59 years	—	— years

	1,960	4.63 years	1,745	4.11 years

Non-cash stock based compensation, including both compensation for the Talbot acquisition and other non-cash stock based compensation, of $4,495 and $5,854 for the three months ended September 30, 2006 and 2005, respectively, and $14,797 and $18,991 for the nine months ended September 30, 2006 and 2005, respectively, was expensed with offsetting credits to contributed surplus, and accounts payable and accrued liabilities.

Other non-cash stock based compensation for the three months and nine months ended September 30, 2006 and 2005 is comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Stock options granted June 2002	$—	$(8)	$—	$843
Stock options granted February 2003	—	91	—	281
RSUs granted for 2003 bonuses	509	758	1,641	2,272
Other RSUs	1,132	722	3,234	1,885
Common shares for acquisitions	4	2	15	19

Total other non-cash stock based compensation	$1,645	$1,565	$4,890	$5,300

The related income tax benefit for other non-cash stock based compensation, for the three months ended September 30, 2006 and 2005, was $476 and $456, respectively, and for the nine months ended September 30, 2006 and 2005 was $1,659 and $1,439, respectively.

16	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Compensation for the Talbot earnout, includes both cash and non-cash stock based compensation, which is not deductible for tax purposes, for the three months and nine months ended September 30, 2006 and 2005 was comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Cash compensation	$—	$3,287	$—	$9,800
Non-cash stock based compensation	2,850	4,289	9,907	13,691

Total compensation for the Talbot earnout	$2,850	$7,576	$9,907	$23,491

The Company estimates other non-cash stock based compensation expense in 2006 through 2011 will be:

	For the nine months ended September 30, 2006	For the three months ended December 31, 2006	2007	2008	2009	2010	2011
Year ended December 31,
RSUs granted for 2003 bonuses	$1,641	$499	$1,975	$1,975	$1,976	$1,921	$—
Other RSUs	3,234	1,117	4,260	4,107	1,849	1,151	263
Common shares for acquisitions	15	4	5	—	—	—	—

Total other non-cash stock based compensation	$4,890	$1,620	$6,240	$6,082	$3,825	$3,072	$263

The Company estimates the compensation for the Talbot earnout for 2006 through March 31, 2007, at which time the earnout will be fully repaid, will be:

	For the nine months ended September 30, 2006	For the three months ended December 31, 2006	2007
Year ended December 31,
Cash compensation	$—	$—	$—
Non-cash stock based compensation	9,907	1,950	1,950

Total compensation for the Talbot earnout	$9,907	$1,950	$1,950

Total future compensation costs related to non-vested awards as of September 30, 2006 are $21,606 for other non-cash stock based compensation and $3,900 for the Talbot earnout.

Compensation expense

Compensation expense for the three months and nine months ended September 30, 2006 and 2005 is detailed below:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Employee cash compensation	$74,341	$58,518	$220,374	$181,246

Compensation for Talbot earnout — cash	—	3,287	—	9,800
Compensation for Talbot earnout — non-cash stock based	2,850	4,289	9,907	13,691

Total compensation for Talbot earnout	2,850	7,576	9,907	23,491

Other non-cash stock based compensation	1,645	1,565	4,890	5,300

Total	$78,836	$67,659	$235,171	$210,037

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	17

12.	Earnings per share

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

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net earnings (loss) from continuing operations	$7,023	$(320)	$39,825	$20,143
Net earnings (loss) from discontinued operations	166	(421)	115	(136)

Net earnings (loss) (numerator)	7,189	(741)	39,940	20,007
Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures (net of income tax)	—	—	950	1,425
Payment in lieu of dividends on restricted share units (net of income tax)	29	—	88	83

Net earnings (loss) plus assumed conversions (numerator)	$7,218	$(741)	$40,978	$21,515

Weighted average shares outstanding — Basic (denominator)	39,086	30,600	34,908	30,471
Effect of dilutive securities:
8.5% subordinated convertible debentures	—	—	1,502	2,518
Stock options	381	—	380	1,275
RSUs	991	—	928	995
Talbot earnout shares	648	—	589	1,329
Retractable shares	—	—	—	69

Weighted average shares outstanding — Diluted (denominator)	41,106	30,600	38,307	36,657

Basic earnings (loss) per share
Continuing operations	$0.18	$(0.01)	$1.14	$0.66
Discontinued operations	—	(0.01)	—	—

Total operations	$0.18	$(0.02)	$1.14	$0.66

Diluted earnings (loss) per share
Continuing operations	$0.17	$(0.01)	$1.07	$0.59
Discontinued operations	0.01	(0.01)	—	—

Total operations	$0.18	$(0.02)	$1.07	$0.59

13.	Income taxes

Income taxes for the three months ended September 30, 2006 and 2005 amounted to $5,168 and $3,384, respectively, resulting in effective tax rates of 42% and 110% for the third quarter 2006 and 2005, respectively. Income taxes for the nine months ended September 30, 2006 and 2005 amounted to $28,221 and $24,969, respectively, resulting in effective tax rates of 41% and 55% for the nine months ended September 30, 2006 and 2005, respectively. This decrease in the effective tax rate is due primarily to decreased compensation related to the Talbot acquisition which is not deductible for tax purposes. Excluding this compensation, the effective tax rate for the three months ended September 30, 2006 and 2005 were 34% and 32%, respectively, and 36% for the nine months ended September 30, 2006 and 2005, respectively.

18	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

14.	Interest and income taxes paid

Interest and income taxes paid for the three months and nine months ended September 30, 2006 and 2005 were:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Interest paid	$1,866	$1,104	$7,815	$5,489
Income taxes paid	$11,112	$7,544	$28,850	$25,979

15.	Segmented information

The Company operates in Canada and the U.S. through an organizational structure comprised of the corporate head office and regional operating centers, called “regional hubs.” Each regional hub addresses a specific regional or specialty market, operating with its own management team and structure. The regional hub is the lowest level in the organization for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its regional hubs and allocates resources to them based primarily on earnings before interest, taxes, depreciation and amortization (EBITDA). Each of the Company’s regional hubs meets the definition of an operating segment.

The Company aggregates the Canadian regional hubs and the U.S. regional hubs into two separate reportable segments — Canadian Operations and U.S. Operations. Regional hubs that operate in Canada exhibit similar long term economic characteristics, provide similar products and services, distribute products and services through common distribution channels to a common class or type of customer, and operate in a similar regulatory environment. Regional hubs that operate in the U.S. also exhibit similar economic characteristics, however, when compared to the Canadian Operations, there are certain economic and regulatory differences that distinguish the U.S. Operations from the Canadian Operations. The accounting policies of the reportable segments are the same as those described in Note 2, “Summary of significant accounting policies.” Certain costs are not specifically allocated to the operating segments by corporate head office, including the compensation for the Talbot earnout, other non-cash stock based compensation, unallocated administrative costs, interest expense and certain income tax expense or benefit. However, corporate head office charges a management fee to each of its operating segments. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	19

Financial information by reportable segment for the three and nine months ended September 30, 2006 and 2005 is as follows:

	For the three months ended September 30,
	2006			2005
	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated
Revenue
Brokerage	$35,799	$90,453	$126,252	$31,014	$67,415	$98,429
Corporate	3,118	5,983	9,101	4,826	3,564	8,390
Elimination of intra-segment revenue	(3,066)	(5,778)	(8,844)	(4,804)	(3,732)	(8,536)

	$35,851	$90,658	$126,509	$31,036	$67,247	$98,283

Net earnings (loss) from continuing operations before income taxes
Brokerage	$8,378	$8,791	$17,169	$4,379	$8,179	$12,558
Corporate	(2,833)	(2,145)	(4,978)	8,067	(17,561)	(9,494)

	$5,545	$6,646	$12,191	$12,446	$(9,382)	$3,064

Income tax expense (benefit) — current
Brokerage	$1,674	$4,082	$5,756	$1,604	$1,482	$3,086
Corporate	630	(730)	(100)	(61)	(1,416)	(1,477)

	$2,304	$3,352	$5,656	$1,543	$66	$1,609

Income tax expense (benefit) — future
Brokerage	$188	$(509)	$(321)	$(94)	$1,664	$1,570
Corporate	105	(272)	(167)	81	124	205

	$293	$(781)	$(488)	$(13)	$1,788	$1,775

Net earnings (loss) from continuing operations
Brokerage	$6,516	$5,218	$11,734	$2,869	$5,033	$7,902
Corporate	(3,568)	(1,143)	(4,711)	8,047	(16,269)	(8,222)

	$2,948	$4,075	$7,023	$10,916	$(11,236)	$(320)

Net earnings (loss) from discontinued operations
Brokerage	$—	$166	$166	$—	$(421)	$(421)
Corporate	—	—	—	—	—	—

	$—	$166	$166	$—	$(421)	$(421)

Net earnings (loss)
Brokerage	$6,516	$5,384	$11,900	$2,869	$4,612	$7,481
Corporate	(3,568)	(1,143)	(4,711)	8,047	(16,269)	(8,222)

	$2,948	$4,241	$7,189	$10,916	$(11,657)	$(741)

Amortization of intangible assets	$60	$5,296	$5,356	$42	$1,919	$1,961
Additions to property and equipment	$740	$2,404	$3,144	$713	$1,660	$2,373
Depreciation	$757	$1,702	$2,459	$749	$1,451	$2,200
Interest income	$648	$1,587	$2,235	$372	$662	$1,034
Interest expense	$2,477	$269	$2,746	$2,482	$228	$2,710

20	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

	For the nine months ended September 30,
	2006			2005
	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated
Revenue
Brokerage	$113,666	$292,261	$405,927	$99,559	$228,945	$328,504
Corporate	9,548	16,401	25,949	16,117	11,268	27,385
Elimination of intra-segment revenue	(9,325)	(15,955)	(25,280)	(15,977)	(11,434)	(27,411)

	$113,889	$292,707	$406,596	$99,699	$228,779	$328,478

Net earnings (loss) from continuing operations before income taxes
Brokerage	$31,985	$55,421	$87,406	$19,843	$47,376	$67,219
Corporate	(13,951)	(5,409)	(19,360)	(7,282)	(14,825)	(22,107)

	$18,034	$50,012	$68,046	$12,561	$32,551	$45,112

Income tax expense (benefit) — current
Brokerage	$8,862	$22,293	$31,155	$7,387	$18,001	$25,388
Corporate	(120)	(2,544)	(2,664)	1,271	(2,557)	(1,286)

	$8,742	$19,749	$28,491	$8,658	$15,444	$24,102

Income tax expense (benefit) — future
Brokerage	$78	$530	$608	$(184)	$925	$741
Corporate	617	(1,495)	(878)	(399)	525	126

	$695	$(965)	$(270)	$(583)	$1,450	$867

Net earnings (loss) from continuing operations
Brokerage	$23,045	$32,598	$55,643	$12,640	$28,450	$41,090
Corporate	(14,448)	(1,370)	(15,818)	(8,154)	(12,793)	(20,947)

	$8,597	$31,228	$39,825	$4,486	$15,657	$20,143

Net earnings (loss) from discontinued operations
Brokerage	$—	$115	$115	$—	$(136)	$(136)
Corporate	—	—	—	—	—	—

	$—	$115	$115	$—	$(136)	$(136)

Net earnings (loss)
Brokerage	$23,045	$32,713	$55,758	$12,640	$28,314	$40,954
Corporate	(14,448)	(1,370)	(15,818)	(8,154)	(12,793)	(20,947)

	$8,597	$31,343	$39,940	$4,486	$15,521	$20,007

Amortization of intangible assets	$168	$13,686	$13,854	$106	$5,551	$5,657
Additions to property and equipment	$2,467	$8,192	$10,659	$1,815	$3,827	$5,642
Depreciation	$2,143	$4,869	$7,012	$2,140	$4,238	$6,378
Interest income	$1,522	$3,684	$5,206	$983	$1,164	$2,147
Interest expense	$9,119	$587	$9,706	$6,979	$647	$7,626

	As of September 30, 2006 and December 31, 2005
	2006			2005
	Canada	U.S.	Consolidated	Canada	U.S.	Consolidated
Identifiable assets
Brokerage	$206,633	$900,364	$1,106,997	$177,900	$773,094	$950,994
Corporate	35,339	40,246	75,585	41,095	9,264	50,359

	$241,972	$940,610	$1,182,582	$218,995	$782,358	$1,001,353

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	21

With respect to the types of products from which each of the Company’s reportable segments derives revenues, all regional hubs engage in a similar business, which is the placement of insurance business on behalf of their customers. Commission income earned by the Company’s reportable segments can differ based on the type of insurance product the Company places with insurers on behalf of its customers. These insurance products include commercial lines, personal lines, wholesale, employee benefits, and other less significant products. The Company does not distinguish contingent commissions, volume overrides, and other revenues by insurance product.

The Company’s core commission income is comprised of the following products:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Commercial lines	$62,635	$50,291	$187,588	$160,030
Personal lines	30,864	21,004	86,976	59,199
Wholesale	13,884	12,633	46,624	44,674
Employee benefits	17,199	12,931	50,149	38,775
Other	4,241	3,906	12,186	8,595

	128,823	100,765	383,523	311,273
Less: Sub-broker commission expense	(9,338)	(8,205)	(29,914)	(28,002)

Total commission income	$119,485	$92,560	$353,609	$283,271

No single external customer amounts to ten percent or more of the Company’s total revenues.

16.	Related party transactions

In the three months and nine months ended September 30, 2006 and 2005, respectively, the Company had transactions with and recorded revenue from the following related parties:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Northbridge Financial Corporation	$5,709	$4,640	$16,835	$16,579
Crum & Forster Holdings, Inc	421	159	1,027	624
Fairfax Inc	130	213	400	2

	6,260	5,012	18,262	17,205
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,162	1,455	3,682	4,362

	$7,422	$6,467	$21,944	$21,567

The Company had accounts receivable and accounts payable balances with the above related parties in the amounts of $12,061 and $10,487, respectively, at September 30, 2006 and $9,990 and $19,535, respectively, at December 31, 2005. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owned approximately 26% of the Company’s common shares as of September 30, 2006. During the third quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Company employees, including Bruce Guthart, Chief Operating Officer and a director of the Company. The Company continues to place insurance with OLIC. The compensation that the Company earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.

22	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

As of December 31, 2005, subsidiaries of Fairfax held the Fairfax notes in the amount of $35,000. As described in Note 9, “Debt”, these notes were converted into approximately 2.3 million shares of the Company’s common stock on June 29, 2006.

During the three months and nine months ended September 30, 2006 and 2005, the Company incurred expenses related to rental of premises from related parties in the amount of $914 and $2,423 for 2006, and $675 and $1,869 for the respective periods in 2005. At September 30, 2006 and December 31, 2005 the Company also had receivables due from related parties in the amount of $1,849 and $2,191, respectively, of which the majority were loans to employees to enable them to purchase the Company’s common shares. Of these receivables, as of September 30, 2006 and December 31, 2005, $1,473 and $1,495, respectively, were related to Company loans to employees to purchase shares under the executive share purchase plan. The loans will mature June, 2011 and bear interest at a rate of Canadian prime plus 0.5%. The interest rate at September 30, 2006 was 6.5%. As collateral, the employees have pledged 121,000 common shares as of September 30, 2006 and 122,000 common shares as of December 31, 2005, respectively, which have a market value of $3,504 and $3,156 as of September 30, 2006 and December 31, 2005, respectively.

17.	Reconciliation to U.S. GAAP

The consolidated financial statements have been prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP.

Net earnings and comprehensive income

There were no differences between Canadian GAAP and U.S. GAAP affecting net earnings, basic earnings per share and diluted earnings per share. The table below presents comprehensive income under U.S. GAAP for the three months and nine months ending September 30, 2006 and 2005.

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net earnings (loss) from continuing operations for the period based on Canadian GAAP and U.S. GAAP (1)	$7,023	$(320)	$39,825	$20,143
Net earnings (loss) from discontinued operations for the period based on Canadian GAAP and U.S. GAAP (1)	166	(421)	115	(136)

Net earnings (loss) for the period based on Canadian GAAP and U.S. GAAP (1)	7,189	(741)	39,940	20,007
Other comprehensive income: (2)
Unrealized loss, net of tax of $NIL — Q3/06, $57 — Q3/05, $9 — Q3/06 YTD, $75 — Q3/05 YTD	—	(89)	(18)	(117)
Reclassification adjustment, net of tax of $NIL — Q3/06, $(64) — Q3/05, $NIL — Q3/06 YTD, $(24) — Q3/05 YTD	—	100	—	38
Foreign currency translation adjustment	(1,157)	6,269	4,840	4,403

Comprehensive income based on U.S. GAAP (2)	$6,032	$5,539	$44,762	$24,331

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	23

Shareholders’ equity

The table below sets out the differences between Canadian GAAP and U.S. GAAP that affect shareholders’ equity at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Shareholders’ equity based on Canadian GAAP	$647,214	$419,926
Adjustment to investment held for sale (3)	(1,716)	(1,716)
Accumulated other comprehensive income:
Unrealized gain (loss) net of tax of $8 — 2006, $(2) — 2005	(14)	4

Shareholders’ equity based on U.S. GAAP (3)	$645,484	$418,214

Notes:

(1)	The condensed consolidated statements of earnings and cash flows for the three months and nine months ended September 30, 2006 and 2005 were the same under Canadian and U.S. GAAP. The condensed consolidated balance sheets as at September 30, 2006 and December 31, 2005 under U.S. GAAP are as follows:

	September 30, 2006	December 31, 2005
Condensed consolidated balance sheets:
Total current assets	$465,316	$431,529
Total assets (4)	$1,176,493	$995,753
Total current liabilities	$369,762	$393,787
Total liabilities (4)	$531,009	$577,539
Total shareholders’ equity	$645,484	$418,214

(2)	Under U.S. GAAP, comprehensive income is measured in accordance with SFAS No. 130, Reporting Comprehensive Income. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under Canadian GAAP unrealized gains and losses (arising from a temporary decline in value) on equity securities are not recorded and foreign currency translation adjustments are presented as movements in the cumulative translation account. Beginning January 1, 2007, Canadian GAAP will require Compensation Income to be reported in shareholders’ equity. Certain disclosures required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, have not been included as such disclosures related to the Company’s investments in debt and equity securities are immaterial to the overall financial statement presentation.

(3)	Under Canadian GAAP, investments held for sale are recorded at cost. No further adjustments are made to the carrying value of the investment until it is sold, at which time a gain or loss is recorded between the sales proceeds and its carrying value. Under U.S. GAAP investments held for sale are recorded at cost and adjusted to fair value until sold at which time the difference between the sales proceeds and its carrying value is recorded as an adjustment to goodwill. The adjustment of $1,716 reflects the difference in accounting for investments acquired through the purchase of an insurance brokerage in 2001 and held for sale and subsequently sold by the Company in 2002 under Canadian GAAP vs. U.S. GAAP.

(4)

Under Canadian GAAP, the Company accounts for the interest rate swap transaction which converted fixed rate interest payments of 5.71% and 6.16% on the Senior Notes of $7.5 million and $55 million, respectively, using the synthetic instruments method. Under this method, the Company reports in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $4.4 million, is not recognized in the Company’s Canadian GAAP financial statements.

24	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157), which clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure, and gives the highest priority to quoted prices in active markets in determining fair value. SFAS No. 157 requires disclosures about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new pronouncements on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior years errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. As the Company has considered both approaches when evaluating misstatements it does not expect SAB 108 to have a material effect on its consolidated financial condition or results of operations.

18.	Subsequent events

On October 1, 2006, the Company acquired R.B.K. Management, Inc. (d/b/a Kaufman & Kaufman Insurance) (Kaufman) based in Salt Lake City, Utah, with additional offices in Boise, Idaho, Denver, Colorado, and Portland, Oregon. Kaufman specializes in transportation related coverage and has approximately $9 million in annual revenue.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this report. Certain information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements because of various factors, including those discussed below and elsewhere in this Form 10-Q. Reference to “Hub,” the “Company,” “we,” “us,” “our” and the “registrant” refer to Hub International Limited and its subsidiaries, unless otherwise expressly stated. Unless otherwise indicated, all dollar amounts are expressed in, and the term “dollars” and the symbol “$” refer to, U.S. dollars. The term “Canadian dollars” and the symbol “C$” refer to Canadian dollars. Our financial statements are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in certain respects from United States generally accepted accounting principles (U.S. GAAP) and to the extent that they affect us are described in Note 17, “Reconciliation to U.S. GAAP”, to our unaudited consolidated financial statements.

Overview

Hub International is one of the leading insurance brokers in North America, providing a broad array of property and casualty, life and health, employee benefits and risk management product and services. We focus on both commercial and personal accounts in the United States (U.S.) and Canada, which we serve through our approximately 3,800 employees in approximately 200 offices, using a variety of retail and wholesale distribution channels. Since our company was formed in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired an additional 133 brokerages and have established a strong presence in the northeastern, midwestern and western U.S. and in the Canadian provinces of Ontario, Quebec and British Columbia. All of our large acquisitions over the past five years were in the U.S. Accordingly, U.S. revenue has grown to 72% of our total in the third quarter 2006, reflecting primarily acquisition growth but also organic growth. Organic growth, a non-GAAP measure, is similar to the same-store-sales calculation used by retailers. Organic growth is an important measure, as it is a key driver of profitability. It includes revenue growth from units included in our financial statements for at least 12 months. Because we apply the purchase method of accounting for acquisitions, acquired brokerages’ financial results are included only from the date of acquisition.

During the second quarter 2006, we completed a public offering in the U.S. of 4.6 million common shares at a price of $26.25 per share. The cash proceeds of this offering, net of issue costs of $5.9 million, were approximately $114.9 million, of which approximately $56.0 million was used to repay long-term debt during the second quarter 2006.

On August 1, 2006 we purchased Fortun Insurance Agency, Inc., (Fortun) based in Florida. This acquisition launches our presence in the southeastern U.S. and allows us to expand Fortun’s products and service offerings to area businesses and individuals. This acquisition adds approximately $10 million to our annualized revenue.

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

Commission income, which usually ranges from 5% to 20% of the premium charged by insurers, provides approximately 88% of our annual revenue base. Commission income for the third quarter 2006 and 2005 provided approximately 94% of our revenue base. In addition to these “core” commissions, the Company derives revenue from:

•	Volume overrides — additional compensation based on the overall volume of business a brokerage places with the insurance company (See “Contractual Obligations — Other” for information regarding our legal proceedings);

•	Contingent commissions — additional compensation based on the profit the insurance company makes on the book of business a brokerage places with the insurance company (See “Contractual Obligations — Other” for information regarding our legal proceedings); and

•	Other income — comprised primarily of premium finance fees, fees charged to clients in lieu of commissions and interest income, including income earned while we hold client premiums on behalf of insurance companies.

26	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

We operate in Canada and the U.S. through an organizational structure comprised of our corporate head office, larger regional or specialty brokerages that we call “hub” brokerages and smaller brokerages managed by the regional hubs. Our head office implements the acquisition of hub brokerages and oversees the acquisition of smaller, “fold-in” brokerages by the hubs. Our head office also coordinates selling and marketing efforts, identifies cross-selling opportunities among our brokerages and handles certain general administrative functions.

Each regional hub addresses a specific regional or specialty market, operating with its own management team and structure. The regional hub is the lowest level in the organization for which discrete financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. We evaluate the performance of our regional hubs and allocate resources to them based primarily on earnings before interest, taxes, depreciation and amortization (EBITDA). Each of our regional hubs meets the definition of an operating segment under generally accepted accounting principles.

For segmented reporting purposes we aggregate the Canadian regional hubs and the U.S. regional hubs into two separate reportable segments — Canadian Operations and U.S. Operations. Regional hubs that operate in Canada exhibit similar long term economic characteristics, provide similar products and services, distribute products and services through common distribution channels to a common class or type of customer, and operate in a similar regulatory environment. Regional hubs that operate in the U.S. also exhibit similar economic characteristics, however, when compared to the Canadian Operations, there are certain economic and regulatory differences that distinguish the U.S. Operations from the Canadian Operations. The accounting policies of each reportable segment are the same and are described in Note 2, “Summary of significant accounting policies.” Our segmented information is presented in Note 15, “Segmented information,” of our unaudited consolidated financial statements.

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

During the two years after September 11, 2001, premium rates remained firm for most types of coverage, rising 10% to 15% per year in many cases. During the latter part of 2003, the Canadian market remained firm, but the U.S. market experienced some softening of premium rates for property and casualty coverage. During 2004, insurance rates in both Canada and the U.S., for many types of coverage, declined. In 2006, in both Canada and the U.S., we continue to see average declines in premiums in the range of 5% to 10%. For us, as for other brokers, falling rates can present both positive and negative effects. Falling premiums usually yield reduced commissions, if the insurance buyer maintains its coverage levels. However, many insurance buyers will respond to falling rates by increasing total coverage, often by lowering deductibles, increasing limits of coverage, or by adding new risks to those already insured. In 2006, we continue to see more evidence of insurance buyers increasing coverage levels as a result of the softening of insurance rates. The effects of this are included in the average declines of 5% to 10% noted above. In addition, the economic environment can lead to higher or lower sales and employee headcounts at client companies, leading in turn to increased or reduced demand for employee benefits, liability and other types of coverage tied to business activity levels.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	27

Results of Operations

Three months ended September 30, 2006 compared with three months ended September 30, 2005

Revenue

As a result of acquisitions and 4% organic growth, which includes the strengthening of the Canadian dollar as compared to the U.S. dollar in the third quarter 2006, we reported a 29% increase in revenue to $126.5 million in the third quarter 2006.

The table below shows a breakdown of our revenue by segment and type for the three months ended September 30, 2006 and 2005 including organic growth for 2006:

	Revenue		Total Net Change($)	Total Net Growth(%)	Adjustment for (Acquisitions) and Disposals	Organic Growth($)	Organic Growth(%)
(in thousands of U.S. dollars, except percentages)	2006	2005
Total
Commission Income	$119,485	$92,560	$26,925	29%	$(23,800)	$3,125	3%
Contingent
Commissions and Volume Overrides	2,454	2,391	63	3%	(240)	(177)	(7)%
Other Income	4,570	3,332	1,238	37%	(286)	952	29%

Total	$126,509	$98,283	$28,226	29%	$(24,326)	$3,900	4%

U.S.
Commission Income	$85,010	$62,672	$22,338	36%	$(22,549)	$(211)	—%
Contingent
Commissions and Volume Overrides	2,107	1,952	155	8%	(241)	(86)	(4)%
Other Income	3,541	2,623	918	35%	(285)	633	24%

Total	$90,658	$67,247	$23,411	35%	$(23,075)	$336	1%

Canada
Commission Income	$34,475	$29,888	$4,587	15%	$(1,251)	$3,336	11%
Contingent
Commissions and Volume Overrides	347	439	(92)	(21)%	1	(91)	(21)%
Other Income	1,029	709	320	45%	(1)	319	45%

Total	$35,851	$31,036	$4,815	16%	$(1,251)	$3,564	11%

Of the $28.2 million in new revenue we reported, $3.9 million, or 14%, resulted from organic growth, while $24.3 million or 86% reflected growth through acquisitions, net of dispositions. Organic growth figures include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the third quarter 2006, the rise of the Canadian dollar versus the U.S. dollar contributed two percentage points of our 4% organic growth in total revenue.

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, results for the third quarters of both 2006 and 2005 included a number of factors that can complicate any efforts at direct comparisons. To increase investor understanding the following chart shows the impact that specific items had on net earnings and diluted earnings per share.

	For the three months ended September 30,
(in thousands of U.S. dollars, except per share amounts) – (Increase)/Decrease	2006		2005
	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
Impact of compensation for Talbot earnout	$2,850	$0.07	$7,576	$0.25
Impact of foreign exchange	$(524)	$(0.01)	$(252)	$(0.01)
Impact of severance costs	$—	$—	$1,004	$0.03
Impact of loss on foreign exchange forward contract	$—	$—	$354	$0.01

28	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

As shown above, the compensation related to the Talbot acquisition decreased $4.7 million to $2.9 million in the third quarter 2006 from $7.6 million in the third quarter 2005, which reflects a greater weighting of this expense in earlier periods under applicable expensing methods in accordance with generally accepted accounting principles. We record the contingent Talbot earnout payments as a charge to earnings over the period in which the payments are earned because the arrangement is a compensation-based one, more specifically a performance award. The management of Talbot is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the 12 months ending December 31, 2004, 2005 and 2006. See “Contractual Obligations — Acquisitions.” We estimate that the aggregate compensation which will be recognized under the Talbot earnout will be approximately $57.0 million, of which $2.9 million and $7.6 million were recognized in the three months ended September 30, 2006 and 2005, respectively. In total, $53.0 million has been recognized from the date of acquisition through September 30, 2006 as an expense, with an offsetting credit to accounts payable and accrued liabilities, of which $17.6 million remained unpaid at September 30, 2006.

Changes in currency exchange rates are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Because we derive our revenue from both the U.S. and Canada, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local currency results as an indicator of underlying operations. The strength of the Canadian dollar versus the U.S. dollar increased our net earnings and diluted earnings per share, as shown above, for the third quarter 2006 and 2005. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”

U.S. Results

U.S. revenue grew 35% to $90.7 million, or 72% of revenue, in the third quarter 2006 as compared to 2005, due to both contributions of operations acquired in 2005 and 2006, and to organic growth. Net acquisitions and dispositions added $23.1 million to revenue, or 99% of the increase, while organic growth provided $0.3 million, or 1% of revenue growth. Our U.S. operations posted an organic growth rate of 1% in the third quarter 2006, a decrease from 3% in the third quarter 2005, primarily due to the decrease in commission income organic growth. Core commission income increased 36% in the third quarter 2006 and organic growth was 0% in the third quarter 2006 as compared to 2% in the third quarter 2005, primarily due to premium rate deterioration between 5% and 10% compared to the third quarter 2005. Other income increased 35% in the third quarter 2006 due to an increase in interest income as a result of higher interest rates as compared to the third quarter 2005.

Canadian Results

Canadian revenue grew 16% to $35.9 million, or 28% of consolidated revenue, in the third quarter 2006 as compared to 2005, primarily as a result of organic growth as well as a strengthening of the Canadian dollar against the U.S. dollar. Canadian operations posted organic growth of 11%, of which seven percentage points reflected a stronger Canadian dollar. Core commission income increased 15% in the third quarter 2006 and organic growth was 11% in the third quarter 2006 as compared to 10% in the third quarter 2005. Other income increased 45% in the third quarter 2006 due to an increase in interest income as a result of higher interest rates as compared to the third quarter 2005.

Compensation Expense

The changes in compensation expense for the third quarter 2006 from the same period last year are detailed in the table below. Employee cash compensation expense for the third quarter 2006 increased 27% to $74.3 million from $58.5 million in the third quarter 2005, and as a percentage of revenue, excluding severance costs related to the third quarter 2005 of $1.6 million, increased to 59% from 58% from 2005. Seasonality and timing in our revenue contributed significantly to this increase during the third quarter 2006.The decrease in the compensation for the Talbot earnout is due to a greater weighting of this expense in earlier periods as previously discussed. Compensation for the Talbot earnout includes a cash and a non-cash stock based component as set out in the

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	29

table below. The first Talbot earnout payment in the amount of $16.4 million was paid in cash on September 1, 2005. The second payment of $19.0 million was paid in our common shares on March 31, 2006. Management will decide whether to make the final payment in cash, common shares or a combination thereof, depending on circumstances at the time of payment.

For the three months ended September 30, 2006 and 2005 (in thousands of U.S. dollars, except percentages)				% of Revenue
	2006	2005	% Change	2006	2005
Employee cash compensation	$74,341	$58,518	27%	59%	60%
Less: Severance costs	—	(1,568)	—%	—%	(2)%

Employee compensation excluding severance	74,341	56,950	30%	59%	58%

Compensation for Talbot earnout — cash	—	3,287	—%	—%	3%
Compensation for Talbot earnout — non-cash stock based	2,850	4,289	(34)%	2%	4%

Total compensation for Talbot earnout	2,850	7,576	(62)%	2%	7%

Other non-cash stock based compensation	1,645	1,565	5%	1%	2%

Total compensation excluding severance	78,836	66,091	19%	62%	67%
Add: Severance costs	—	1,568	—%	—%	2%

Total compensation	$78,836	$67,659	17%	62%	69%

Other non-cash stock based compensation includes stock options and restricted share units (RSUs). Our policy is to expense the fair value of non-cash stock based compensation over the period in which entitlement to the compensation vests.

Total other non-cash stock based compensation for the three months ended September 30, 2006 and 2005 is comprised of the following:

(in thousands of U.S. dollars)	2006	2005
RSUs granted for 2003 bonuses	$509	$758
Other RSUs	1,132	722
Stock options granted February 2003 and June 2002	—	83
Common shares for acquisitions	4	2

Total other non-cash stock based compensation	$1,645	$1,565

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 23% to $25.0 million in the third quarter 2006 as compared to 2005. As a percentage of revenue, selling, occupancy and administration expense decreased to 20% from 21% in third quarter 2005 and remained constant at 18% for the nine months ended September 30, 2006 and 2005.

Depreciation

Depreciation increased 12% to $2.5 million in the third quarter 2006 but remained constant at 2% of revenue from the third quarter 2005.

Interest Expense

Interest expense remained flat at $2.7 million compared to the third quarter 2005.

Intangible Asset Amortization

Intangible asset amortization increased 173% to $5.4 million in the third quarter 2006 as compared to the third quarter 2005 due to acquisitions made in 2005 and 2006.

30	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets

In the third quarter 2006 we sold certain assets resulting in a gain of $0.1 million, compared with a gain of $0.2 million in the third quarter 2005.

Loss on Foreign Exchange Forward Contract

During the third quarter 2005, in anticipation of funding an acquisition, we entered into a foreign exchange forward contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate at the date of conversion generated a foreign exchange loss of $0.6 million or $0.4 million after tax, and reduced diluted earnings per share for the quarter by $0.01.

Provision for Income Tax Expense

Our effective tax rate decreased in the third quarter 2006 to 42% from 110% in the third quarter 2005, due primarily to decreased compensation related to the Talbot acquisition in 2006 which is not deductible for tax purposes. Excluding this compensation, the effective tax rates for the third quarter 2006 and 2005 were 34% and 32%, respectively. The higher effective tax rates in 2006 as compared to 2005 is primarily attributable to an increase in the proportion of revenue taxed in the U.S., where the tax rates are generally higher.

Net Earnings (Loss) and Diluted Earnings (Loss) Per Share from Continuing Operations

Our net earnings from continuing operations increased $7.3 million to $7.0 million in the third quarter 2006 from a loss of $0.3 million in the third quarter 2005, primarily as a result of growth in revenue while reducing employee cash compensation and selling, occupancy and administration, both as a percentage of revenue, and a decrease in compensation related to the Talbot earnout. Diluted earnings per share from continuing operations increased to $0.17.

As shown in the table on page 28, net earnings decreased $2.9 million or $0.07 per diluted share due to the impact of the Talbot earnout.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	31

Results of Operations

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005

Revenue

As a result of acquisitions and 5% organic growth, which includes the strengthening of the Canadian dollar as compared to the U.S. dollar in 2006, we reported a 24% increase in revenue to $406.6 million in the first nine months of 2006.

The table below shows a breakdown of our revenue by segment and type for the nine months ended September 30, 2006 and 2005 including organic growth for 2006:

(in thousands of U.S. dollars, except percentages)	Revenue		Total Net Change($)	Total Net Growth(%)	Adjustment for (Acquisitions) and Disposals	Organic Growth($)	Organic Growth(%)
	2006	2005
Total
Commission Income	$353,609	$283,271	$70,338	25%	$(56,430)	$13,908	5%
Contingent
Commissions and Volume Overrides	41,505	35,794	5,711	16%	(4,519)	1,192	3%
Other Income	11,482	9,413	2,069	22%	168	2,237	24%

Total	$406,596	$328,478	$78,118	24%	$(60,781)	$17,337	5%

U.S.
Commission Income	$253,102	$194,889	$58,213	30%	$(54,349)	$3,864	2%
Contingent
Commissions and Volume Overrides	30,741	26,369	4,372	17%	(4,519)	(147)	(1)%
Other Income	8,864	7,521	1,343	18%	170	1,513	20%

Total	$292,707	$228,779	$63,928	28%	$(58,698)	$5,230	2%

Canada
Commission Income	$100,507	$88,382	$12,125	14%	$(2,081)	$10,044	11%
Contingent
Commissions and Volume Overrides	10,764	9,425	1,339	14%	—	1,339	14%
Other Income	2,618	1,892	726	38%	(2)	724	38%

Total	$113,889	$99,699	$14,190	14%	$(2,083)	$12,107	12%

Of the $78.1 million in new revenue we reported, $17.3 million, or 22%, resulted from organic growth, while $60.8 million or 78% reflected growth through acquisitions, net of dispositions. Organic growth figures include the impact of foreign exchange rate changes between the U.S. and Canadian dollars. In the first nine months 2006, the rise of the Canadian dollar versus the U.S. dollar contributed three percentage points of our 5% organic growth in total revenue.

32	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

In addition to the variations that can result from changes in organic growth rates, acquisitions and other variables related to operations, results for the first nine months of both 2006 and 2005 included a number of factors that can complicate any efforts at direct comparisons. To increase investor understanding the following chart shows the impact that specific items had on net earnings and diluted earnings per-share.

	For the nine months ended September 30,
	2006		2005
(in thousands of U.S. dollars, except per share amounts) – (Increase)/Decrease	Net Earnings	Diluted EPS	Net Earnings	Diluted EPS
Impact of compensation for Talbot earnout	$9,907	$0.26	$23,491	$0.64
Impact of foreign exchange	$(914)	$(0.02)	$(1,341)	$(0.04)
Impact of gain on disposition of assets of certain brokerages	$(486)	$(0.01)	$(1,914)	$(0.05)
Impact of severance costs	$—	$—	$1,004	$0.03
Impact of loss on foreign exchange forward contract	$—	$—	$354	$0.01
Impact of gain of forgiveness of debt	$—	$—	$(2,925)	$(0.08)

As shown above, the compensation related to the Talbot acquisition decreased $13.6 million to $9.9 million in the first nine months 2006 from $23.5 million in the first nine months 2005, which reflects a greater weighting of this expense in earlier periods under applicable expensing methods in accordance with generally accepted accounting principles. We record Talbot earnout payments as a charge to earnings over the period in which the payments are earned because the arrangement is a compensation-based one, more specifically a performance award. The management of Talbot is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the 12 months ending December 31, 2004, 2005 and 2006. See “Contractual Obligations — Acquisitions.” We estimate that the aggregate compensation which will be recognized under the Talbot earnout will be approximately $57.0 million, of which $9.9 million and $23.5 million were recognized in the first nine months ended September 30, 2006 and 2005, respectively. In total, $53.0 million has been recognized from the date of acquisition through September 30, 2006 as an expense, with an offsetting credit to accounts payable and accrued liabilities, of which $17.6 million remained unpaid at September 30, 2006. In addition, in the first nine months 2006 we benefited from the gain on disposition of assets of certain brokerages of $0.5 million, after tax, as compared to a gain of $1.9 million in the first nine months 2005.

Gains or losses on disposition of assets are not an unusual item, but they are included here to highlight the difference between the two reporting periods. Similarly, changes in currency exchange rates are not an unusual item. Because we derive our revenue from both the U.S. and Canada, foreign exchange fluctuations will continue to impact our results. We have highlighted the impact of these changes because currency translation effects can lead to reported results that are less meaningful than local currency results as an indicator of underlying operations. The strength of the Canadian dollar versus the U.S. dollar increased our net earnings and diluted earnings per share, as shown above, for the first nine months 2006 and 2005. Any decline in the Canadian dollar versus the U.S. dollar would have a negative effect on our results. See “Market Risk.”

U.S. Results

U.S. revenue grew 28% to $292.7 million, or 72% of revenue, in the first nine months 2006 as compared to 2005, due to both contributions of operations acquired in 2005 and 2006 and to organic growth. Net acquisitions and dispositions added $58.7 million to revenue, or 92% of the increase, while organic growth provided $5.2 million, or 8% of revenue growth. Our U.S. operations posted an organic growth rate of 2% in the first nine months 2006, a decrease from 4% in the first nine months 2005, due to the decrease in organic growth in contingent commissions and volume overrides. Core commission income increased 30% in the first nine months 2006 and organic growth was 2% in the first nine months 2006 as compared to 1% in the first nine months 2005. Other income increased 18% in the first nine months 2006 primarily due to an increase in interest income as a result of higher interest rates as compared to the first nine months 2005.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	33

Canadian Results

Canadian revenue grew 14% to $113.9 million, or 28% of consolidated revenue, in the first nine months 2006 as compared to 2005, as a result of organic growth as well as a strengthening of the Canadian dollar against the U.S. dollar. Canadian operations posted organic growth of 12%, of which eight percentage points reflected a stronger Canadian dollar. Core commission income increased 14% in the first nine months 2006 and organic growth was 11% in the first nine months 2006 and 2005. Other income increased 38% in the first nine months 2006 primarily due to increased interest income due to higher interest rates as compared to the first nine months 2005.

Compensation Expense

The changes in compensation expense for the first nine months 2006 from the same period last year are detailed in the table below. Employee cash compensation expense for the first nine months 2006 increased 22% to $220.4 million from $181.2 million and as a percentage of revenue, excluding severance costs related to the third quarter 2005 of $1.6 million, decreased to 54% from 55% as a result of continued efforts to improve profitability. The decrease in the compensation for the Talbot earnout is due to a greater weighting of this expense in earlier periods as previously discussed. Compensation for the Talbot earnout includes a cash and a non-cash stock based component as set out in the table below. The first Talbot earnout payment in the amount of $16.4 million was paid in cash on September 1, 2005. The second payment of $19.0 million was paid in our common shares on March 31, 2006. Management will decide whether to make the final payment in cash, common shares or a combination thereof, depending on circumstances at the time of payment.

For the nine months ended September 30, 2006 and 2005 (in thousands of U.S. dollars, except percentages)				% of Revenue
	2006	2005	% Change	2006	2005
Employee cash compensation	$220,374	$181,246	22%	54%	55%
Less: Severance costs	—	(1,568)	—%	—%	—%

Employee compensation excluding severance	220,374	179,678	23%	54%	55%

Compensation for Talbot earnout — cash	—	9,800	—%	—%	3%
Compensation for Talbot earnout — non-cash stock based	9,907	13,691	(28)%	2%	4%

Total compensation for Talbot earnout	9,907	23,491	(58)%	2%	7%

Other non-cash stock based compensation	4,890	5,300	(8)%	2%	2%

Total compensation excluding severance costs	$235,171	208,469	13%	58%	64%
Add: Severance costs	—	1,568	—%	—%	—%

Total compensation	$235,171	$210,037	12%	58%	64%

Other non-cash stock based compensation includes stock options and RSUs. Our policy is to expense the fair value of non-cash stock based compensation over the period in which entitlement to the compensation vests.

Total other non-cash stock based compensation for the nine months ended September 30, 2006 and 2005 is comprised of the following:

(in thousands of U.S. dollars)	2006	2005
RSUs granted for 2003 bonuses	$1,641	$2,272
Other RSUs	3,234	1,885
Stock options granted February 2003 and June 2002	—	1,124
Common shares for acquisitions	15	19

Total other non-cash stock based compensation	$4,890	$5,300

34	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Selling, Occupancy and Administration Expense

Selling, occupancy and administration expense increased 22% to $73.7 million in the first nine months 2006 as compared to 2005. As a percentage of revenue, selling, occupancy and administration expense remained constant at 18% in the first nine months 2006 compared to 2005.

Depreciation

Depreciation increased 10% to $7.0 million in the first nine months 2006 but remained constant at 2% of revenue from the first nine months 2005.

Interest Expense

Interest expense increased 27% to $9.7 million from $7.6 million in the first nine months 2005 due to higher interest rates and higher debt levels in the first nine months 2006.

Intangible Asset Amortization

Intangible asset amortization increased 145% to $13.9 million in the first nine months 2006 as compared to the first nine months 2005 due to acquisitions made in 2005 and 2006.

Gain on Disposal of Subsidiaries, Property, Equipment and Other Assets

In the first nine months 2006, we sold assets of certain brokerages in the U.S. and Canada resulting in a gain of $0.9 million compared with a gain of $2.7 million in the first nine months 2005 from the sale of certain brokerages in Canada.

Loss on Foreign Exchange Forward Contract

During the first nine months 2005, in anticipation of funding an acquisition, we entered into a foreign exchange contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate at the date of conversion generated a foreign exchange loss of $0.6 million, or $0.4 million after tax, and reduced diluted earnings per share for the nine months ended September 30, 2005 by $0.01.

Gain on Forgiveness of Debt

During the first nine months 2005 an early payment settlement was negotiated in respect of our $7.5 million loan from an insurance carrier. The early settlement negotiations resulted in the $7.5 million principal amount of the term loan being reduced to $3.0 million resulting in a gain of $4.5 million.

Provision for Income Tax Expense

Our effective tax rate decreased in the first nine months 2006 to 41% from 55% in the first nine months 2005, due primarily to decreased compensation related to the Talbot acquisition in 2006 which is not deductible for tax purposes. Excluding this compensation, the effective tax rate for the first nine months 2006 and 2005 was 36% for each period.

Net Earnings and Diluted Earnings Per Share from Continuing Operations

Our net earnings from continuing operations increased 98% to $39.8 million in the first nine months 2006, primarily as a result of growth in revenue while reducing employee cash compensation as a percentage of revenue by one percentage point and a decrease in compensation related to the Talbot earnout. Diluted earnings per share from continuing operations increased 81% to $1.07.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	35

As shown in the table on page 33, net earnings decreased $9.9 million or $0.26 per diluted share due to the impact of the Talbot earnout. Also, net earnings increased $0.9 million or $0.02 per diluted share, related to the strengthening Canadian dollar versus the U.S. dollar.

Cash Flow, Liquidity and Capital Resources

Cash flow for the first nine months 2006 was positive. We began 2006 with cash and cash equivalents of $70.1 million. Operating activities in the first nine months 2006 generated $72.0 million of cash. During the first nine months 2006, we raised approximately $114.9 million through a public offering of our shares and completed a private sale of $75 million of senior notes. With these funds, we made acquisitions for $126.3 million and repaid our $65 million revolving unsecured LIBOR loan, as well as $5.0 million of other long-term debt. We also repaid $14.2 million of bank debt acquired with the Fortun acquisition in the third quarter 2006. In addition, we made property and equipment purchases of $8.3 million and paid dividends of $7.5 million in the first nine months 2006. Cash increased by $39.6 million to $109.7 million in the first nine months of 2006, due to our operating cash flow.

On September 30, 2006, our cash position of $109.7 million included approximately $33.8 million available for acquisitions. This amount combined with available lines of credit provides us with a total amount of $119.6 million available for acquisitions compared to the $39.5 million available at December 31, 2005. It is not possible to define exactly how many acquisitions or how much new revenue could be acquired through the use of this cash, additional cash flow from operations and application of credit facilities, as acquisition pricing and other factors vary during the course of the year. However, we intend to use our common shares as partial consideration for any hub acquisition, and generally have paid a multiple of 5-8 times earnings before interest, taxes, depreciation and amortization (frequently referred to as EBITDA, which is a non-GAAP measure) for acquired brokerages. We believe that our capital resources, including existing cash, funds generated from operations and borrowings available under credit facilities, will be sufficient to satisfy our financial requirements, excluding some acquisitions, during the next twelve months. We may finance acquisitions with available cash or an existing credit facility, but may, depending on the number and size of future acquisitions, need to supplement our finance requirements with the proceeds from debt financing, the issuance of additional equity securities, or a combination of both.

At September 30, 2006, we had two separate credit facilities:

(1)	Revolving U.S. dollar LIBOR loan — We had an undrawn unsecured facility totaling $75 million bearing interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR which was paid in full and terminated on April 4, 2006. On the same date, we entered into a new revolving unsecured facility identical to the one terminated. This undrawn facility totals $75 million and bears interest at a floating rate of prime plus 1% or 112.5 basis points above LIBOR. LIBOR was 5.32% at September 30, 2006. The facility is available on a revolving basis for one year. Unless extended, on April 4, 2007 this facility will be converted into a three-year non-revolving loan with interest 0.25% higher than the interest rates discussed above.

(2)	Demand U.S. dollar base rate loan — We have an undrawn $10.8 million facility which bears interest at the bank’s U.S. base rate, which was 9.25% at September 30, 2006, plus 50 basis points. Borrowings under this facility are repayable on demand.

Additional debt at September 30, 2006 includes the following:

As of September 30, 2006, we had outstanding $62.5 million aggregate principal amount of unsecured senior notes issued June 10, 2003. The senior notes were issued in two series. Series A represents $7.5 million aggregate principal amount of 5.71% senior notes with interest due semi-annually, and principal of $7.5 million due April 4, 2011. Series B represents $55 million aggregate principal amount of 6.16% senior notes with interest due semi-annually, and principal of $4.6 million due annually, June 15, 2008 through June 15, 2010; $19.3 million due June 15, 2011; and $11.0 million due June 15, 2012 and 2013. The senior notes were sold on a private basis in the United States to institutional accredited investors. During the second quarter 2006, we repaid $2.5 million of Series A senior notes. We incurred approximately $1.3 million in fees and expenses related to the offering of these notes which were capitalized and are being amortized to expense over the term of the notes.

36	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

On July 15, 2003, we entered into an interest rate swap agreement. The effect of the swap is to convert the fixed rate interest payments on the 5.71% senior notes and 6.16% senior notes in amounts of $7.5 million and $55 million, respectively, to a floating rate, resulting in an expense of approximately $0.3 million and $0.7 million for the three months and nine months ended September 30, 2006 respectively, and a savings of approximately $0.01 million and $0.2 million for the three months and nine months ended September 30, 2005 respectively. The total savings from July 18, 2003 to September 30, 2006 were $1.6 million. We account for the swap transaction using the synthetic instruments method under which the net interest expense on the swap and associated debt is reported in earnings as if it were a single, synthetic, financial instrument. As at September 30, 2006, we estimated the fair value of the swap to be $4.4 million, which is not recognized in these financial statements. Accordingly, $4.4 million is the estimated amount that we would need to pay to terminate the swap as of September 30, 2006.

As at September 30, 2006, we had outstanding $75 million aggregate principal amount of unsecured senior notes issued April 4, 2006. The notes were issued at 6.43% with interest payable quarterly and principal of $12.5 million due annually, April 4, 2011 through April 4, 2016. The senior notes were sold on a private basis in the United States. We incurred approximately $0.2 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized to expense over the term of the notes.

In addition to these primary credit sources, we ended September 30, 2006 with $10.0 million of subsidiary debt comprised of various notes payable, term loans and capital leases. We intend to repay these liabilities from internally generated cash flow, existing cash balances and/or borrowings under our credit facilities as the subsidiary debt becomes due during 2006 through 2011. Of the outstanding subsidiary debt, $2.8 million is secured by liens on certain assets of our subsidiaries.

On June 29, 2006, $35 million aggregate principal amount of 8.5% convertible subordinated notes due June 28, 2007 held by certain subsidiaries of Fairfax Financial Holdings Limited (the “Fairfax notes”) was converted into approximately 2.3 million shares of our common stock.

Net debt, defined as long-term debt ($147.9 million) less non-trust cash (cash and cash equivalents of $109.7 million) as of September 30, 2006, was $38.1 million compared with $105.2 million as of December 31, 2005. Our debt to capitalization ratio (debt as a percentage of debt and shareholders’ equity) decreased to 19% at September 30, 2006, compared with 29% at December 31, 2005. If we had fully utilized all lines of credit and other loan facilities at September 30, 2006, our ratio of debt to capitalization would have been 27%, which is below the range of 35% to 38% that our management believes is suitably conservative for our business model. Under our loan covenants, our debt to capitalization ratio must be less than 45%. As of September 30, 2006, we were in compliance with the financial covenants under all of our debt instruments.

Our principal source of current liquidity is our operating cash flow and borrowings under our credit facilities. Operating cash flow is affected by net earnings, non-cash items such as amortization, depreciation, compensation for the Talbot earnout, and non-cash working capital items. For the first nine months 2006, operating cash flows were higher than for the first nine months 2005 by $35.6 million primarily due to higher net earnings.

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

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	37

Contractual Obligations

The table below summarizes our contractual obligations and commercial commitments as of September 30, 2006:

Payments due by period (in thousands of U.S. dollars)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Contractual Obligations
Long-term debt and capital lease obligations	$147,490	$5,162	$13,995	$43,833	$84,500
Operating lease obligations	103,579	21,777	37,413	21,701	22,688
Interest on long-term debt	57,673	9,642	18,665	16,340	13,026
Executive share purchase plan loans	380	—	380	—	—

Total	$309,122	$36,581	$70,453	$81,874	$120,214

Acquisitions

On July 1, 2004, we completed the acquisition of Talbot Financial Corporation (Talbot), headquartered in Albuquerque, New Mexico. The transaction involved the purchase by us of all of the common shares of Satellite Acquisition Corporation (Satellite), a corporation formed by senior management at Talbot (Management Group). In turn, Satellite purchased 100% of Talbot from Safeco Corporation. The special shares of Satellite were retained by the Management Group as a mechanism through which these individuals could be rewarded for retention and future performance. We agreed to purchase one-third of the special shares of Satellite during each of 2005, 2006 and 2007 at a price contingent on Talbot’s financial performance during the preceding calendar year (Talbot earnout). We can pay the Talbot earnout with cash, common shares or a combination of the two. The first payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ending December 31, 2004. The second payment of $19.0 million was made in 746,000 of our common shares on March 31, 2006, based upon Talbot’s earnings for the 12 months ending December 31, 2005. The remaining payment will be made on March 31, 2007 based upon Talbot’s earnings for the 12-month period ending December 31, 2006. Individual members of the Management Group who are no longer employed by Talbot for any reason when an earnout payment is due are not entitled to share in that or any future earnout payment. No one in the Management Group was a shareholder of Talbot or received any portion of the purchase price paid to Safeco. Accordingly, we record the Talbot earnout payments as a charge to earnings over the period in which the payments are earned because the arrangement is a compensation-based one, more specifically a performance award. The Management Group is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the three years. We estimate that the aggregate compensation which will be recognized under the Talbot earnout will be approximately $57.0 million. We recognized $2.9 million and $7.6 million in the three months and nine months ended September 30, 2006, respectively, and $9.9 million and $23.5 million in the three months and nine months ended September 30, 2005, respectively. In total, $53.0 million has been recognized from the date of acquisition through September 30, 2006 as an expense, with an offsetting credit to accounts payable and accrued liabilities, of which $17.6 million remained unpaid as of September 30, 2006.

In connection with other various acquisitions completed through September 30, 2006, we may be obligated to pay contingent consideration up to a maximum sum of approximately $38.7 million in cash and $8.6 million in common shares based upon management’s best estimate of acquired brokerages achieving certain targets. The contingent payments are payable on various dates through April, 2010 according to the terms and conditions of each purchase agreement. Any additional consideration will be recorded as an adjustment to goodwill once the contingency is resolved. In connection with contingent consideration earned as at September 30, 2006, the financial statements reflect a liability to pay cash of $0.8 million.

Other

As previously disclosed, the insurance brokerage industry in general and certain of our subsidiaries in particular have been the subject of ongoing investigations by state attorneys general and insurance regulators regarding contingent

38	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

commissions and other practices. As also previously reported, various class actions have been filed in which we have been named with respect to such matters. We have not recorded a liability at September 30, 2006 related to these matters, other than accrued defense costs. No estimate of the possible loss or range of loss can be made at this time.

In connection with our executive share purchase plan, under certain circumstances, we may be obligated to purchase loans for certain employees from a Canadian chartered bank totaling $4.0 million as of September 30, 2006 and $3.9 million as of December 31, 2005, respectively, to assist in purchasing our common shares. As collateral, the employees have pledged 377,000 and 383,000 of our common shares as of September 30, 2006 and December 31, 2005, respectively, which had a market value of $10.9 million and $9.9 million as of September 30, 2006 and December 31, 2005, respectively. Interest on the loans in the amount of $121,000 and $144,000 for the nine months ended September 30, 2006, and 2005, respectively, was paid by us and is included in compensation expense.

In the normal course of business, we are subject to various claims and lawsuits consisting primarily of alleged errors and omissions in connection with the placement of insurance. In the opinion of our management, the ultimate resolution of all such asserted and potential claims and lawsuits will not have a material adverse effect on our consolidated financial position or results of operations.

Shareholders’ equity

Restricted share units.    During the first nine months 2006, 308,000 RSUs were granted as follows: 7,000 RSUs were granted to non-management members of our Board of Directors; 44,000 RSUs were granted to the members of our Executive Management Team (EMT) and 257,000 RSUs were granted to other, non-EMT employees, many in the context of acquisitions. The vesting term for RSUs granted in the first nine months 2006 ranges from 2 months to 120 months.

Share repurchases.    For the first nine months 2006, no common shares were repurchased by us.

Shares reserved for issuance.    As of September 30, 2006, 4.6 million common shares were reserved for issuance under our equity incentive plan. As of September 30, 2006, approximately 1.1 million shares were available for grant as equity awards. However, the number of shares reserved for issuance will be adjusted quarterly to an amount equal to 12% of our issued and outstanding common shares.

See — Item 2, “MD&A — Overview” for U.S. public offering and “Cash Flow, Liquidity and Capital Resources” for conversion of the Fairfax notes.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	39

Shareholder’s equity as of September 30, 2006 was comprised of the following:

(in thousands of U.S. dollars)	Share Capital	Contributed Surplus	Cumulative Translation Account	Retained Earnings	Total
Balance, December 31, 2005	$270,199	$16,989	$31,893	$100,845	$419,926

Non-cash stock based compensation	—	4,875	—	—	4,875
Shares issued, net of issue costs and cancellation	127,151	—	—	—	127,151
Shares issued for contingent consideration	21,330	—	—	—	21,330
Shares converted	35,000	—	—	—	35,000
Stock options exercised	1,072	—	—	—	1,072
RSUs released	1,189	(1,189)	—	—	—
Windfall tax benefit	—	586	—	—	586
Other	7	14	—	—	21
Translation of self-sustaining foreign operations	—	—	4,858	—	4,858
Translation of debt financing of self-sustaining foreign operations	—	—	(18)	—	(18)
Net earnings	—	—	—	39,940	39,940
Dividends paid	—	—	—	(7,527)	(7,527)

	185,749	4,286	4,840	32,413	227,288

Balance, September 30, 2006	$455,948	$21,275	$36,733	$133,258	$647,214

Market Risk

Interest rate risk

We are exposed to interest rate risk in connection with our $62.5 million senior notes due to the interest rate swap entered into in July 2003, which converted the fixed rate interest payments on the $62.5 million aggregate principal amount of senior notes into floating rate payments, and future borrowings under our $75 million revolving U.S. dollar LIBOR facility. As a result, each 100 basis point increase in interest rates charged on the balance of our outstanding floating rate debt as of September 30, 2006 will result in a decrease of approximately $0.1 million in our quarterly earnings.

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

40	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

The Canadian dollar is subject to volatility and experienced a significant increase in its value compared to the U.S. dollar during the third quarter 2006 and 2005. At September 30, 2006 and 2005, one Canadian dollar equaled $0.90 and $0.86 U.S. dollars, respectively. The table below summarizes the effect that a $0.01 decline or increase in the value of the Canadian dollar would have had on our revenue, net earnings and CTA for the three months ended September 30, 2006 and 2005.

(in millions of U.S. dollars)	2006		2005
Revenue	+/- $	0.4	+/- $	0.4
Net earnings	+/- $	0.1	+/- $	0.0
CTA	+/- $	2.2	+/- $	1.8

The increasing proportion of our revenue derived from our U.S. operations and earned in U.S. dollars has, in part, offset the potential risk of a decline in the Canadian dollar. We expect that the proportion of revenue earned in U.S. dollars will continue to increase, further mitigating our foreign currency exchange sensitivity.

Goodwill and Other Intangible Assets

Intangible assets arising from acquisitions consist of the following:

(in thousands of U.S. dollars)	September 30, 2006	December 31, 2005
Customer relationships	$169,036	$116,878
Non-competition covenants	10,899	7,917
Goodwill	531,145	438,926
Accumulated amortization	(51,902)	(37,556)

Total	$659,178	$526,165

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

Customer relationships are amortized over their estimated useful life, typically ten to fifteen years. Many factors outside our control determine the persistency of our customer relationships and we cannot be sure that the value we have allocated will ultimately be realized. Non-competition covenants are intangible assets that have a definite life and accordingly, are amortized on a straight-line basis over their estimated useful life. For the three and nine months ended September 30, 2006 and 2005, our amortization has been comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands of U.S. dollars)	2006	2005	2006	2005
Customer relationships	$4,895	$1,916	$12,328	$5,507
Non-competition covenants	461	45	1,526	150

Total	$5,356	$1,961	$13,854	$5,657

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	41

We estimate that our amortization charges for intangible assets for 2006 through 2010 for all acquisitions consummated through September 30, 2006 will be:

Year ended December 31, (in thousands of U.S. dollars)	2006	2007	2008	2009	2010
Customer relationships	$18,787	$18,230	$16,505	$15,177	$13,931
Non-competition covenants	1,864	890	719	675	632

Total	$20,651	$19,120	$17,224	$15,852	$14,563

Related Party Transactions

We had transactions with, and recorded revenue from, the following related parties:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands of U.S. dollars)	2006	2005	2006	2005
Northbridge Financial Corporation	$5,709	$4,640	$16,835	$16,579
Crum & Forster Holdings, Inc	421	159	1,027	624
Fairfax Inc	130	213	400	2

	6,260	5,012	18,262	17,205
Old Lyme Insurance Company, Ltd. (“OLIC”)	1,162	1,455	3,682	4,362

	$7,422	$6,467	$21,944	$21,567

We had accounts receivable and accounts payable balances with the above related parties in the amounts of $12.1 million and $10.5 million, respectively, at September 30, 2006 and $10.0 million and $19.5 million, respectively, at December 31, 2005. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business. The companies above, except for OLIC, are related through common ownership by Fairfax, which owns approximately 26% of our common shares as of September 30, 2006. During the second quarter 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, Chief Operating Officer and a director of Hub. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own OLIC.

As of December 31, 2005, subordinated convertible debentures of $35.0 million were held by certain subsidiaries of Fairfax, which were converted on June 29, 2006 into approximately 2.3 million of our common shares.

During the three months and nine months ended September 30, 2006 and 2005, we incurred expenses related to rental of premises from related parties in the amount of $0.9 million and $2.4 million for 2006, and $0.7 million and $1.9 million for the respective periods in 2005. At September 30, 2006 and December 31, 2005, we also had receivables due from related parties in the amount of $1.8 million and $2.2 million, respectively, of which the majority were loans to employees to enable them to purchase our common shares. Of these receivables, as of September 30, 2006 and December 31, 2005, $1.5 million were related to loans to employees to purchase shares under our executive share purchase plan. The loans will mature June, 2011 and bear interest at a rate of prime plus 0.5%. The interest rate at September 30, 2006 was 6.5%. As collateral, the employees have pledged 121,000 common shares as of September 30, 2006 and 122,000 common shares as of December 31, 2005, respectively, which have a market value of $3.5 million and $3.2 million as of September 30, 2006 and December 31, 2005, respectively.

42	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Off-Balance Sheet Transactions

Under Canadian GAAP, we use the synthetic instruments method to account for the interest rate swap transaction, which converted fixed rate interest payments of 5.71% and 6.16% on the senior notes of $7.5 million and $55 million, respectively to a floating rate resulting in an expense of approximately $0.3 million for the third quarter 2006 and a savings of approximately $0.01 million for the third quarter 2005. Under this method, we report in earnings the net interest expense on the swap and associated debt as if it were a single, synthetic, financial instrument. The fair value of the swap, estimated at $4.4 million, is not recognized in our Canadian GAAP financial statements. We have no other material off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of September 30, 2006 (the Evaluation Date). Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act. In addition, there have been no changes in our internal control over financial reporting during the third quarter 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures within our company to disclose all material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The insurance industry in general, and certain of our hubs, have been the subject of scrutiny by various regulatory bodies, including state attorneys general and the departments of insurance for various states, with respect to certain contingent commission arrangements between insurance companies and brokers.

As previously reported, our subsidiary HUB Northeast (formerly known as Kaye Insurance Associates, Inc.), received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. Since August 2004, various other subsidiaries of Hub have received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec. We retained external counsel to assist us in responding to the New York Attorney General’s and other inquiries and, among other things, requested that such external counsel conduct an investigation of HUB Northeast and our other hubs to determine whether any current or former employee engaged in the practice of falsifying or inflating insurance quotes or other illegal practices. To date, management is unaware of any incidents of falsifying or inflating insurance quotes or other illegal practices. State attorneys general and insurance departments continue their investigations of various industry practices. We continue to review our practices in light of these investigations and resulting charges brought against other brokers.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	43

We have fully cooperated with the attorney general and department of insurance inquiries. While it is not possible to predict the outcome of these investigations, if contingent compensation agreements were to be restricted or no longer permitted, our financial condition, results of operation and liquidity may be materially adversely affected.

We were first named as a defendant in a federal class action lawsuit in October, 2004. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” A number of substantially similar federal class actions were filed against us and many other defendants. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred these and other class actions in which we were not named to the District of New Jersey. In August 2005 and February 2006, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey and styled In re Insurance Brokerage Antitrust Litigation. The case has now been divided into two cases, one for employee benefits and the other for commercial insurance. Certain of our subsidiaries have been named as additional defendants. A small number of allegations specifically pertaining to Hub have been added, but remain vague. The judge in these actions has permitted discovery to take place, which is continuing. We dispute the allegations made in these lawsuits and intend to vigorously defend these cases.

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

The cost of defending against the lawsuits, and diversion of management’s attention, may be significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation and liquidity. We have not recorded a liability at September 30, 2006 or at December 31, 2005 related to these matters, other than accrued defense costs. No estimate of the possible loss or range of loss can be made.

In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2006, we issued 33,646 common shares to former shareholders of AssurConseil, S.E.N.C. in connection with our acquisition of the shares of that brokerage. On August 1, 2006, we issued 192,160 common shares to the former shareholder of Fortun Insurance Agency, Inc. in connection with our acquisition of that brokerage and its subsidiaries. On August 15, 2006, we issued 6,137 common shares to former owners of B. & D.A. Weisberger, Inc. as contingent consideration for contingent obligations payable in connection with the acquisition of that brokerage.

All of the shares issued in transactions described above were issued in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

44	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

Item 5. Other Information

Information Concerning Forward-Looking Statements

This Form 10-Q includes, and from time to time management may make, forward-looking statements which reflect our current views with respect to future events and financial performance. These forward-looking statements relate to, among other things, our plans and objectives for future operations. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, risks associated with:

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

Dividends

On July 26, 2006 the Board of Directors declared a dividend of $0.07 on our common shares, payable September 30, 2006 for the third quarter 2006 to shareholders of record on September 15, 2006.

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	45

Item 6. Exhibits

Exhibits

31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d - 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to Rule 13a-14(a) or 15d - 14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, Dennis J. Pauls, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Information under the caption “Risks related to our business” and “Risks related to our common shares” is incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2006.

46	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT SEPTEMBER 30, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/S/ DENNIS J. PAULS
Dennis J. Pauls
Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)

DATE: November 2, 2006

QUARTERLY REPORT SEPTEMBER 30, 2006	HUB INTERNATIONAL LIMITED	47