Form 10-K
period 2006-12-31
HUB INTERNATIONAL LTD
filed 2007-02-26
CIK 1133016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 1-31310

HUB INTERNATIONAL LIMITED

(Exact name of Registrant as specified in its charter)

Canada	36-4412416
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 East Jackson Boulevard, Chicago, IL	60604
(Address of principal executive offices)	(Zip code)

(877) 402-6601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Shares, no par value	New York Stock Exchange
Toronto Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes  ☐        No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes  ☐        No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, as defined in Rule 12b-2 of the Securities Exchange Act of 1934:

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐        No  ☒

HUB INTERNATIONAL LIMITED

The aggregate market value of the Registrant’s voting shares held by non-affiliates of the Registrant (i.e., other than directors, officers, or holders of more than five percent of the Registrant’s common shares, however, such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant), based upon the $26.21 per share closing price on the New York Stock Exchange of the Registrant’s common shares on June 30, 2006 (the last business day of the Registrant’s most recently completed second quarter), was approximately $717,646,837.

The number of shares of the Registrant’s common shares, no par value, issued and outstanding as of February 16, 2007, was 39,842,229.

Those sections or portions of the Registrant’s definitive proxy statement filed or to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors and other matters at the annual and special meeting of shareholders of the Registrant to be held on May 3, 2007, are incorporated by reference in Part III of this Report.

HUB INTERNATIONAL LIMITED

FORM 10-K

Page

PART IV

Item 15.	Exhibits and Financial Statement Schedules	106

SIGNATURES

PART I

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains, and from time to time management may make, “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will continue,” “will likely result,” and similar expressions to indicate forward-looking statements, however, these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements, including, but not limited to:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance carriers;

•	the possibility that the receipt of contingent compensation from insurance carriers could be prohibited;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance carriers, with corresponding fluctuations in our premium-based revenue;

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the actual costs of resolution of contingent liabilities;

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate; and

•	those discussed herein under the caption “Risk Factors.”

These uncertainties and other factors also include, but are not limited to, risks associated with our Arrangement Agreement (the “Arrangement Agreement”) to be acquired by Maple Tree Acquisition Corporation, a British Columbia corporation, an entity formed by funds advised by Apax Partners L.P. and Morgan Stanley Principal Investment, Inc. (collectively the “transaction”), including the occurrence of any event, change or other circumstances that could give rise to the termination of the Arrangement Agreement, the inability to complete the transaction due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the transaction, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the transaction, risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the transaction.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	1

Except as expressly required by federal securities laws, we undertake no obligation to update or publicly announce the revision of any of the forward-looking statements contained herein to reflect new information, future events, developments, or changed circumstances or for any other reason.

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, the terms “Hub,” “we,” “us,” and “our” refer to Hub International Limited and our wholly-owned subsidiaries, unless otherwise expressly stated.

As used in this Annual Report on Form 10-K, the terms “dollars” or “$” refer to United States (“U.S.”) dollars and the terms “Canadian dollars” and “C$” refer to Canadian dollars, unless otherwise expressly stated. We publish our consolidated financial statements and the notes to our consolidated financial statements in U.S. dollars.

Except as otherwise indicated, our consolidated financial statements, the notes to our consolidated financial statements, and select financial data contained in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”), which differs in certain respects from accounting principles generally accepted in the U.S. (“U.S. GAAP”). See Note 19 “Reconciliation to U.S. GAAP and Effect of New U.S. GAAP Accounting Pronouncements” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of our Canadian GAAP consolidated financial statements to U.S. GAAP.

BACKGROUND

Hub is a leading insurance broker in North America, providing a broad array of products and services to our clients, including, but not limited to, property and casualty, life and health, employee benefits, and risk management. We focus on both commercial and personal client accounts in the U.S. and Canada, which we serve through our approximately 3,820 employees in approximately 200 offices, using a variety of retail and wholesale distribution channels. Since our founding in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired approximately 135 insurance brokerages, establishing a strong presence in the northeastern, midwestern, and western U.S. and in the Canadian provinces of Ontario, Quebec, and British Columbia. We have increased our revenue from $38.7 million during 1998 to $543.9 million during 2006. Approximately 78% of our revenue increase during this period was attributable to acquired brokerages. Our common shares are listed under the symbol “HBG” on both the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).

We were incorporated under the laws of the province of Ontario, Canada in 1998. During 2004, we completed a corporate continuation under the federal laws of Canada.

Our principal executive office is located at 55 East Jackson Boulevard, Chicago, Illinois 60604. Our telephone number is (877) 402-6601.

Employees

As of December 31, 2006, we employed approximately 3,820 persons as follows:

	Sales and Customer Services Employees	Administrative Employees	Total
Head Office	—	50	50
Hubs	3,210	560	3,770

Total	3,210	610	3,820

2	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

None of our employees are represented by a labor union and we have never experienced a work stoppage. We consider our relations with our employees to be good.

We generally enter into employment agreements that contain confidentiality and non-disclosure provisions with certain of our employees and consultants who have access to our proprietary information. In addition, each member of our Executive Management Team (“EMT”) is subject to an employment agreement that sets out the terms of his or her employment. These agreements typically include non-solicitation and non-competition covenants that generally are in force for a two-year period after the cessation of employment.

Executive Officers

The names of our executive officers as of December 31, 2006, and offices currently held are listed below. Age and other information in each executive officer’s biography are as of December 31, 2006. All of the executive officers listed below are members of our EMT.

Name	OFFICE CURRENTLY HELD WITH HUB
Martin P. Hughes	Chairman and Chief Executive Officer
John P. Graham	Vice President and Chief Financial Officer
Richard A. Gulliver	President
Bruce D. Guthart	Chief Operating Officer
W. Kirk James	Vice President, Secretary and Chief Corporate Development Officer
Lawrence J. Lineker	Chief Sales Officer
Marianne D. Paine	Chief Legal Officer and Assistant Secretary
Roy H. Taylor	Chief Executive Officer, Talbot Financial Corporation and Hub California and Regional President — West Region

Certain biographical information about each nominee listed above is set out below. Age and other information in each executive officer’s biography are as of December 31, 2006.

Martin P. Hughes, 58, has served as our Chairman and Chief Executive Officer and a director since December 1999. In 1973, Mr. Hughes joined one of our subsidiaries, now a part of Hub International Midwest Limited (“HUB Midwest”), for which he served as Chairman from 1999 to 2001 and as President from 1990 to 1999. Mr. Hughes previously served as Chairman of Assurex International, a worldwide insurance service organization, as director of the Assurex Marketing Group and as a director of the Council of Insurance Agents and Brokers.

John P. Graham, 41, has served as our Vice President and Chief Financial Officer since November 2006. Mr. Graham has nearly 20 years of public company and public accounting experience. Prior to joining Hub, he most recently served as Senior Vice President Finance, Treasurer and Assistant Secretary at Career Education Corporation (NASDAQ: CECO) from 2002 to 2006. In addition he served as a senior consultant at The Johnsson Group from 2000 to 2002 and Vice-President Investor Relations and Financial Reporting at Newell Rubbermaid (NYSE: NWL) from 1994 to 2000. Prior to that time, he was a manager of financial planning and analysis at Kraft General Foods (NYSE: KFT) and an audit supervisor at Deloitte Haskins and Sells (now Deloitte & Touche). Mr. Graham holds a Master of Business Administration degree in Finance and he is a Certified Public Accountant and a Certified Management Accountant.

Richard A. Gulliver, 51, has served as our President and a director since November 1998, as our Chief Operating Officer from December 1999 to January 2004 and as our Chief Executive Officer from January 1999 to December 1999. Prior to joining Hub, Mr. Gulliver served as President of one of our subsidiaries, now a part of Hub International Ontario Limited, from 1997 to 1998 and of its subsidiary, Gulliver Insurance Brokers Ltd., from 1986 to 1998. In 1995, Mr. Gulliver and others collaborated to form Insurance Network Solutions Inc., a company for

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	3

which Mr. Gulliver served as President from 1995 to 1997. Mr. Gulliver holds his designation from the Insurance Institute of Canada and is a Canadian Certified Insurance Broker.

Bruce D. Guthart, 51, has served as our Chief Operating Officer since January 2004 and a director since August 2001. Mr. Guthart served as our President, U.S. Operations from August 2001 to January 2004. From 1997 through 2005, Mr. Guthart was the Chairman of Hub International Group Northeast Limited (“HUB Northeast”), one of our subsidiaries. Upon his appointment as Chief Operating Officer, Mr. Guthart resigned his position as President of HUB Northeast, a position he held since its formation in 1993, as well as his position as Chief Executive Officer of HUB Northeast, a position he held since 1996.

W. Kirk James, 51, was appointed as our Chief Corporate Development Officer in January 2004. He has also served as our Vice President and Secretary since December 1999 and as General Counsel from December 1999 to January 2004. Mr. James has practiced law for 24 years and is a member of the Law Society of Upper Canada (Ontario). Prior to joining Hub, Mr. James was a corporate lawyer in the private practice of law in Ontario, Canada.

Lawrence J. Lineker, 45, was appointed as our Chief Sales Officer in January 2004 and as Regional President, Central region in November 2006. Mr. Lineker served as President and Chief Executive Officer of our Hub International TOS Limited operations from 1999 through 2003. Mr. Lineker has more than 25 years experience in the insurance industry, including 16 years in our Vancouver operations.

Marianne D. Paine, 58, has served as our Chief Legal Officer and Assistant Secretary since April 2004. Ms. Paine received her undergraduate degree from Brown University and her law degree from Stanford University. She is admitted to practice in California and Illinois. She spent approximately 31 years in the private practice of law before joining Hub.

Roy H. Taylor, 56, was appointed Regional President, West region in November 2006 and has served as the Chief Executive Officer of (“HUB California”) our Talbot Financial Corporation and HUB International of California Insurance Services, Inc. operations since July 2004. Prior to joining Hub, Mr. Taylor held the position of President of the Talbot Insurance Agency brokerage operations (now a part of Hub U.S. Holdings Inc.) which we acquired from Safeco Corporation in July 2004. Mr. Taylor has more than 30 years experience in the insurance industry and is a director of Provident Financial Holdings, Inc. (NASDAQ: PROV) and serves as chairman of its Personnel/Compensation Committee.

OPERATIONS OVERVIEW

Operational Structure

We manage our operations by utilizing an organizational structure comprised of our corporate head office, larger regional or specialty brokerages that we refer to as “hub brokerages” or “hubs” and smaller brokerages that are managed by our hub brokerages, that we refer to as “fold-in brokerages” or “fold-ins.”

Our head office is responsible for (1) our acquisition strategy, including the acquisition of hub brokerages and oversight of our hub brokerages’ acquisition of fold-in brokerages, (2) the coordination of selling and marketing efforts, (3) the identification of cross-selling opportunities among our hub brokerages, and (4) certain general administrative functions.

4	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Certain key information regarding each of our hub brokerages is summarized in the following table:

Hub Main Office Locations
U.S. OPERATIONS
HUB International Brewer & Lord, Norwell, MA
HUB International Feitelberg, Fall River, MA
HUB International Florida, Coral Gables, FL
HUB International Northeast, New York, NY
HUB International Midwest, Chicago, IL
HUB International New England, Wilmington, MA
HUB International Northwest, Bothell, WA
HUB International of California Insurance Services, Riverside, CA
HUB International Pennsylvania, Norristown, PA
HUB International Southwest, Albuguerque, NM
HUB International Transportation Insurance Services, Salt Lake City, UT
HUB Mountain States, Sheridan, WY
THB Intermediaries, New York, NY

CANADIAN OPERATIONS
Hub Financial & Hub Capital, Woodbridge, Ontario
HUB International Barton, Chilliwack, British Columbia
HUB International Ontario, Brampton, Ontario
HUB International Quebec, Montreal, Quebec
HUB International TOS, Burnaby, British Columbia

We have structured our hub brokerages so as to take advantage of a specific regional or specialty market. Each of our hubs has its own management team that is responsible for, in addition to the day-to-day operations of the hub brokerage, maintaining and developing organic growth and identifying and integrating fold-in brokerage acquisition candidates. Our hub brokerages generally generate $10 million or greater in annual revenue, however, certain of our hubs that focus on a specific specialty product line or market may generate less than $10 million in annual revenue.

Our hub structure provides our hub brokerages with the flexibility to effectively meet changing market conditions in a timely manner, while benefiting from the economies of scale, leverage, and operating efficiencies provided by a large multi-national brokerage network. We have decentralized our client service functions because we believe that client service related decisions are best made by those individuals that deal with our clients on a day-to-day basis. However, we recognize that our continued growth has created a scenario that demands increased coordination of our hub brokerages. To meet these challenges, we continue to develop strategies that enable our head office to coordinate the functions of our hubs, which in turn, will enhance cross-selling initiatives between each of our hub brokerages, international collaboration between our Canadian and U.S. hub brokerages, marketing efficiencies, expense management, and financial control initiatives. In addition, to improve the operating efficiency and expense management of our business, we are in the process of centralizing those activities that do not directly affect our client relations functions, including, finance and accounting, human resources, information technology, and certain other administrative functions.

We evaluate our business based on our operating segments, which we define as our individual hub brokerages. We evaluate the performance of our hub brokerages based primarily on earnings before interest, taxes, depreciation, and amortization (“EBITDA”). For segment reporting purposes we have identified two reportable segments: the Canadian segment and the U.S. segment. The Canadian segment represents an aggregation of our Canadian based hubs and our U.S. segment represents an aggregation of our U.S. based hubs. See Note 16, “Segment Reporting” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for the financial results of our reporting segments for each of the last three years.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	5

Seasonality

Excluding the impact of acquisitions, the results of operations of our U.S. and Canadian based hubs fluctuate on a quarterly basis, primarily as a result of revenue recognized in connection with contingent commission arrangements. We recognize contingent commission and volume override revenue during the period that the amounts are reasonably estimable, which generally occurs during the first and second quarters upon receipt of payment. As a result of these factors, total revenue, excluding the impact of acquisitions, is typically highest in the first and second quarters and lowest in the third and fourth quarters. Our operating costs do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

Products and Services

Through our hub brokerages we offer commercial insurance products and services to our business clients, personal insurance products and services to our individual clients, and other specialized products and services to business, affinity group, and association clients.

We primarily offer three categories of commercial products and services as follows, including a selection of products and services in each category:

Commercial Products and Services
Property and casualty	Employee benefits	Risk management services
• Business property	• Group life and health	• Claims management
• Auto and trucking fleets	• Employment issues	• Risk finance structuring
• Technology	• Human resources	• Exposure evaluation
• Intellectual property	• Retirement plans	• Coverage analysis
• Natural disaster	• Contract review	• Contract review
• Workers’ compensation
• Liability
• Surety bonds
• Business income
• Accounts receivable
• Environmental risks

We primarily offer two categories of personal insurance products and services as follows, including a selection of products and services in each category:

Personal Insurance Products and Services
Property and casualty	Life, Health, and Financial
• Home	• Disability
• Personal property	• Life
• Auto and recreational vehicles	• Investments
• Travel accident and trip cancellation	• Financial planning

6	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

In addition, we offer specialty products and services to our business, affinity group, and association clients. Examples include:

Specialized Products and Services
• Veterinarians’ associations insurance
• Lawyers' associations insurance
• Medical associations insurance
• Environmental insurance
• Professional liability insurance
• Directors' and officers' liability insurance
• Reinsurance
• Premium financing

For the years ended December 31, 2006 and 2005, the percentage of commission income earned by Hub consolidated and each of our reportable segments by product and service line was as follows:

	As a Percentage of Total Commission Income for the year ended December 31,
	2006	2005	2004
Hub consolidated
Commercial	49%	50%	50%
Personal	22%	19%	19%
Wholesale	13%	15%	16%
Employee Benefits	13%	12%	12%
Other	3%	4%	3%

U.S.
Commercial	52%	54%	55%
Personal	17%	12%	10%
Wholesale	13%	17%	18%
Employee Benefits	14%	13%	12%
Other	4%	4%	5%

Canada
Commercial	41%	40%	39%
Personal	36%	36%	37%
Wholesale	12%	13%	13%
Employee Benefits	11%	11%	10%
Other	—%	—%	1%

Distribution Channels

We utilize retail, wholesale, and call-center distribution channels and have the ability to employ these distribution channels for specific market segments. Our hub brokerages use one or a combination of the following distribution channels:

•

Retail sales and service centers: provide a broad range of property and casualty insurance, life and health insurance, risk management, and financial services from traditional office locations leased by our hub brokerages in local communities;

•

Retail call-centers: provide sales and services by telephone to individuals or members of employee groups, associations, affinity groups, and specific communities. We operate call-centers in Chicago and Chilliwack, British Columbia;

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	7

•

Wholesale life and financial services centers: also known as managing general agents, provide life, financial, and investment products and expertise to independent agents on a wholesale basis from our locations in Vancouver, Calgary, Montreal, and Toronto, and

•

Wholesale property and casualty insurance centers: provide products, international risk solutions, captive management programs, and specialty lines primarily to independent brokers and corporations in North America and internationally from our locations in New York, Toronto, Montreal, and Vancouver. Our wholesale property and casualty insurance centers also provide products and services to certain of our retail brokerages.

In addition, we are a member of the Worldwide Broker Network, a consortium of international insurance brokerages that we can access to service clients who reside in the U.S. or Canada that require insurance internationally.

BUSINESS AND GROWTH STRATEGY

Our overall business strategy is to achieve sustainable long-term growth through expansion of our revenue base and increased consistent returns on revenue and shareholder investment. Key initiatives included in our business and growth strategies are as follows:

Organic growth. Our long-term goal is to achieve and maintain the strongest and most consistent organic growth rates among our peers. We define organic growth as the net increase in revenue as a result of (1) new client accounts, (2) retention and expansion of existing client accounts, and (3) the impact of changes in premium rates. Organic growth excludes (1) the change in revenue attributable to business acquisitions during the preceding 12-month period, and (2) all revenue attributable to business dispositions. To increase our productivity in this area, our sales culture leverages a disciplined approach and emphasizes collaboration. The Chief Sales Officers at each of our hubs and at our head office work with individual sales staff to increase long-term revenue growth and retention. Full-time sales training support is provided to individual producers to increase their productivity over time. We employ active oversight by corporate sales leaders and management of sales pipelines for individual producers, along with compensation and recognition programs, to increase productivity of our sales staff.

Growth Through Acquisitions. Since our founding in 1998, we have acquired approximately 135 insurance brokerages, approximately 60 located in the U.S. and approximately 75 located in Canada. We intend to continue utilizing acquisitions to increase our revenue base in terms of geography and product depth. Since our founding, we have expanded our geographic footprint in both Canada and the U.S. by acquiring new hub brokerages and by expanding our existing hub brokerages through fold-in acquisitions. As of December 31, 2006, our presence was strongest in the western, midwestern, and northeastern U.S., and during 2006 we acquired a hub brokerage in the southeastern U.S. Our acquisition strategy is guided more by the culture, fit, and talented staff of acquisition targets than by geography alone. We continue to seek acquisitions, including hub brokerage acquisitions, which bring new expertise in specialty product lines. For example, during 2005 we acquired both a facultative reinsurance broker and a large personal lines brokerage and during 2006 we acquired a transportation insurance brokerage, adding product expertise rather than strictly geographic positioning.

Our senior management is responsible for identifying hub brokerage acquisition candidates that are strategically aligned with our overall growth strategy and our growth strategy in selected markets. In many instances, we have established relationships with the owners and management of potential acquisition candidates before we initiate acquisition discussions. On an ongoing basis, we engage in evaluations of and discussions with potential acquisition candidates, including evaluations and discussions relating to acquisitions that may be significant in size and scope.

We anticipate that we will complete selective acquisitions of hub brokerages in geographic regions where we currently have a limited presence, most notably the southeastern and southwestern U.S. Traditionally, we have targeted hub brokerages for acquisition that we believe have the potential to generate strong financial performance

8	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

once the brokerage has been integrated into our operating structure. Such hub brokerages generally demonstrate many of the following attributes:

•	an experienced and talented management team that is willing to make a long-term commitment to the execution of our business strategy;

•	the ability to identify, acquire, and integrate fold-in brokerages into its regional operations;

•	a specialization in products or services that are aligned with or complement the product and service offerings of our existing brokerages; and

•	a demonstrated history of organic growth and profitability that will enable the brokerage to operate at or achieve in the near term, our financial performance expectations.

Fold-in brokerage acquisitions enable each of our hubs to strengthen its market position by acquiring new or complementary products and services. In addition, in most circumstances, fold-in brokerage acquisitions enable our hub brokerages the opportunity to improve profit margins through the reduction or elimination of redundant administrative functions, facilities, and systems.

We believe that the retention of existing management of the hub brokerages we acquire is an important component in the successful integration of the acquired brokerage into our operations and the subsequent operating performance of the brokerage. In the past we have utilized share-based compensation as an inducement to retain existing management of a hub brokerage acquisition and we may continue this practice in the future on a select basis. Generally, any shares or restricted share units issued to acquisition owners or management are subject to transfer restrictions for at least a three-year period, which is designed to encourage management’s long-term commitment to us.

We perform extensive due diligence on all acquisition candidates to determine their expected future operating performance and to assess their history of operating performance and regulatory compliance.

We have historically financed, and expect to continue to finance, acquisitions primarily through funding from a combination of cash generated from operations, equity issuances, and borrowings from our credit facilities or other debt financings options.

Growth through Corporate Development. We believe that making an investment in our people can drive sustained long-term growth. At Hub we focus on leadership development, expanded collaboration across our offices, increased efficiency, opportunity for cross-office transfer or promotion, rapid implementation of new operating procedures, and increasing the value of human capital. During 2006, we launched a new program, Quadrant4, which identifies and grooms future leaders within our organization. In addition, compensation packages for a number of senior managers, both in the field and at our head office, have been refined to increase alignment of compensation with shareholder interests and drive specific performance goals.

INDUSTRY AND COMPETITION

Industry and Competition Overview

We compete for clients in both the U.S. and in Canada on the basis of reputation, client service, program and product offerings and the ability to tailor our products and risk management services to the specific needs of a client. The insurance brokerage industry is lead by three global companies: Marsh & McLennan Companies, Inc.; Aon Corporation; and Willis Group Holdings Limited. The industry is highly fragmented beyond these three brokerages. We operate in the “middle market” insurance brokerage industry, which includes competitors such as Author J. Gallagher & Co., Brown & Brown Inc., Hilb Rogal & Hobs, Co., and USI Holdings Corp. See our discussion under the caption “Performance Graph” in Part II, Item 5 of this Annual Report on Form 10-K for a graph illustrating our historical share performance as compared to the historical share performance of our peer group.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	9

In certain of the markets that we serve, because no single insurance brokerage has established a significant presence, our offices compete directly with locally owned insurance brokerages and privately owned regional insurance brokerages, some of which may represent operations that are significantly larger than our local offices.

We believe that we are in a favorable competitive position because of our local market presence, broad array of products and services, diversity of distribution channels, industry focus and expertise, and management experience.

Like some of our competitors, we focus a substantial portion of our sales efforts on middle-market commercial accounts. We believe that the most likely source of competition for us in the U.S. will be other brokerages that pursue an acquisition or consolidation strategy similar to ours, as well as other large regional brokerages. We believe that our primary competitors in Canada are local retail brokerages and other large regional brokerages.

The insurance brokerage industry is highly competitive as it relates to acquisitions. We face several sources of competition including other insurance brokerages, insurance carriers, banks, private equity funds, and other financial services companies. Consolidation among insurance brokerages has been prominent for several years. This consolidation has been lead by publicly traded corporations that consolidate small to medium size independent insurance brokerages with a view to strengthening competitive position and increasing market share. In addition to direct competition from insurance carriers, other sources of competition exist, such as banking institutions that continue efforts to diversify financial services offerings to include insurance brokerage services, which is often accomplished through the acquisition of established insurance brokerages.

Industry Regulation

The manner in which we conduct our business is subject to legal requirements and governmental regulatory supervision in both the U.S. and Canada and in each state and province in which we operate. These requirements are generally designed to protect our clients by establishing minimum standards of conduct and practice, particularly regarding the provision of advice and product information as well as financial criteria.

Licensing Requirements. In each state, province, and territory in which we do business, the relevant insurance brokerage is required to be licensed or to have received regulatory approval to conduct business. In addition to brokerage licensing requirements, most jurisdictions in which we operate require individuals who engage in brokerage and certain insurance service activities to be licensed personally. In certain jurisdictions, newly implemented laws or regulations require enhanced disclosure to clients of contingent compensation arrangements and other relationships that we may have with insurance carriers.

Our operations depend on the validity of and continued good standing under the licenses and approvals pursuant to which we operate. Licensing laws and regulations vary from jurisdiction to jurisdiction and are subject to amendment or interpretation by regulatory authorities. Such authorities generally have the discretion to grant, renew or revoke licenses and approvals.

Client Information Privacy. The management and dissemination of information is critical to our business. We gather information from our clients to assess and address their insurance needs. We share information both internally, among our employees, and, where appropriate and permitted, between our brokerages. In addition, we share client information externally with insurance carriers and other third parties, as necessary and permitted. We believe that we have taken appropriate steps to safeguard our clients’ information. In both the U.S., under the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act of 1996, and in Canada, under the Personal Information Protection and Electronic Documents Act and under various provincial laws, comprehensive privacy laws have been introduced to protect the privacy of individuals from the undisclosed or non-consensual sharing of sensitive information for commercial purposes. As the gathering and use of information is such an integral component of our business, we must always be alert for and respond to changes in the information regulatory environment.

10	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Competitive Advantages

Although we compete with several large, publicly traded brokerage firms, most of the insurance brokerage industry is made up of smaller, private, independent brokers that operate on a local or regional basis. We believe we have a number of competitive advantages that enable us to achieve our objectives in this highly fragmented industry.

Decentralized hub approach. Our decentralized hub approach allows us to react to regional market conditions while still centrally managing the growth and profitability of our business. Our geographic diversity allows us to balance our revenue stream across markets and better insulates us from adverse regional developments. Our hub structure provides us with a flexible platform, capable of reacting quickly to smaller brokerage acquisition opportunities, and to rapidly assimilate fold-ins once acquired.

Broad array of products and services offered through multiple distribution channels. We offer a broad array of products and services that allows us to maintain and maximize existing client relationships and attract new clients. As previously discussed, we offer these insurance products and services through four primary distribution channels: retail, wholesale property and casualty, wholesale life and financial, and retail call-centers. Our products, services, and distribution channel diversity provides us with the flexibility to determine not only the most appropriate products and services to offer our clients, but also the distribution channels to employ for particular market segments.

Benefits of scale. The scale of our operations makes us attractive to smaller brokerages as a potential acquirer, because, in most cases, we can offer increased access to insurance products, stronger operating systems, expanded recognition in the marketplace, and other benefits to acquisition targets. In addition, the scale of our operations, our geographic reach, and our operational diversity provide insurance agencies with greater incentives to collaborate with us. Enhanced insurance carrier relationships often result in mutual cost savings, collaborative marketing arrangements and product design, exclusive distribution rights for certain territories and products, and, in certain cases, expanded authority to price and approve insurance policies on behalf of insurance carriers. We disclose to our clients the nature of compensation received from insurance carriers through written materials provided to our clients and on our websites.

Committed and experienced management. Most of the senior managers of our brokerages have over 20 years of experience and extensive contacts in the insurance brokerage sector, and participate in prominent industry associations, brokerage networks, and insurance company brokerage councils. Most of management also has significant shareholdings in our company. A significant number of the shares held by management are subject to transfer restrictions. In addition, designated key employees in each brokerage are rewarded for their contribution to our success through a bonus program that incorporates both individual brokerage and overall company performance. Members of our EMT are also awarded bonus compensation conditional on overall company performance. We believe that these strategies encourage loyalty and align the interests of management with our corporate goals and the interests of our shareholders.

OTHER INFORMATION

Our website address is www.hubinternational.com. We make available within the “Investor Relations” portion of our website under the caption “Regulatory Filings,” free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers, including any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Materials we file with, or furnish to, the SEC may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	11

ITEM 1A. RISK FACTORS

Risks Related to Our Business

Regulatory investigations and class action lawsuits related to the structure of compensation paid by insurance carriers to insurance brokerages may result in prohibitions of volume overrides and contingent commissions, affiliate relationships or significant fines or judgments that could have a material adverse effect on our financial condition, results of operation, and liquidity.

The insurance industry in general, and certain of our hubs, have been the subject of scrutiny by various regulatory bodies, including state attorneys general and the departments of insurance for various states, with respect to certain contingent commission arrangements between insurance carriers and brokerages.

As previously reported, our subsidiary HUB Northeast, formerly known as Kaye Insurance Associates, Inc., received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. From August 2004 to December 31, 2006, various other subsidiaries of Hub received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire, and Quebec. To date, management is unaware of any incidents of falsifying or inflating insurance quotes or other illegal practices. State attorneys general and insurance departments continue their investigations of various industry practices. In February 2007 we received a request from the office of the Massachusetts Attorney General requiring us to provide certain information, primarily relating to carrier relationships of HUB New England. We are in the process of complying with this request. We continue to review our practices in light of these investigations and resulting charges brought against other brokerages.

We have fully cooperated with the attorneys generals and departments of insurance inquiries. While it is not possible to predict the outcome of these investigations, if contingent compensation agreements were to be restricted or no longer permitted, our financial condition, results of operation, and liquidity may be materially adversely affected.

We were first named as a defendant in a federal class action lawsuit in October, 2004. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” A number of substantially similar federal class actions were filed against us and many other defendants. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred these and other class actions in which we were not named to the District of New Jersey. In August 2005 and February 2006, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey and styled In re Insurance Brokerage Antitrust Litigation. Certain of our subsidiaries have been named as additional defendants. The case has now been divided into two cases, one for employee benefits and the other for commercial insurance. A small number of allegations specifically pertaining to Hub have been added, but remain vague. The judge in these actions has permitted discovery to take place, which is continuing. We dispute the allegations made in these lawsuits and are vigorously defending these cases.

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

The cost of defending against the lawsuits and diversion of management’s attention may be significant and could have a material adverse effect on our results of operations. In addition, an adverse finding in a regulatory investigation or a class action or similar lawsuit could result in a significant judgment or imposition of liability against us that could have a material adverse effect on our financial condition, results of operation, and liquidity. As of December 31, 2006, we have not recorded a liability related to these matters, other than accrued defense costs. No estimate of the possible loss or range of loss can be made.

12	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

In the normal course of business, we are involved in various claims and legal proceedings relating to insurance placed by us and other contractual matters. Our management does not believe that any such pending or threatened proceedings will have a material adverse effect on our consolidated financial position or future results of operations.

Additionally, regulatory investigations regarding the insurance brokerage industry could lead to prohibition of certain relationships, such as our ownership of wholesale brokerages or the placement of business with Old Lyme Insurance Company, Ltd. (“OLIC”), which is indirectly owned primarily by certain of our officers and employees. See Note 15 “Related Party Transactions,” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our relationship with OLIC. Any such prohibition could have a material adverse effect on our financial condition, results of operations, and liquidity.

Insurance carriers’ contingent commissions and volume overrides are less predictable than normal commissions, which impairs our ability to forecast the amount of such revenue that we will receive and may negatively impact our operating results.

We derive a portion of our revenue from contingent commissions and volume overrides. The aggregate of these sources of revenue accounted for approximately 8% of our total revenue during the year ended December 31, 2006. Contingent commissions may be paid by an insurance carrier based on the profit it makes on the overall volume of business that we place with it. Volume overrides and contingent commissions are typically calculated in the first or second quarter of the following year by the insurance carriers and are paid once calculated. As a result of recent developments in the property and casualty insurance industry, including changes in underwriting criteria due, in part, to the higher numbers and dollar value of claims as compared to the premiums collected by insurance carriers and a series of natural disasters, we cannot predict the payment of this performance-based revenue as accurately as we have been able to in the past. Further, we have no control over the process by which insurance carriers estimate loss reserves, which affects our ability to forecast contingent commissions. Because contingent commissions affect our revenue, any decrease in the amount paid to us could adversely affect our results of operations.

Our results may be adversely affected if we are unable to successfully implement alternative business compensation models.

During the latter part of 2006, two insurance carriers with which we have contingent commission arrangements announced the prospective elimination of those arrangements for certain lines of coverage. We are in the process, in collaboration with these insurance carriers, of establishing alternative business compensation models that are designed to replace current contingent commission arrangements. There is no assurance that we will be able to develop effective alternative business compensation models, nor can we be assured that any new business compensation model that is developed will generate revenue equivalent to that previously generated from contingent commission arrangements.

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

Our activities in the U.S. and Canada are subject to regulation and supervision by federal, state, provincial, and territorial authorities. Although the scope of regulation and form of supervision by these authorities may vary from jurisdiction to jurisdiction, insurance laws in the U.S. and Canada are often complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. This supervision generally includes the licensing of insurance brokers and individual insurance agents and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our ability to conduct our business in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	13

Our clients have the right to file complaints with regulators about our services, and these regulators may investigate and require us to address such complaints. Our failure to satisfy regulators that we are in compliance with regulatory requirements or the legal requirements governing our activities can result in disciplinary action, fines, damage to our reputation, and financial harm.

In addition, changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational improvements or modifications at various locations, which could result in higher costs or hinder our ability to operate our business. See our discussion under the caption “Business — Industry and Competition — Industry Regulation” included in Part I, Item 1 of this Annual Report on Form 10-K.

We may be unsuccessful in identifying and acquiring suitable acquisition candidates, which could impede our growth and ability to remain competitive in our industry.

Our strategic plan includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. Since our founding in 1998, approximately 78% of our revenue growth has been attributable to acquisitions. However, we may not successfully identify suitable acquisition candidates. Prospective acquisition candidates may not become available or we may not be able to complete an acquisition once negotiations have commenced. We sometimes compete for acquisition and expansion opportunities with entities that have substantially greater resources than we do and these entities may be able to outbid us for these acquisition targets. If we fail to execute our acquisition strategy, our revenue growth and ability to remain competitive in our industry are likely to suffer.

Our continued growth is partly based on our ability to successfully integrate acquired insurance brokerages and our failure to do so may have an adverse effect on our revenue and expenses.

We may be unable to successfully integrate insurance brokerages that we may acquire in the future. The integration of an acquisition involves a number of factors that may affect our operations. These factors include:

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

Since our founding in 1998 through the merger of 11 insurance brokerages, we have acquired approximately 135 insurance brokerages. Although we conduct due diligence with respect to the business and operations of each of the brokerages we acquire, we may not have identified all material facts concerning these brokerages. Unanticipated events or liabilities relating to these brokerages could have a material adverse effect on our financial condition. Furthermore, once we have integrated an acquired brokerage, it may not achieve levels of revenue, profitability, or productivity comparable to our existing locations, or otherwise perform as expected. Our failure to integrate one or more acquired brokerages resulting in the failure of such brokerages to achieve our performance goals, may have a material adverse effect on our results of operations and financial condition.

14	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

If we fail to obtain additional financing for acquisitions, we may be unable to expand our business.

Our acquisition strategy may require us to seek additional financing. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we may not be able to maintain or increase our market share or expand our business through acquisitions. Our ability to obtain additional financing will depend upon a number of factors, many of which are beyond our control. We may not be able to obtain additional satisfactory financing because of our current outstanding debt balances or because we may not have sufficient cash flow to service or repay our existing or additional debt. As of December 31, 2006, we had outstanding total long-term debt of $144.6 million and certain of our debt agreements contain covenants that, among other things, require us to maintain certain financial ratios and restrict our ability to incur additional debt.

We cannot accurately forecast our commission revenue because our commissions depend on premium rates charged by insurance carriers, which historically have varied and are difficult to predict. Any declines in premiums may adversely impact our profitability.

During the year ended December 31, 2006, we derived approximately 89% of our total revenue from commissions paid by insurance carriers on the sale of insurance products to our clients. Our revenue from commissions fluctuates with premiums charged by insurance carriers, as commissions typically are determined as a percentage of premiums. When premiums decline, we experience downward pressure on our revenue and earnings. Historically, property and casualty premiums have varied widely based on market conditions.

During the two years after the events of September 11, 2001, premium rates remained strong for most types of coverage in many markets throughout the U.S. and Canada. During the latter part of 2003 and during 2004, premium rates in both Canada and the U.S., for many types of insurance coverage, declined. During 2005, premium rates in both the U.S. and Canadian markets continued to decline an average of three to five percent. During 2006, premium rates in both the U.S. and Canadian markets continued to decline.

Since the catastrophic hurricanes in the gulf coast region during 2006, premium rates have generally increased in the gulf coast and southeastern U.S. markets, where we currently have a comparatively small presence. However, our reinsurance operations did benefit from such increases in premium rates in the affected areas and other catastrophe exposed areas in those markets that we serve. Conversely, we continue to see soft markets or, in certain instances, significant rate reductions in non-catastrophe exposed regions of the U.S. and Canada, such as the midwestern U.S. and Ontario, where we have a relatively more significant concentration of our business as compared to our peers.

Because we cannot determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenue, including whether it will significantly decline. If premiums decline or commission rates are reduced, our revenue, earnings and cash flow could decline. In addition, our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments, and other expenditures may have to be adjusted to account for unexpected changes in revenue.

Proposed tort reform legislation in the U.S., if enacted, could decrease demand for liability insurance, thereby reducing our commission revenue.

Legislation concerning tort reform is currently being considered by the U.S. Congress and by the legislative branches of several states. Among the provisions being considered for inclusion in such legislation are limitations on damage awards, including punitive damages, and various restrictions applicable to class action lawsuits, including lawsuits asserting professional liability of the kind for which insurance is offered under certain policies we sell to our clients. Enactment of these or similar provisions by Congress, various states’ legislatures or countries in which we operate, could result in a reduction in the demand for liability insurance policies or a decrease in policy limits of such policies sold, thereby reducing our commission revenue.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	15

A substantial portion of our total assets are represented by goodwill and other intangible assets as a result of our acquisitions and under accounting standards, we may be required to write down the value of our goodwill and other intangible assets.

When we acquire a brokerage, a significant portion of the purchase price paid for the acquisition is allocated to goodwill and other definite-lived intangible assets. The amount of purchase price allocated to goodwill is determined as the excess of the purchase price over the fair market value of identifiable net assets acquired.

Under accounting principles generally accepted in Canada and the U.S., we are required to conduct an annual impairment testing of goodwill. Deterioration in our operating results, including the loss of a significant client or clients at one of our hub brokerages, could result in an impairment of goodwill associated with such hub brokerage, which would result in us having to record an impairment charge to write-down the fair value of goodwill. In addition, under accounting principles generally accepted in Canada and the U.S., we are required, on an ongoing basis, to evaluate our definite-lived intangible assets for any indicators of impairment. If we were to identify an indicator of impairment we may have to record an impairment charge to write-down the fair value of the definite-lived intangible asset. See Note 2 “Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of our accounting policy for goodwill and other intangible assets.

Such impairment charges could adversely affect our earnings.

The loss of members of our senior management or a significant number of our brokers could negatively affect our financial plans, growth, marketing and other objectives.

The loss of or failure to attract key personnel could significantly impede our financial plans, growth, marketing, and other objectives. Our success depends, to a substantial extent, not only on the ability and experience of our senior management but also on the individual brokers and teams that service our clients and maintain client relationships. In the past, we have experienced short-term disruptions to certain brokerage operations due to the early retirement of senior members of management at those brokerages. Our operations are not generally dependent on any one individual; however, the loss of Martin Hughes, our Chairman and Chief Executive Officer, could negatively impact our acquisition strategy in the U.S. due to his significant relationships and expertise in the insurance industry.

The insurance brokerage industry has in the past experienced intense competition for the services of leading individual brokers and brokerage teams. We believe that our future success will depend in large part on our ability to attract and retain additional highly skilled and qualified personnel and to expand, train and manage our employee base. We may not be successful in doing so because the competition for qualified personnel in our industry is intense. If we fail to recruit and retain top brokers, our organic growth may be adversely affected.

Competition in our industry is intense, and if we are unable to compete effectively, we may lose market share and our business may be materially adversely affected.

The insurance brokerage industry is highly competitive and we actively compete with other insurance brokerages for clients, many of which have existing relationships with insurance carriers or have a significant presence in niche insurance markets that may give them an advantage over us. Because relationships between insurance brokerages and insurance carriers or clients are often local or regional in nature, this potential competitive disadvantage is particularly pronounced. See our discussion under the caption “Business — Industry and Competition — Industry and Competition Overview” included in Part I, Item 1 of this Annual Report on Form 10-K for detail on the level of competition in our industry.

We face competition in all markets in which we operate, primarily based on the following factors: product breadth, innovation, quality of service, and price. We compete with a number of insurance brokerages who may have greater resources than we do, as well as with numerous internet-based, specialist and regional insurance brokerages

16	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

in the U.S. and Canada. If we are unable to compete effectively against our competitors, we will suffer a loss of market share, decreased revenue and reduced operating margins.

In addition, regulatory changes in the financial services industry in the U.S. and Canada have permitted banks, securities firms, and insurance carriers to affiliate, causing increased consolidation in the insurance industry. Some insurance carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to agents and brokers on policies they sell directly. Increasing competition from insurance carriers and from within the financial services industry generally could have a negative effect on our operations.

We do business with certain subsidiaries of our largest shareholder and if a conflict of interest were to arise it may not be resolved in our favor and could adversely affect our revenue.

As of December 31, 2006, Fairfax Financial Holdings Limited (“Fairfax”) owned or controlled 26% of our common shares. We do business with certain subsidiaries of Fairfax which represented approximately 5% of our total revenue during the year ended December 31, 2006. If a conflict of interest arose between us and Fairfax or one of its subsidiaries, we cannot be assured that this conflict would be resolved in a manner that would favor us. In addition, if Fairfax were to sell our common shares that it owns, it may no longer be as interested in continuing to do business with us, which could have a material adverse effect on our revenue and expenses, and such a sale by Fairfax could also negatively impact our share price.

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

The security of the databases that contain our clients’ personal information may be breached which could subject us to litigation or adverse publicity.

We depend on computer systems to store information about our clients, some of which is private. Database privacy, identity theft, and related computer and internet issues are matters of growing public concern. We have installed privacy protection systems and devices on our network in an attempt to prevent unauthorized access to information in our database. However, our technology may fail to adequately secure the private information we maintain in our databases and protect it from theft or inadvertent leakage. In such circumstances, we may be held liable to our clients, which could result in litigation or adverse publicity that could have a material adverse effect on our business.

Our corporate structure and strategy of operating through decentralized insurance brokerages may make it more difficult for us to become aware of and respond to adverse operating or financial developments at our insurance brokerages.

We depend on timely and accurate reporting of business conditions and financial results from our hub brokerages to implement and monitor our business plan and determine and report our operating results. We receive end of month reports from each of our hub brokerages regarding their financial condition and operating results. If an adverse business or financial development occurs at one or more of our hub brokerages near the beginning of a month, we may not become aware of the occurrence for several weeks which could make it more difficult for us to effectively respond to that development. In addition, if one of our hubs were to report inaccurate financial

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	17

information, we might not learn of these inaccuracies for several weeks, if at all, which could adversely affect our ability to determine and report our financial results. For example, on occasion, inconsistent accounting treatment at a hub brokerage has not been detected until preparation of our quarterly financial statements. We have implemented enterprise reporting software that enables us to extract financial and operating data from our hubs electronically; however, in the event of a technical or other failure we may be unable to use this software effectively to compile our financial data or to prevent inconsistent reporting of financial information.

Our profitability and liquidity may be materially adversely affected by errors and omissions.

We have extensive operations and are subject to claims and litigation in the ordinary course of business resulting from alleged errors and omissions related to our placement of insurance coverage on behalf of our clients. Errors and omissions claims can involve significant defense costs and may result in large damage awards against us. Errors and omissions could include, for example, our employees or sub-agents failing, whether negligently or intentionally, to place coverage or to notify insurance carriers of claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients on a fiduciary basis. It is not always possible to prevent and detect errors and omissions and the precautions we take may not be effective in all cases.

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

The price of our common shares may fluctuate substantially due to a variety of factors, including the following: (1) fluctuations in the price of the shares of the small number of public companies in the insurance brokerage business, (2) announcements of acquisitions as part of our growth strategy, (3) additions or departures of key personnel, (4) write-downs of assets or operations, including write-downs for intangible assets and goodwill impairment, (5) announcements of legal proceedings or regulatory matters, and (6) the general volatility in the stock market. The market price of our common shares could also fluctuate substantially if we fail to meet or exceed securities analysts’ expectations of our financial results or if there is a change in financial estimates or securities analysts’ recommendations. Any downward pressure on the price of our shares could be exacerbated by a lack of demand for our shares at the time. From the beginning of 2005 to February 16, 2007, the price of our common shares on the Toronto Stock Exchange has ranged from a low of C$21.38 to a high of C$39.48 and on the New York Stock Exchange has ranged from a low of $16.80 to a high of $33.75.

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

Significant price fluctuations have occurred with respect to the securities of insurance and insurance-related companies. Our common share price is likely to be volatile in the future. In the past, following periods of downward volatility in the market price of a company’s securities, class action litigation has often been pursued

18	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

against the respective company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Our largest shareholder may substantially influence certain actions requiring shareholder approval.

As of December 31, 2006, Fairfax owned or controlled 26% of our common shares. Under our by-laws and articles of incorporation, Fairfax has the ability to substantially influence certain actions requiring shareholder approval, including:

•	electing members to our Board of Directors;

•	adopting amendments to our articles and by-laws; and

•	approving a merger or consolidation, liquidation or sale of all or substantially all of our assets.

Fairfax may have different interests than other shareholders and therefore may make decisions that are adverse to other shareholders’ interests.

We are incorporated in Canada, and, as a result, it may not be possible for shareholders to enforce civil liability provisions of the securities laws of the U.S.

We are organized under the federal laws of Canada and some of our assets are located outside the U.S. There is doubt as to whether the courts of Canada would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liability provisions of the securities laws of the U.S. or any state or hear actions brought in Canada against us or those persons based on those laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Chicago, Illinois at premises that we sublet from our HUB Midwest brokerage. Our corporate headquarters contain corporate finance, administration, sales, legal, and human resource functions. Our brokerages are located throughout the U.S. and Canada. See Part I, Item 1 of this Annual Report on Form 10-K for a detailed listing of each of our hub brokerage home office locations.

We lease our head office location and substantially all of our brokerage locations. None of our lease arrangements is individually significant. As of January 31, 2007, our lease agreements have remaining terms ranging from 1 to 12 years. The lease on our head office location expires on March 31, 2018. See Note 9 “Commitments and Contingencies — ’Leases’” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of our lease arrangements and commitments.

We actively monitor our real estate needs in light of our current operations. We believe that our existing facilities are well maintained and in good condition and that we can acquire any necessary additional facility capacity on reasonably acceptable terms within a reasonably short timeframe.

ITEM 3. LEGAL PROCEEDINGS

Note 9 “Commitments and Contingencies — “Federal and State Class Action Litigation” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	19

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are listed under the symbol “HBG” in the United States (“U.S.”) on the New York Stock Exchange (“NYSE”) and in Canada on the Toronto Stock Exchange (“TSX”). The following table sets forth the range of high and low sales prices per share for our common shares as reported on the NYSE and TSX for the periods indicated.

	NYSE		TSX
	High	Low	High		Low
2006
First quarter	$28.90	$25.19	C$	33.10	C$	29.16
Second quarter	$28.60	$24.91	C$	33.00	C$	28.00
Third quarter	$30.28	$24.08	C$	33.95	C$	27.43
Fourth quarter	$32.30	$28.90	C$	37.50	C$	32.60

2005
First quarter	$20.08	$17.60	C$	24.95	C$	21.45
Second quarter	$19.56	$16.80	C$	24.25	C$	21.38
Third quarter	$23.17	$19.28	C$	27.36	C$	23.51
Fourth quarter	$25.95	$22.37	C$	30.51	C$	26.39

The closing price of our common shares as reported on the NYSE on February 16, 2007, was $33.35. The closing price of our common shares as reported on the TSX on February 16, 2007, was C$38.75 per share. As of February 16, 2007, there were 39,842,229 of our common shares issued and outstanding. As of the close of business February 16, 2007, we had approximately 339 holders of record of our common shares.

Common Equity Issuances

On October 1, 2006, we issued 237,016 of our common shares to former shareholders of R.D.K. Management, Inc. (doing business as Kaufman & Kaufman Insurance, “Kaufman”), which we acquired on that date.

All of the shares issued in connection with our acquisition of Kaufman were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Dividends

The declaration and payment of quarterly dividends on our common shares are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay quarterly dividends depends on a number of factors, including, but not limited to, our quarterly results of operations, financial position, capital requirements, general business conditions, contractual restrictions, and other factors that our Board of Directors may consider relevant.

20	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

The following table details cash dividend payments per share we made on our common shares for the periods presented:

	Payable Date	Dividend Paid Per Common Share
2006
First Quarter	3/31/2006	$0.07
Second Quarter	6/30/2006	$0.07
Third Quarter	9/30/2006	$0.07
Fourth Quarter	12/31/2006	$0.07

2005
First Quarter	3/31/2005	$0.06
Second Quarter	6/30/2005	$0.06
Third Quarter	9/30/2005	$0.06
Fourth Quarter	12/31/2005	$0.06

Common Equity Repurchases

During the year ended December 31, 2006, we did not repurchase any of our common shares.

Performance Graph

The following graph illustrates our cumulative total return, assuming reinvestment of dividends, by comparing a $100 investment in our common shares as of June 18, 2002, the date when our shares were first traded on the NYSE, through December 31, 2006, to the cumulative total return of the Standard & Poor’s 500 Index and the shareholder return of a current peer group of insurance brokers selected by us and listed below.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	21

Comparison of 5 Year Cumulative Total Return*

Among Hub International, Ltd., The S & P 500 Index,

A New Peer Group And An Old Peer Group

* $100 invested on June 18, 2002, in stock or on May 31, 2002, in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Cumulative Total Return*	6/02	12/02	12/03	12/04	12/05	12/06
Hub International Ltd.	100.00	85.53	113.16	125.68	178.15	218.90
S & P 500	100.00	83.31	107.21	118.88	124.72	144.42
New Peer Group	100.00	91.65	93.58	106.31	126.39	124.39
Old Peer Group	100.00	89.08	98.46	86.95	97.75	98.27

The self-selected peer group consists of:

Company	Symbol
Arthur J. Gallagher & Co.	AJG
Brown & Brown Inc.	BRO
Hilb, Rogal, & Hobbs	HRH
USI Holdings Corporation	USIH

In the Comparison of 42 Month Cumulative Total Return among Hub, the S&P 500 Index and a Peer Group performance graph contained in our Proxy Statement for the 2006 Annual Meeting of Shareholders, our peer group also included AON Corporation, Marsh & McClennan Companies Inc. and Willis Group Holdings Limited. We believe that the new peer group illustrated in the performance graph above is a more accurate reflection of our competitors. See our discussion captioned “Business — Industry and Competition” in Part 1, Item 1 of this Annual Report on Form 10-K.

22	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

The following graph illustrates our cumulative total return, assuming reinvestment of dividends, by comparing a C$100 investment in our common shares as of December 31, 2001, through December 31, 2006, to the cumulative total return of the S&P/TSX Composite Total Return Index.

Comparison of 5 Year Cumulative Total Return*

Between Hub International Ltd. And The S & P/TSX Composite Index

* $100 invested on December 31, 2001, in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Hub International Ltd.	100.00	133.69	146.81	148.72	205.42	253.21
S & P/TSX Composite	100.00	87.56	110.96	127.03	157.68	184.89

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	23

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Included in Part II, Item 7 of this Annual Report on Form 10-K. Our selected statement of earning data set forth below for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2006, 2005, 2004, 2003 and 2002, are derived from our consolidated financial statements (dollars in thousands, except per share data).

	For the Year Ended December 31, (1)
	2006	2005	2004	2003	2002
Selected Statement of Earnings Data
Revenue:
Commission income	$483,245	$389,907	$323,150	$258,099	$200,976
Contingent commissions and volume overrides	44,722	40,454	21,705	18,530	11,464
Other	15,934	12,195	10,226	9,730	7,520

Total revenue	543,901	442,556	355,081	286,359	219,960

Expenses:
Compensation *	314,690	282,163	216,596	161,121	119,756
Selling, occupancy, and administration	101,057	82,843	71,948	56,606	44,932
Intangible asset amortization	20,272	8,363	5,458	3,208	1,671
Interest expense	12,250	10,656	7,406	5,191	7,317
Depreciation	9,692	8,714	7,242	6,244	5,492
Other (income) expense (2)	(644)	(6,888)	664	(1,362)	(2,865)

Total operating expenses	457,317	385,851	309,314	231,008	176,303

Net earnings from continuing operations before provision for income taxes	86,584	56,705	45,767	55,351	43,657
Provision for income taxes	35,653	30,958	19,984	18,842	14,256

Net earnings from continuing operations	50,931	25,747	25,783	36,509	29,401
Net earnings (loss) from discontinued operations, net of taxes (3)	—	(29)	461	—	—

Net earnings	$50,931	$25,718	$26,244	$36,509	$29,401

Net earnings per share — Diluted
Net earnings from continuing operations	$1.35	$0.76	$0.79	$1.14	$1.06
Net earnings from discontinued operations	—	—	0.01	—	—

Net earnings	$1.35	$0.76	$0.80	$1.14	$1.06

* Compensation expense is comprised of the following components:
Employee cash compensation	$295,951	$246,263	$195,706	$156,320	$118,667
Talbot earnout compensation (4)	12,176	28,716	14,388	—	—
Other non-cash share-based compensation	6,563	7,184	6,502	4,801	1,089

	$314,690	$282,163	$216,596	$161,121	$119,756

U.S. GAAP Reconciliation (5):
Net earnings — Canadian GAAP	$50,931	$25,718	$26,244	$36,509	$29,401
Adjustments to reconcile Canadian GAAP to U.S. GAAP:
Cumulative effect of change in accounting policy for put options	—	—	—	335	—
Adjustments for put option liability	—	—	—	(409)	(814)
Adjustments for held-for-sale investments	—	—	—	—	(2,236)

Net earnings — U.S. GAAP	$50,931	$25,718	$26,244	$36,435	$26,351

Diluted net earnings per share — U.S. GAAP	$1.35	$0.76	$0.80	$1.14	$0.96

24	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

	As of December 31, (1)
	2006	2005	2004	2003	2002
Selected Balance Sheet Data
Goodwill	$529,955	$421,158	$376,676	$305,862	$281,727
Other intangible assets, net	152,455	105,007	88,842	42,903	44,164
Total assets	1,253,225	1,001,353	857,535	699,288	596,876
Total long-term debt and capital leases (6)	144,634	175,273	186,797	113,799	107,038

U.S. GAAP Reconciliation (5):
Total shareholders' equity — Canadian GAAP	$659,216	$419,926	$381,783	$342,790	$284,274
Adjustments to reconcile Canadian GAAP to U.S. GAAP:
Adjustments for held-for-sale investments	(1,716)	(1,716)	(1,716)	(1,716)	(1,716)
Unrealized gain (loss) on held-for-sale investments, net of tax	(4)	4	157	90	(83)
Cumulative translation adjustment	—	—	—	—	496
Adjustments for put option liability	—	—	—	—	(1,702)
Executive share purchase plan loans	—	—	—	—	(1,912)

Total shareholders' equity — U.S. GAAP	$657,496	$418,214	$380,224	$341,164	$279,357

	For the Year Ended December 31, (1)
	2006	2005	2004	2003	2002
Selected Statement of Cash Flows Data
Net cash flows from operating activities	$86,609	$46,013	$57,969	$54,739	$19,064
Net cash flows used for investing activities	(149,212)	(63,906)	(93,300)	(20,146)	(8,348)
Net cash flows from (used for) financing activities	$91,682	$(11,725)	$48,073	$4,553	$2,947

	For the Year Ended December 31, (1)
	2006	2005	2004	2003	2002
Selected Other Data
Organic revenue growth percentage (7)
Commission income	4.9%	3.7%	4.9%	11.0%	13.0%
Total revenue	4.9%	5.9%	5.2%	12.0%	13.0%

Compensation ratio (8)	54%	56%	55%	55%	54%

Effective income tax rate (9)	41%	55%	44%	34%	33%

Cash dividends declared per share	$0.28	$0.24	$0.20	$0.20	$0.28

(1)	Our results for the five year period ended December 31, 2006, reflect the acquisition of insurance brokerages that occurred in each respective year; thus, the financial results of acquisitions are only included from the date of acquisition forward. Accordingly, the results in each period are not directly comparable. See Note 3 “Business Acquisitions and Dispositions” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of our business acquisition activity during the years ended December 31, 2006, 2005 and 2004.

(2)

Other (income) expense represents an aggregation of other operating income and expense categories in our consolidated statements of earnings. See our statements of earnings in our consolidated financial statements in

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	25

Part II, Item 8 of this Annual Report on Form 10-K for a breakdown of the items that comprise other (income) expense for the years ended December 31, 2006, 2005 and 2004.

(3)	See Note 18 “Discontinued Operations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of our discontinued operations.

(4)	See Note 9 “Commitments and Contingencies — Contingent Consideration in Connection with Business Acquisitions” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion regarding the Talbot earnout compensation arrangement.

(5)	Our historical consolidated financial statements and the related notes thereto are prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP. See Note 19 “Reconciliation to U.S. GAAP and Effect of New U.S. GAAP Accounting Pronouncements” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the principal differences between Canadian GAAP and U.S. GAAP as it relates to us.

(6)	Total long-term debt and capital leases includes the short-term and long-term portions of our outstanding debt arrangements as of December 31, including long-term debt, capital leases, bank debt, and subordinated convertible notes.

(7)	We define organic revenue growth as the net increase in revenue as the result of (1) new client accounts, (2) retention and expansion of existing client accounts, and (3) the impact of changes in insurance premium rates. Organic revenue growth excludes (1) the change in revenue attributable to business acquisitions during the preceding 12-month period, and (2) all revenue attributable to dispositions. Organic revenue growth is a non-GAAP measure and should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under Canadian or U.S. GAAP. We believe that organic revenue growth is a meaningful indicator of our financial and operational performance, the effectiveness of our sales initiatives, the long-term sustainability of our profits, and the demand for our products and services. We believe that providing organic revenue growth results is particularly meaningful to investors due principally to the role acquisitions have played in our revenue growth. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for a detailed calculation of organic revenue growth during the years ended December 31, 2006 and 2005.

(8)	Compensation ratio is defined as total employee cash compensation expense as a percentage of total revenue. The compensation ratio is a non-GAAP measure and should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under Canadian or U.S. GAAP. We believe that the compensation ratio is a meaningful indicator as employee cash-based compensation represents our most significant expense in our calculation of earnings before interest, taxes, depreciation, and amortization, which is the measure that we use to evaluate our segments’ operating performance.

(9)	Effective tax rate equals provision for income taxes divided by net earnings from continuing operations before provision for income taxes. Compensation expense recorded in connection with the Talbot earnout during the years ended December 31, 2006, 2005 and 2004, was not deductible for income tax purposes. Our effective tax rate for the years ended December 31, 2006, 2005 and 2004, excluding the effect of the Talbot earnout would have been 36%, 36%, and 33%, respectively.

26	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains, and from time to time management may make, “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will continue,” “will likely result,” and similar expressions to indicate forward-looking statements, however, these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements, including, but not limited to:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance carriers;

•	the possibility that the receipt of contingent compensation from insurance carriers could be prohibited;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance carriers, with corresponding fluctuations in our premium-based revenue;

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the actual costs of resolution of contingent liabilities;

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate; and

•	those discussed in Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K.

These uncertainties and other factors also include, but are not limited to, risks associated with our Arrangement Agreement (the “Arrangement Agreement”) to be acquired by Maple Tree Acquisition Corporation, a British Columbia corporation, an entity formed by funds advised by Apax Partners L.P. and Morgan Stanley Principal Investment, Inc. (collectively the “transaction”), including the occurrence of any event, change or other circumstances that could give rise to the termination of the Arrangement Agreement, the inability to complete the transaction due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the transaction, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the transaction, risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the transaction.

Except as expressly required by federal securities laws, we undertake no obligation to update or publicly announce the revision of any of the forward-looking statements contained herein to reflect new information, future events, developments, or changed circumstances or for any other reason.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	27

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and position, critical accounting estimates, and significant trends and developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto appearing in Part II, Item 8 of this Annual Report on Form 10-K.

As used in this MD&A, the terms “Hub,” “we,” “us,” and “our” refer to Hub International Limited and our wholly-owned subsidiaries, unless otherwise expressly stated.

As used in this MD&A, the terms “dollars” or “$” refer to United States (“U.S.”) dollars and the terms “Canadian dollars” and “C$” refer to Canadian dollars, unless otherwise expressly stated. We publish our consolidated financial statements and the accompanying notes thereto in U.S. dollars.

Except as otherwise indicated, our consolidated financial statements, the notes to our consolidated financial statements, and select financial data contained in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”), which differs in certain respects from accounting principles generally accepted in the U.S. (“U.S. GAAP”). See Note 19 “Reconciliation to U.S. GAAP and Effect of New U.S. GAAP Accounting Pronouncements” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of our Canadian GAAP consolidated financial statements to U.S. GAAP.

This MD&A is organized as follows:

28	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

OUR BUSINESS

Overview

Hub is a leading insurance broker in North America, providing a broad array of products and services to our clients, including, but not limited to, property and casualty, life and health, employee benefits, and risk management. We focus on both commercial and personal client accounts in the U.S. and Canada, which we serve through our approximately 3,820 employees in approximately 200 offices, using a variety of retail and wholesale distribution channels. Since our founding in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired approximately 135 insurance brokerages, establishing a strong presence in the northeastern, midwestern, and western U.S. and in the Canadian provinces of Ontario, Quebec, and British Columbia. We have increased our revenue from $38.7 million during 1998 to $543.9 million during 2006. Approximately 78% of our revenue increase during this period was attributable to acquired brokerages. Approximately 72% of our total revenue during 2006 was attributable to our U.S. based operations. Our common shares are listed under the symbol “HBG” on both the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).

We manage our operations by utilizing an organizational structure comprised of our corporate head office, larger regional or specialty insurance brokerages that we refer to as “hub brokerages” or “hubs” and smaller brokerages that are managed by our hub brokerages that we refer to as “fold-in brokerages” or “fold-ins.” As of December 31, 2006, we operated 18 hub brokerages, 13 located in the U.S. and five located in Canada. We have structured our hub brokerages so as to take advantage of a specific regional or specialty market. Each of our hubs has its own management team that is responsible for, in addition to the day-to-day operations of the hub brokerage, maintaining and developing organic growth and identifying and integrating fold-in brokerage acquisition candidates. Our hubs generally generate $10 million or greater in annual revenue, however, certain of our hubs that focus on a specific specialty product line or market may generate less than $10 million in annual revenue.

Our hub structure provides our hub brokerages with the flexibility to effectively meet changing market conditions in a timely manner, while benefiting from the economies of scale, leverage, and operating efficiencies provided by a large multi-national insurance brokerage network. We have decentralized our client service functions because we believe that client service related decisions are best made by those individuals that deal with our clients on a day-to-day basis. However, we recognize that our continued growth has created a scenario that demands increased coordination of our hub brokerages. To meet these challenges, we continue to develop strategies that enable our head office to coordinate the functions of our hubs, which in-turn, will enhance cross-selling initiatives between each of our hub brokerages, international collaboration between our Canadian and U.S. hub brokerages, marketing efficiencies, expense management, and financial control initiatives. In addition, to improve the operating efficiency and expense management of our business, we are in the process of centralizing those activities that do not directly affect our client relations functions, including, finance and accounting, human resources, information technology, and certain other administrative functions.

We evaluate our business based on our operating segments, which we define as our individual hub brokerages. We evaluate the performance of our hub brokerages based primarily on earnings before interest, taxes, depreciation, and amortization (“EBITDA”). For segment reporting purposes we have identified two reportable segments: the Canadian segment and the U.S. segment. The Canadian segment represents an aggregation of our Canadian based hubs and our U.S. segment represents an aggregation of our U.S. based hubs. See Note 16, “Segment Reporting” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further discussion of the financial results of our reporting segments for each of the years ended December 31, 2006, 2005 and 2004.

Excluding the impact of acquisitions, the results of operations of our U.S. and Canadian based hubs fluctuate on a quarterly basis, primarily as a result of revenue recognized in connection with contingent commission arrangements. We recognize contingent commission and volume override revenue during the period that the amounts are reasonably estimable, which generally occurs during the first and second quarters upon receipt of payment. As a result of these factors, total revenue, excluding the impact of acquisitions, is typically highest in the first and second

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	29

quarters and lowest in the third quarter and fourth quarters. Our operating costs do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

2006 Overview. 2006 represented a year of opportunities and challenges for us and the insurance brokerage industry in general. During 2006, we increased our total revenue by approximately 23%, including organic revenue growth of 4.9%, or 2.8% excluding the favorable changes in foreign currency exchange rates. A significant portion of our revenue increase was attributable to business acquisitions completed during 2006 and 2005. During 2006, we completed 21 brokerage acquisitions, of which five represented hub brokerages. We were able to generate positive organic growth rates during 2006 despite the continued overall insurance premium rate “softness” in most of the markets where our hub brokerages are concentrated, which we cannot control. We believe our organic growth is primarily attributable to our continued sales focus during 2006, which was designed to generate new client business as well as improve retention of existing client accounts. In addition, during the second quarter of 2006, we completed a public offering in the U.S. of 4.6 million common shares at a price of $26.25 per share. Net cash proceeds of $114.9 million from this offering were primarily utilized to repay outstanding long-term debt balances and fund certain brokerage acquisitions.

2007 Outlook. We expect to continue to focus on our growth initiatives in 2007, including both organic growth and growth through strategic acquisitions of hub and fold-in brokerages. Going into 2007 our acquisition pipeline is full. In addition, we will continue to focus on our sales initiatives during 2007 to drive increases in organic growth through attracting new clients and improving retention of existing clients. We believe that the most significant challenge to our 2007 organic growth initiatives is the expectation of continued “softness” in most of the insurance rate premium markets where our hub brokerages are concentrated. Our 2007 acquisition plan includes the expansion of our geographic footprint in the U.S., specifically into the southeastern, southwestern, and gulf coast regions. On February 14, 2007, we announced that we have agreed to acquire Hibernia Insurance Agency, L.L.C. (“Hibernia”) from Capital One Financial Corp. Hibernia is based in Louisiana and serves clients throughout the southeastern U.S. Hibernia will become our new hub brokerage, Hub Gulf South.

On February 26, 2007, we announced that we have entered into an agreement to be acquired by Maple Tree Acquisition Corporation, a British Columbia corporation, an entity formed by funds advised by Apax Partners L.P. and Morgan Stanley Principal Investments, Inc., through an Arrangement Agreement and related Plan of Arrangement. See Footnote 21 “Subsequent Events” to the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of the transaction.

Current Business and Industry Opportunities, Challenges, and Risks

In addition to the risk factors discussed in Part I, Item 1A of this Annual Report on Form 10-K, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

Organic Growth Initiatives. We define organic revenue growth as the net increase in revenue as the result of (1) new client accounts, (2) retention and expansion of existing client accounts, and (3) the impact of changes in insurance premium rates. Organic revenue growth excludes (1) the change in revenue attributable to business acquisitions during the preceding 12-month period, and (2) all revenue attributable to business dispositions. We believe that organic revenue growth is a meaningful indicator of the overall effectiveness of our sales initiatives, the long-term sustainability of our profits, and the demand for our products and services. Our ability to generate organic revenue growth is impacted not only by increases or decreases of insurance premium rates, but also by a complex combination of general economic trends, access to coverage from insurance carriers, and our marketing and sales performance.

During the years ended December 31, 2006 and 2005, we generated organic commission income growth of approximately 4.9% and 3.7%, respectively, or 2.8% and 1.1%, respectively, excluding the favorable effect of changes in foreign currency exchange rates. Increases in organic commission income growth during 2006 relative to 2005 are primarily attributable to our continued focus on sales and marketing efforts designed to generate new client

30	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

business as well as improve the retention of existing client accounts. Gains in organic commission income growth were realized despite the continued insurance premium rate softness in most of the markets where our hub brokerages are concentrated.

Growth Through Acquisitions. During the third quarter of 2006, we completed the acquisition of Fortun, headquartered in Coral Gables, Florida, which became our first hub brokerage in the southeastern U.S. During the fourth quarter of 2006 we acquired R.D.K. Management, Inc. (doing business as Kaufman & Kaufman Insurance, “Kaufman”). Kaufman specializes in the transportation insurance market and represents a platform for our expansion into this market. During 2007, we expect to pursue additional hub brokerage and fold-in acquisition targets throughout the southeastern, southwestern, and gulf coast regions of the U.S. so as to expand our geographical footprint into these strategically important markets. As previously discussed, on February 14, 2007, we announced that we have agreed to acquire Hibernia, which is based in Louisiana and serves clients throughout the southeastern U.S.

Premium Rate Trends. General economic trends may influence overall premium rates, our commission rates, and the availability or cost of individual types of insurance coverage, which, in turn, may affect our ability to maintain or expand our current revenue and profitability levels.

Fluctuations in premiums charged by insurance carriers have a direct and potentially significant effect on the insurance brokerage industry. Commission income is generally based on a percentage of the premiums paid by clients and is normally closely linked to premium rates. Insurance premium rates may vary widely based on specific market conditions. Various factors, including, but not limited to, competition for market share among insurance carriers, increased underwriting capacity, and improved economies of scale following consolidations in the insurance industry, typically result in flat or declining premium rates, which we generally refer to as a “soft” market. A soft market generally results in decreased commission income for insurance brokerages. Various other factors, including but not limited to, greater than expected loss experiences and capital shortages, typically result in increasing premium rates, which we generally refer to as a “hard” market. A hard market generally results in increased commission income for insurance brokerages. Hard and soft markets may be broad-based trends or focused across individual insurance product lines or geographic areas.

During the two years after the events of September 11, 2001, premium rates remained strong for most types of coverage in many markets throughout the U.S. and Canada. During the latter part of 2003 and during 2004, premium rates in both Canada and the U.S., for many types of insurance coverage, declined. During 2005, premium rates in both the U.S. and Canadian markets continued to decline an average of three to five percent. During 2006, premium rates in both the U.S. and Canadian markets continued to decline.

Since the catastrophic hurricanes in the gulf coast region during 2006, insurance premium rates have generally increased in the gulf coast and southeastern U.S. markets, where we currently have a comparatively small presence. However, our reinsurance operations did benefit from such increases in insurance premium rates in the affected areas and other catastrophe exposed areas in those markets that we serve. Conversely, we continue to see soft markets or, in certain instances, significant rate reductions in non-catastrophe exposed regions of the U.S. and Canada, such as the midwestern U.S. and Ontario, where we have a relatively more significant concentration of our business as compared to our peers.

Soft markets can present both positive and negative opportunities for us and the insurance brokerage industry in general. Soft markets typically result in a reduction in commission income if our clients maintain their current coverage levels. However, during a period of declining premiums many of our clients will increase their overall insurance coverage levels, often by (1) lowering deductible levels, (2) increasing limits of coverage, or (3) insuring new risks.

Contingent Commissions Arrangements. During the latter part of 2006, two insurance carriers with which we have contingent commission arrangements announced that during 2007 they will be suspending the practice of paying contingent commissions for certain lines of coverage. This decision appears to be based on the ongoing

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	31

investigations and litigation related to the practice of paying contingent commissions in the insurance brokerage industry. These insurance carriers are in the process of developing new compensation models for insurance brokerages that are designed to replace current contingent commission arrangements. Other insurance carriers may also decide to terminate contingent commission arrangements during 2007 or thereafter. However, while we do not anticipate that any such changes in contingent commissions arrangements will have a significant impact on our operations, if insurance carriers were to eliminate contingent commission arrangements without offering comparative alternative compensation arrangements, our results of operations, cash flows and financial position could be materially adversely affected.

Consistent with our current revenue recognition policy, we recognize contingent commissions during the period that amounts are reasonably estimable, which generally occurs upon receipt of payment. Historically, we have received payment for contingent commission arrangements in arrears; thus, revenue earned for contingent commission arrangements during 2006 would be recorded during 2007 when paid. Under the proposed changes, it appears that revenue earned for these new contingent commission arrangements will be known in the period earned; thus, revenue earned for these arrangements during 2007 will be recorded during 2007. We expect that contingent commission income earned and recorded during 2007 will be paid in the following year. Accordingly, we may record contingent commission income earned for both the years ended December 31, 2006 and 2007, during 2007.

Talbot Earnout. As previously disclosed, on July 1, 2004, we acquired Talbot Financial Corporation (“Talbot”). As part of the Talbot acquisition we purchased 100% of the common shares of Satellite Acquisition Corporation (“Satellite”), a corporation formed by the senior management of Talbot, which we refer to as the “Talbot Management Group”. In turn, Satellite purchased 100% of the issued and outstanding common shares of Talbot from Safeco Corporation. The special shares of Satellite were retained by the Talbot Management Group as a mechanism through which these individuals could be rewarded for retention and future performance. We agreed to purchase one-third of the special shares of Satellite each during the 2005, 2006, and 2007 at a price contingent on Talbot’s earnings during the preceding calendar year (the “Talbot earnout”). Under the agreement, we have the discretion to pay the Talbot earnout, if payable, with cash, issuances of our common shares or a combination thereof. Individual members of the Management Group who are no longer employed by Talbot, for any reason, as of the date that a Talbot earnout payment is due are not entitled to share in that or any future earnout payments. No member of the Talbot Management Group was a shareholder of Talbot or received any portion of the purchase price paid to Safeco Corporation. Accordingly, we determined that the Talbot earnout arrangement is, in substance, a performance-based contingent compensation arrangement, and, thus, have recorded the Talbot earnout payments as a charge to compensation expense over the period that the payments are earned. In accordance with the Talbot earnout, the Talbot Management Group is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the applicable three years. Upon our distribution of the final Talbot earnout payment on March 31, 2007, we will have purchased 100% of the special shares of Satellite from the Talbot Management Group. Total compensation expense to be incurred in accordance with the Talbot earnout agreement will be approximately $57.3 million.

On September 30, 2005, we made the first Talbot earnout payment of $16.4 million in cash. The first Talbot earnout payment was based upon Talbot’s earnings for the year ended December 31, 2004.

On March 31, 2006, we made the second Talbot earnout payment of $19.0 million by issuing 746,000 of our common shares to the Talbot Management Group. The second Talbot earnout payment was based upon Talbot’s earnings for the year ended December 31, 2005.

The final Talbot earnout payment of approximately $21.8 million will be made on March 31, 2007, and will be based upon Talbot’s earnings for the year ended December 31, 2006. The final Talbot earnout payment will most likely be paid in cash.

During the years ended December 31, 2006, 2005 and 2004, we recorded compensation expense in connection with the Talbot earnout of $12.2 million, $28.7 million, and $14.4 million, respectively.

32	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

As of December 31, 2006, we have recognized total Talbot earnout compensation of $55.3 million, of which $19.8 million remains payable and is included as a component of accounts payable and accrued liabilities on our consolidated balance sheet.

Acquisitions

As discussed above, a key component of our growth strategy since our inception in 1998 has been the acquisition of hub brokerages and fold-in brokerages.

During 2006, we completed the following significant brokerage acquisitions:

CFGB. On April 1, 2006, we acquired 100% of the issued and outstanding membership interests of three brokerages (the “CFG Brokerages” or “CFGB”) from Citizens Financial Group Inc., for approximately $80.8 million. With offices in Pennsylvania and Massachusetts, our acquisition of CFGB increases our presence in Pennsylvania and New England. We anticipate that the acquisition of CFGB will add approximately $45.0 million of annualized revenue to our total consolidated revenue.

Fortun. On August 1, 2006, we acquired the assets of Fortun, which included 100% of the issued and outstanding shares of a Fortun premium financing subsidiary, for approximately $26.2 million. Fortun is based in Coral Gables, Florida. Fortun is our first hub brokerage located in the southeastern U.S. We anticipate that the acquisition of Fortun will add approximately $10.0 million of annualized revenue to our total consolidated revenue.

Kaufman. On October 1, 2006, we acquired the assets of Kaufman, for approximately $28.2 million. Kaufman is based in Salt Lake City, Utah and specializes in transportation related insurance coverage. We anticipate that the acquisition of Kaufman will add approximately $9.0 million of annualized revenue to our total consolidated revenue.

During 2005, we completed the following significant brokerage acquisitions:

THB. On May 2, 2005, we acquired 100% of the issued and outstanding shares of THB Intermediaries, Inc. (“THB”), for approximately $5.6 million. The acquisition of THB represented our first hub brokerage that specializes in the facultative reinsurance brokerage market, with offices in New York, Los Angeles, Chicago, and Dallas.

PLI. On October 1, 2005, we acquired 100% of the issued and outstanding shares of Personal Lines Insurance Brokerage, Inc. (“PLI”) from The Chubb Corporation, for approximately $38.7 million. Our acquisition of PLI expands our position in the personal insurance market across most of the U.S.

Litigation Matters

See Note 9 “Commitments and Contingencies — Litigation and Investigations” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of legal and regulatory matters as of December 31, 2006.

Subsequent Events

See Note 21 “Subsequent Events” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of subsequent events.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	33

RESULTS OF OPERATIONS

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2006, compared to the year ended December 31, 2005 (in thousands).

	For the Year Ended December 31,				Change
	2006	% of Total Revenue	2005	% of Total Revenue	$	%
REVENUE:
Commission income	$483,245	89%	$389,907	88%	$93,338	24%
Contingent commissions and volume overrides	44,722	8%	40,454	9%	4,268	11%
Other	15,934	3%	12,195	3%	3,739	31%

Total revenue	543,901	100%	442,556	100%	101,345	23%

EXPENSES:
Compensation:
Employee cash compensation	295,951	54%	246,263	56%	49,688	20%
Talbot earnout compensation	12,176	2%	28,716	6%	(16,540)	(58)%
Other non-cash share-based compensation	6,563	1%	7,184	2%	(621)	(9)%

Total compensation	314,690	58%	282,163	64%	32,527	12%
Selling, occupancy, and administration	101,057	19%	82,843	19%	18,214	22%
Intangible asset amortization	20,272	4%	8,363	2%	11,909	142%
Interest expense	12,250	2%	10,656	2%	1,594	15%
Depreciation	9,692	2%	8,714	2%	978	11%
(Gain) on disposition of subsidiaries, property, equipment, and other assets	(644)	—%	(2,943)	(1)%	2,299	(78)%
(Gain) on forgiveness of debt	—	—%	(4,500)	(1)%	4,500	(100)%
Loss on foreign exchange contracts	—	—%	555	—%	(555)	(100)%

Total expenses	457,317	84%	385,851	87%	71,466	19%

Net earnings from continuing operations before provision for income taxes	86,584	16%	56,705	13%	29,879	53%

PROVISION (BENEFIT) FOR INCOME TAXES:
Current	36,701	7%	29,791	7%	6,910	23%
Future	(1,048)	—%	1,167	—%	(2,215)	(190)%

Total provision for income taxes	35,653	7%	30,958	7%	4,695	15%

Effective tax rate	41%		55%
NET EARNINGS FROM CONTINUING OPERATIONS	50,931	9%	25,747	6%	25,184	98%
NET LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	—%	(29)	—%	29	(100)%

NET EARNINGS	$50,931	9%	$25,718	6%	$25,213	98%

DILUTED NET EARNINGS PER SHARE	$1.35		$0.76		$0.59	78%

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	38,523		36,619		1,904	5%

34	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Revenue

Revenue for Hub consolidated and each of our reportable segments for the years ended December 31, 2006 and 2005, and organic revenue growth statistics for the year ended December 31, 2006, were as follows (dollars in thousands).

	For the Year Ended December 31,			Adjustment for (Acquisitions) and Dispositions	Organic Growth
	2006	2005	% Change		Dollars	%	% Excluding Foreign Currency Changes
Hub Consolidated
Commission income	$483,245	$389,907	24%	$(73,500)	$19,157	4.9%	2.8%
Contingent commissions and volume overrides income	44,722	40,454	11%	(4,531)	(263)	(0.7)%	(2.5)%
Other income	15,934	12,195	31%	(981)	2,758	24.9%	22.8%

Total revenue	$543,901	$442,556	23%	$(79,012)	$21,652	4.9%	2.8%

U.S.
Commission income	$348,270	$269,828	29%	$(70,674)	$7,459	2.8%	N/A
Contingent commissions and volume overrides income	33,881	30,811	10%	(4,531)	(1,461)	(4.7)%	N/A
Other income	11,252	9,071	24%	(957)	1,224	15.4%	N/A

Total revenue	$393,403	$309,710	27%	$(76,162)	$7,222	2.4%	N/A

Total segment revenue as a percentage of Hub consolidated	72%	70%

Canada
Commission income	$134,967	$120,079	12%	$(2,826)	$11,689	9.8%	2.8%
Contingent commissions and volume overrides income	10,821	9,643	12%	—	1,178	12.2%	4.6%
Other income	2,347	1,702	38%	(24)	621	36.5%	23.7%

Total revenue	$148,135	$131,424	13%	$(2,850)	$13,488	10.3%	3.2%

Total segment revenue as a percentage of Hub consolidated	27%	30%

Head Office
Total revenue	$2,363	$1,422

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	35

Total revenue increased $101.3 million, or 23%, to $543.9 million during the year ended December 31, 2006. The increase was primarily attributable to the acquisition of U.S.-based insurance brokerages completed during 2005 and 2006 and organic revenue growth of 4.9% from our existing insurance brokerages, or 2.8% excluding the positive effects of the strengthening of the Canadian dollar as compared to the U.S. dollar.

During 2006, we acquired 21 insurance brokerages, including five hub brokerages located in the U.S., as discussed under the caption “Acquisitions” included herein.

Contingent commissions and volume overrides income increased $4.3 million, or 11%, to $44.7 million during the year ended December 31, 2006. The increase is attributable to acquisitions of U.S. based insurance brokerages during 2005 and 2006.

Other income increased $3.7 million, or 31%, to $15.9 million during the year ended December 31, 2006. The increase was primarily attributable to an increase in interest income due to an increase in average invested cash balances and an increase in investment yields earned during 2006 as compared to investment yields earned during 2005.

U.S. Operations. Total revenue generated by our U.S. operations increased $83.7 million, or 27%, to $393.4 million during the year ended December 31, 2006. Revenue generated by our U.S. operations as a percentage of total consolidated revenue increased by 200 basis points to 72% during the year ended December 31, 2006. The increases were primarily attributable to a 29% increase in commission income during 2006 relative to 2005, which, was primarily attributable to the acquisition of U.S. based insurance brokerages completed during 2005 and 2006. Acquisitions, net of business disposition, contributed $70.7 million of our increase in U.S. commission income during 2006 relative to U.S. commission income during 2005. Also contributing to the increase in commission income during 2006, compared to commission income during 2005, was organic commission income growth of 2.8% during 2006; compared to organic growth of 0.6% during 2005.

Increases in commission income during 2006 relative to 2005 were negatively impacted by continued declines in insurance premium rates experienced in most of the U.S. markets that we serve.

Contingent commissions and volume overrides income increased 10% during 2006 relative to 2005. The increase in contingent commissions and volume overrides income was attributable to acquisitions completed during 2005 and 2006, and offset, in part, by negative contingent commissions and volume overrides organic growth of 4.7%, which was primarily attributable to the timing of a 2005 acquisition-related contingent commission.

Canadian Operations. Total revenue generated by our Canadian operations increased $16.7 million, or 13%, to $148.1 million during the year ended December 31, 2006. The increase was primarily attributable to a 12% increase in commission income during 2006 relative to 2005. The increase in commission income was primarily attributable to organic commission income growth of 9.8%, or 2.8% excluding the positive effects of the strengthening of the Canadian dollar as compared to the U.S. dollar during 2006. Organic commission income growth for our Canadian operations was primarily due to improvements in new business generation and client retention during 2006 as compared to 2005. Increases in commission income during 2006 relative to 2005 were negatively impacted by continued declines in insurance premium rates experienced in most of the Canadian markets that we serve.

36	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Compensation Expense

Total compensation expense and each of the significant components of compensation expense for the years ended December 31, 2006 and 2005, were as follows (dollars in thousands).

	For the Year Ended December 31,				Change
	2006	% of Total Revenue	2005	% of Total Revenue	$	%
Employee cash compensation	$295,951	54%	$246,263	56%	$49,688	20%

Compensation for Talbot earnout
Cash compensation	9,451	2%	17,156	4%	(7,705)	(45)%
Non-cash share-based compensation	2,725	0%	11,560	2%	(8,835)	(76)%

Total compensation for Talbot earnout	12,176	2%	28,716	6%	(16,540)	(58)%

Other non-cash share-based compensation	6,563	1%	7,184	2%	(621)	(9)%

	$314,690	58%	$282,163	64%	$32,527	12%

Total compensation expense increased $32.5 million, or 12%, to $314.7 million during the year ended December 31, 2006. The increase was primarily attributable to a 20% increase in employee cash compensation during 2006 relative to employee cash compensation during 2005. Total compensation expense as a percentage of revenue decreased to 58% during 2006. The decrease was primarily attributable to the overall decrease in compensation recognized in connection with the Talbot earnout during 2006 relative to compensation recognized in connection with the Talbot earnout during 2005.

Employee cash compensation increased $49.7 million, or 20%, to $296.0 million during the year ended December 31, 2006. The increase was primarily attributable to employee cash compensation related to brokerages acquired during 2005 and 2006. Employee cash compensation expense as a percentage of total revenue, which we refer to as our “compensation ratio,” declined to 54% during the year ended December 31, 2006, primarily attributable to continued cost reduction efforts to improve overall profitability as well as the fact that compensation expense during 2005 included one-time severance costs of $1.6 million. Our compensation ratio during the year ended December 31, 2005, excluding the effect of these one-time severance costs, was 55%.

Total compensation expense recognized in connection with the Talbot earnout decreased $16.5 million, or 58%, to $12.2 million during the year ended December 31, 2006. The decrease is primarily attributable to the greater pro-rata distribution of compensation expense during 2005 as compared to the pro-rata compensation expense recognized during 2006. Expense recorded in connection with the Talbot earnout was more greatly weighted during the earlier portion of the earnout period. See our discussion under the caption “Our Business — Current Business and Industry Opportunities, Challenges, and Risks — Talbot Earnout” included herein for detail of the Talbot earnout arrangement.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	37

Other non-cash share-based compensation decreased $0.6 million, or 9%, to $6.6 million during the year ended December 31, 2005. Other non-cash share-based compensation represents expense incurred in relation to grants of share-based awards, primarily restricted share units (“RSUs”), to members of our Board of Directors, our Executive Management Team (“EMT”), and certain other employees. In accordance with Canadian and U.S. GAAP, we estimate the fair value of share-based awards on the date of grant and recognize this fair value as compensation expense over the vesting period of the underlying awards using the straight-line method. Total other non-cash share-based compensation for the years ended December 31, 2006 and 2005, was comprised of the following (in thousands):

	For the Year Ended December 31,
	2006	2005
RSUs	$6,544	$5,809
Stock options	—	1,209
Common shares issued in connection with acquisitions	19	166

Total other non-cash share-based compensation	$6,563	$7,184

Based on outstanding share-based awards as of December 31, 2006, we estimate future other non-cash share-based compensation expense will be as follows (in thousands):

	For the Year Ended December 31,
	2007	2008	2009	2010	2011	2012 and Thereafter	Total
RSUs	$6,292	$6,144	$3,920	$3,169	$383	$664	$20,572
Common shares issued in connection with acquisitions	5	—	—	—	—	—	5

Total other non-cash share-based compensation	$6,297	$6,144	$3,920	$3,169	$383	$664	$20,577

Selling, Occupancy, and Administration Expense

Selling, occupancy, and administration expense increased $18.2 million, or 22%, to $101.1 million during the year ended December 31, 2006. The increase was primarily attributable to selling, occupancy, and administration expenses related to brokerages acquired during 2005 and 2006. Selling, occupancy, and administration expense as a percentage of revenue during 2006 remained consistent with 2005 levels.

Intangible Asset Amortization Expense

Intangible asset amortization expense increased $11.9 million, or 142%, to $20.3 million during the year ended December 31, 2006. The increase was primarily attributable to $5.7 million of amortization expense incurred during 2006 for intangible assets recorded in connection with acquisitions completed during 2005 and 2006. In addition, for customer relationship intangible assets acquired in connection with hub brokerage acquisitions during the fourth quarter of 2005 and during 2006, we refined our method to better align the amortization with the pattern of consumption of the expected benefits derived from client relationships existing as of the date of an acquisition. This change in estimate resulted in approximately $4.9 million of additional amortization expense recognized during the year ended December 31, 2006.

Interest Expense

Interest expense increased $1.6 million, or 15%, to $12.3 million during the year ended December 31, 2006. The increase was primarily attributable to an increase in average outstanding debt balances and an increase in interest rates

38	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

paid during 2006 as compared to interest rates paid during 2005. Our average outstanding debt balance and interest rate on outstanding debt during 2006 was approximately $148.8 million and 7.1%, respectively, compared to our average outstanding debt and interest rate on outstanding debt during 2005 of approximately $143.6 million and 5.2%, respectively.

Provision for Income Taxes

Provision for income taxes increased $4.7 million, or 15% to $35.7 million during the year ended December 31, 2006. Our effective tax rate decreased from 55% during the year ended December 31, 2005, to 41% during the year ended December 31, 2006. The decrease was primarily attributable to the decrease in compensation expense incurred in connection with the Talbot earnout during 2006 relative to Talbot earnout compensation expense during 2005, which is not deductible for income tax purposes. Excluding the effect of the Talbot earnout compensation expense, our effective tax rate would have been 36% for both of the years ended December 31, 2006 and 2005.

Net Earnings and Diluted Net Earnings Per Share

Net earnings increased $25.2 million, or 98%, to $50.9 million during the year ended December 31, 2006, due to the cumulative effect of the factors discussed above.

Diluted net earnings per share increased from $0.76 per diluted share during the year ended December 31, 2005, to $1.35 per diluted share during the year ended December 31, 2006, due to the cumulative effect of the factors discussed above, offset, in part, by an increase in our diluted weighted average shares outstanding. The increase in diluted weighted average shares outstanding during 2006 as compared to diluted weighted average shares outstanding during 2005 was primarily attributable to shares issued in connection with our secondary U.S. public offering during 2006, and shares issued upon the conversion, during 2006, of outstanding debt instruments held by a related party.

Our net earnings and diluted net earnings per share are affected by a number of factors, including, but not limited to, acquisitions and changes in organic revenue growth rates. In addition to these factors, we recognized the following items during the years ended December 31, 2006 and 2005, which affected the comparability of net earnings and diluted earnings per share on a year-over-year basis (in thousands, except per share amounts):

	For the Year Ended December 31,
	2006		2005
	Effect on Net Earnings	Effect on Net Diluted Earnings Per Share	Effect on Net Earnings	Effect on Net Diluted Earnings Per Share
Compensation for Talbot earnout	$(12,176)	$(0.32)	$(28,716)	$(0.78)
Foreign exchange gains, net of tax	$2,000	$0.05	$1,475	$0.04
Gain on disposition of subsidiaries, property, equipment, and other assets, net of tax	$486	$0.01	$1,914	$0.05
Gain on forgiveness of debt, net of tax	$—	$—	$2,925	$0.08
Severance costs, net of tax	$—	$—	$(1,004)	$(0.03)
Loss on foreign exchange contract, net of tax	$—	$—	$(354)	$(0.01)

None of the items listed in the table above were considered unusual, however, we have included the effects of these items on net earnings and diluted earnings per share so as to highlight the impact on the comparability of net earnings and diluted earnings per share on a year-over-year basis as a result of fluctuations in these amounts. In addition, because we derive a significant portion of our revenue from our Canadian operations and we report our financial results in U.S. dollars, fluctuations in the amount of gains or losses incurred on foreign exchange transactions will continue to impact our financial results going forward. See our discussion of “Market Risk” herein for an analysis of the potential impact of foreign exchange fluctuations on our operating results.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	39

Year ended December 31, 2005, Compared to Year ended December 31, 2004

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2005, compared to the year ended December 31, 2004 (dollars in thousands).

	For the Year Ended December 31,				Change
	2005	% of Total Revenue	2004	% of Total Revenue	$	%
REVENUE:
Commission income	$389,907	88%	$323,150	91%	$66,757	21%
Contingent commissions and volume overrides	40,454	9%	21,705	6%	18,749	86%
Other	12,195	3%	10,226	3%	1,969	19%

Total revenue	442,556	100%	355,081	100%	87,475	25%

EXPENSES:
Compensation:
Employee cash compensation	246,263	56%	195,706	55%	50,557	26%
Talbot earnout compensation	28,716	6%	14,388	4%	14,328	100%
Other non-cash share-based compensation	7,184	2%	6,502	2%	682	10%

Total compensation	282,163	64%	216,596	61%	65,567	30%
Selling, occupancy, and administration	82,843	19%	71,948	20%	10,895	15%
Intangible asset amortization	8,363	2%	5,458	2%	2,905	53%
Interest expense	10,656	2%	7,406	2%	3,250	44%
Depreciation	8,714	2%	7,242	2%	1,472	20%
(Gain) on disposition of subsidiaries, property, equipment, and other assets	(2,943)	(1)%	(1,923)	(1)%	(1,020)	53%
(Gain) on forgiveness of debt	(4,500)	(1)%	—	—%	(4,500)	N/A
Loss on foreign exchange contract	555	—%	—	—%	555	N/A
Loss on write-off of trademarks	—	—%	2,587	1%	(2,587)	(100)%

Total expenses	385,851	87%	309,314	87%	76,537	25%

Net earnings from continuing operations before provision for income taxes	56,705	13%	45,767	13%	10,938	24%

PROVISION FOR INCOME TAXES:
Current	29,791	7%	19,784	6%	10,007	51%
Future	1,167	—%	200	—%	967	484%

Total provision for income taxes	30,958	7%	19,984	6%	10,974	55%

Effective tax rate	55%		44%
NET EARNINGS FROM CONTINUING OPERATIONS	25,747	6%	25,783	7%	(36)	—%
NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(29)	—%	461	—%	(490)	(106)%

NET EARNINGS	$25,718	6%	$26,244	7%	$(526)	(2)%

DILUTED NET EARNINGS PER SHARE	$0.76		$0.80		$(0.04)	(5)%

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	36,619		35,305		1,314	4%

40	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Revenue

Revenue for Hub consolidated and each of our reportable segments for the years ended December 31, 2005 and 2004, and organic revenue growth statistics for the year ended December 31, 2005, were as follows (dollars in thousands).

	For the Year Ended December 31,				Organic Growth
	2005	2004	% Change	Adjustment for (Acquisitions) and Dispositions	Dollars	%	% Excluding Foreign Currency Changes
Hub Consolidated
Commission income	$389,907	$323,150	21%	$(51,304)	$11,734	3.7%	1.1%
Contingent commissions and volume overrides income	40,454	21,705	86%	(11,547)	7,203	33.7%	30.1%
Other income	12,195	10,226	19%	1,783	1,545	17.7%	15.6%

Total revenue	442,556	355,081	25%	(61,068)	20,482	5.9%	3.3%

U.S.
Commission income	$269,828	$210,481	28%	$(55,343)	$1,182	0.6%	N/A
Contingent commissions and volume overrides income	30,811	14,865	107%	(11,869)	4,078	27.4%	N/A
Other income	9,071	7,814	16%	1,712	764	11.9%	N/A

Total revenue	$309,710	$233,160	33%	$(65,500)	$6,024	2.6%	N/A

Total segment revenue as a percentage of Hub consolidated	70%	66%

Canada
Commission income	$120,079	$112,669	7%	$4,039	$10,551	9.8%	2.2%
Contingent commissions and volume overrides income	9,643	6,838	41%	322	3,127	48.0%	36.1%
Other income	1,702	1,713	—%	71	59	3.6%	(5.7)%

Total revenue	$131,424	$121,220	8%	$4,432	$13,737	11.8%	4.0%

Total segment revenue as a percentage of Hub consolidated	30%	34%

Head Office
Total revenue	$1,422	$701

Total revenue increased $87.5 million, or 25%, to $442.6 million during the year ended December 31, 2005. The increase was primarily attributable to the acquisition of U.S. based insurance brokerages completed during 2004 and 2005 and organic revenue growth of 5.9% from our existing insurance brokerages, or 3.3% excluding the positive effects of the strengthening of the Canadian dollar as compared to the U.S. dollar during 2005. Increases in total

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	41

revenue during 2005 as compared to total revenue during 2004 were offset, in part, by the divesture of three of our offices located in the U.S. and Canada during 2005.

During 2005, we acquired 15 insurance brokerages, including one hub brokerage located in the U.S., as discussed under the caption “Acquisitions” included herein.

Other income increased $2.0 million, or 19%, to $12.2 million during the year ended December 31, 2005.

U.S. Operations. Total revenue generated by our U.S. operations increased $76.5 million, or 33%, to $309.7 million during the year ended December 31, 2005. Revenue generated by our U.S. operations as a percentage of total consolidated revenue increased 400 basis points to 70% during the year ended December 31, 2005. These increases were primarily attributable to a 28% increase in commission income and a 107% increase in contingent commission and volume override income during 2005 relative to commission income and contingent commission and volume override income during 2004, which, were primarily attributable to the acquisition of U.S. based insurance brokerages completed during 2004 and 2005. Acquisitions, net of business dispositions, contributed $65.5 million to our increase in total U.S. revenue during 2005 relative to total U.S. revenue during 2004. Also, contributing to the increase in total revenue during 2005, compared to total revenue during 2004, was organic revenue growth of 2.6% during 2005 compared to organic revenue growth of 0.2% during 2004.

Canadian Operations. Total revenue generated by our Canadian operations increased $10.2 million, or 8%, to $131.4 million during the year ended December 31, 2005. The increase was primarily attributable to organic revenue growth of 11.8%, or 4.0% excluding the positive effects of the strengthening of the Canadian dollar as compared to the U.S. dollar during 2005. Increases in total revenue during 2005 relative to total revenue during 2004, were offset, in-part, by prior year business dispositions, net of acquisitions, of $4.4 million.

Compensation Expense

Total compensation expense and each of the significant components of compensation expense for the years ended December 31, 2005 and 2004, were as follows (dollars in thousands).

	For the Year Ended December 31,				Change
	2005	% of Total Revenue	2004	% of Total Revenue	$	%
Employee cash compensation	$246,263	56%	$195,706	55%	$50,557	26%
Less: severance costs	(1,568)	(1)%	—	—%	(1,568)	N/A

Employee cash compensation excluding severance	244,695	55%	195,706	55%	48,989	25%

Compensation for Talbot earnout
Cash compensation	17,156	4%	9,649	3%	7,507	78%
Non-cash compensation	11,560	2%	4,739	1%	6,821	144%

Total compensation for Talbot earnout	28,716	6%	14,388	4%	14,328	100%

Other non-cash share-based compensation	7,184	2%	6,502	2%	682	10%

	$280,595	63%	$216,596	61%	$63,999	30%

Compensation expense increased $64.0 million, or 30%, to $280.6 million during the year ended December 31, 2005. Total compensation expense as a percentage of revenue increased to 63% during 2005. These increases were primarily attributable to (1) a 25% increase in employee cash compensation, net of severance costs, during

42	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

2005 relative to employee cash compensation during 2004 and (2) a 100% increase in compensation incurred in connection with the Talbot earnout during 2005 relative to Talbot earnout compensation during 2004.

Employee cash compensation expense, excluding severance costs, increased $49.0 million, or 25%, to $244.7 million during the year ended December 31, 2005. Our compensation ratio during 2005 remained relatively consistent with 2004 levels.

Total compensation expense incurred in connection with the Talbot earnout increased $14.3 million, or 100%, to $28.7 million during the year ended December 31, 2005. The increase was primarily attributable to the fact that 2005 included twelve months of expense incurred for the Talbot earnout as compared to 2004, which only included 6 months of expense incurred for the Talbot earnout; beginning from our acquisition of Talbot on July 1, 2004.

Other non-cash share-based compensation increased $0.7 million, or 10%, to $7.2 million during the year ended December 31, 2005. Total other non-cash share-based compensation for the years ended December 31, 2005 and 2004, was comprised of the following (in thousands):

	For the Year Ended December 31,
	2005	2004
RSUs	$5,809	$3,977
Stock options	1,209	2,400
Common shares issued in connection with acquisitions	166	125

Total other non-cash share-based compensation	$7,184	$6,502

Selling, Occupancy, and Administration Expense

Selling, occupancy, and administration expense increased $10.9 million, or 15%, to $82.8 million during the year ended December 31, 2005. Selling, occupancy, and administration expense as a percentage of revenue decreased to 19% during 2005. The decrease in selling, occupancy, and administration expense as a percentage of revenue was primarily attributable to an increase in revenue and a decrease in external audit fees during 2005.

Intangible Asset Amortization Expense

Intangible asset amortization expense increased $2.9 million, or 53%, to $8.4 million during the year ended December 31, 2005, primarily as a result of amortization expense incurred during 2005 for intangible assets recorded in connection with our acquisition of Talbot on July 1, 2004.

Interest Expense

Interest expense increased $3.3 million, or 44%, to $10.7 million during the year ended December 31, 2005, primarily as a result of increased outstanding debt levels and increased interest rates during 2005 as compared to outstanding debt levels and interest rates during 2004. Our average interest rate on outstanding debt during 2005 was approximately 5.2% compared to our average interest rate on outstanding debt during 2004 of approximately 2.9%. In addition, we incurred interest expense for twelve months during 2005 on the $65.0 million debt incurred in connection with our acquisition of Talbot, compared to six months of interest expense incurred during 2004.

Loss on Foreign Exchange Forward Contract

In anticipation of funding an acquisition we entered into a foreign exchange forward contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate as of the date of conversion resulted in us incurring a foreign exchange loss of $0.6 million.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	43

Gain on Forgiveness of Debt

During 2005, we negotiated an early payment settlement with respect to our $7.5 million loan from an insurance carrier, which resulted in (1) a reduction of the principal due on this debt from $7.5 million to $3.0 million and (2) the elimination of interest payments due during 2005.

Loss on Write-off of Trademark

During January 2004, we adopted a corporate marketing and positioning strategy to build awareness of the Hub brand across all of the markets that we serve and to encourage greater coordination and collegial identity among our employees. As a result of this strategy, certain of our subsidiaries changed trademarks and, thus, we recorded a $2.6 million charge to write-off the related trademark intangible assets.

Provision for Income Taxes

Provision for income taxes increased $11.0 million, or 55%, to $31.0 million during the year ended December 31, 2005. Our effective tax rate increased from 44% during the year ended December 31, 2004, to 55% during the year ended December 31, 2005, primarily attributable to the increase in compensation expense incurred in connection with the Talbot earnout during 2005 relative to Talbot earnout compensation expense during 2004, which is not deductible for tax purposes. Excluding the effect of the Talbot earnout compensation expense, our effective tax rate would have been 36% and 33%, respectively, for the years ended December 31, 2005 and 2004. The increase in our effective tax rate is also attributable to adjustments made during 2004 to record the tax benefits of the utilization of certain tax losses.

Net Earnings and Diluted Net Earnings Per Share

Net earnings decreased $0.5 million, or 2%, to $25.7 million during the year ended December 31, 2005, due to the cumulative effect of the factors discussed above.

Diluted net earnings per share decreased from $0.80 per diluted share during the year ended December 31, 2004, to $0.76 per diluted share during the year ended December 31, 2005. Contributing to the decrease in diluted net earnings per share was the increase in the number of dilutive shares related to the Talbot earnout payment during 2005 compared to the Talbot earnout payment during 2004.

Our net earnings and diluted net earnings per share are affected by a number of factors, including, but not limited to, acquisitions and changes in organic growth revenue growth rates. In addition to these factors, we recognized the following items during the years ended December 31, 2005 and 2004, which affected the comparability of net earnings and diluted earnings per share on a year-over-year basis (dollars in thousands):

	For the Year Ended December 31,
	2005		2004
	Effect on Net Earnings	Effect on Diluted Net Earnings Per Share	Effect on Net Earnings	Effect on Diluted Net Earnings Per Share
Compensation for Talbot earnout	$(28,716)	$(0.78)	$(14,388)	$(0.41)
Gain on forgiveness of debt, net of tax	$2,925	$0.08	$—	$—
Gain on disposition of subsidiaries, property, equipment, and other assets, net of tax	$1,914	$0.05	$1,112	$0.03
Serverance costs, net of tax	$(1,004)	$(0.03)	$—	$—
Foreign exchange gains, net of tax	$1,475	$0.04	$1,972	$0.06
Loss on foreign exchange contract, net of tax	$(354)	$(0.01)	$—	$—
Loss on write-off of trademarks, net of tax	$—	$—	$(1,656)	$(0.05)

44	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

None of the items listed in the table above were considered unusual, however, we have included the effects of these items on net earnings and diluted earnings per share so as to highlight the impact on the comparability of net earnings and diluted earnings per share on a year-over-year basis as a result of fluctuations in these amounts. In addition, because we derive a significant portion of our revenue from our Canadian operations and we report our financial results in U.S. dollars, fluctuations in the amount of gains or losses incurred on foreign exchange transactions will continue to impact our financial results going forward. See our discussion of “Market Risk” herein for an analysis of the potential impact of foreign exchange fluctuations on our operating results.

These severance costs included in the table above were recorded in connection with a specific cost reduction program implemented during the third quarter of 2005 in an effort to reduce compensation expense to targeted levels, and represent costs above-and-beyond normal recurring severance costs which we may incur in the ordinary course of business.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2006, cash and cash equivalents totaled $99.2 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities primarily through cash generated from operations.

We finance acquisitions primarily through funding from a combination of cash generated from operations, equity issuances, and borrowings from our credit facilities or other debt financing options. As of December 31, 2006, we have $85.3 million of credit availability under our existing lines of credit. In addition, we may use equity issuances as partial consideration for certain acquisitions. Historically, cash used for capital expenditures, which include primarily expenditures for furniture, computer systems, and office equipment, have not been significant in relation to our overall cash requirements. Thus, we are able to devote a significant portion of our capital resources, including external borrowings, internally generated cash flows, and proceeds from equity issuances toward cash requirements for acquisitions.

We cannot reasonably determine the number of potential acquisitions we may be able to fund by utilizing all of our cash available for acquisitions as of December 31, 2006, or the impact on our liquidity from these potential acquisitions, as the purchase price of each potential acquisition is dependant on numerous factors, some of which may not be in our control. Generally, the historical purchase prices we have paid for acquisitions have been based on a multiple in the range of five to seven times the acquisition target’s EBITDA.

As an insurance broker, we collect premiums paid by clients and hold such cash, net of our earned commissions and other deductions, in trust until we remit the cash to the applicable insurance carriers that provide coverage to our clients. Our use of trust cash is restricted by contractual obligations and by law in certain of the states and provinces in which we operate. As permitted by law, we generally invest trust cash in interest bearing accounts and earn investment interest income on trust cash balances during the time between our receipt of the cash from our clients and the time the cash is remitted to the insurance carrier. Cash held in trust is shown separately on our consolidated balance sheets under the caption “Trust Cash.” We report changes in trust cash balances as a change in non-cash working capital in our determination of cash provided from operating activities in our consolidated statements of cash flows.

We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments, but excluding certain acquisitions, through at least the next 12 months primarily with cash generated by our operations, existing cash balances, and, if necessary, borrowings under our existing credit facilities. We are not able to reasonably assess the effect of loss contingencies on future cash requirements and liquidity, see Note 9 “Commitments and Contingencies” of the notes to our

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	45

consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of commitments and contingencies as of December 31, 2006.

As of December 31, 2006 and 2005, we had “net debt,” which we define as total long-term debt less non-trust cash and cash equivalents, of $45.4 million and $105.2 million, respectively. Our “debt to capitalization ratio,” calculated as total long-term debt as a percentage of total long-term debt plus total shareholders’ equity, decreased from 29% as of December 31, 2005, to 18% as of December 31, 2006. If we had fully utilized available credit on our outstanding credit facilities as of December 31, 2006, our debt to capitalization ratio would have been 26%. Our management believes that a reasonable and conservative range of debt to capitalization ratios for our business model is between 35% and 38%. Under our current debt covenants we must maintain a debt to capitalization ratio less than 45%.

Sources and Uses of Cash

Operating Cash Flows

Cash flows provided by operating activities increased $40.6 million, or 88%, from $46.0 million during the year ended December 31, 2005, to $86.6 million during the year ended December 31, 2006.

Our primary sources of cash flows from operating activities are commissions collected from insurance carriers with which we have placed insurance coverage on behalf of our clients. We generally receive two types of compensation from insurance carriers: core commissions and contingent commissions and volume overrides. In addition to commissions, we also generate cash flows from operations from investment income earned on cash, cash equivalents, and trust cash balances.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs associated to leased facilities, and to federal, state, and provincial governments for income and other taxes.

Talbot Earnout.    During the year ended December 31, 2006, the Talbot earnout was paid in our common shares, thus, no cash was used to pay the 2006 Talbot earnout. During the year ended December 31, 2005, we paid cash in connection with the Talbot earnout of $16.4 million. During the years ended December 31, 2006 and 2005, respectively, we recorded total compensation expense in connection with the Talbot earnout of $12.2 million and $28.7 million, of which $2.7 million and $11.6 million were recorded in connection with the non-cash share-based portion of the Talbot earnout payment, which was made on March 31, 2006. The final Talbot earnout payment will be made on March 31, 2007, and will be based upon Talbot’s earnings for the year ended December 31, 2006. We estimate that the final Talbot earnout payment will be approximately $21.8 million, and will most likely be paid in cash. Refer to our discussion under the caption “Our Business — Current Business and Industry Opportunities, Challenges, and Risks — Talbot Earnout,” included herein, for details regarding to the Talbot earnout.

Other Contingent Consideration Arrangements.    In connection with various other business acquisitions completed through December 31, 2006, we may be obligated to pay contingent consideration up to a maximum of approximately $44.5 million in cash and $12.0 million in our common shares. This is based upon management’s best estimate as of December 31, 2006, of acquired insurance brokerages achieving certain financial and operational targets. These contingent payments are payable on various dates through October 2011 according to the terms and conditions of each purchase agreement. As of December 31, 2006, we have recorded, as a component of accounts payable and accrued liabilities, earned but unpaid contingent consideration of $4.0 million, which is payable in cash.

Investing Cash Flows

Cash flows used for investing activities increased $85.3 million, or 133%, from $63.9 million during the year ended December 31, 2005, to $149.2 million during the year ended December 31, 2006.

46	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Business Acquisitions, net of cash received.    During the years ended December 31, 2006 and 2005, respectively, we used cash of $150.1 million and $66.1 million in connection with our acquisitions of insurance brokerages. Refer to our discussion under the caption “Our Business — Acquisitions,” included herein, for significant acquisitions and related cash outlays, during the years ended December 31, 2006 and 2005.

Financing Cash Flows

Cash flows from financing activities were $91.7 million for the year ended December 31, 2006, compared to cash flows used for financing activities of $11.7 million during the year ended December 31, 2005.

Proceeds From Share Issuance, and Sale of Senior Notes, Net of Issuance Costs. During the second quarter of 2006, we completed a secondary public offering in the U.S. of 4.6 million common shares at a price of $26.25 per share. Cash proceeds from this offering, net of issuance costs of $5.9 million, were approximately $114.9 million.

On April 4, 2006, we completed a private sale of $75.0 million of senior notes in the U.S. In connection with this sale of senior notes, we incurred issuance costs of $0.2 million.

During the year ended December 31, 2006, we used the combined proceeds from our share issuance and sale of senior notes as follows: (1) $65.0 million to repay amounts outstanding on our U.S. Credit Facility; (2) $14.2 million to repay bank debt acquired in connection with the third quarter 2006 acquisition of Fortun; and (3) the remainder was used to fund various 2006 acquisitions and to repay various other long-term debt obligations.

Dividends Paid. During the years ended December 31, 2006 and 2005, we paid cash dividends to our common shareholders of $10.3 million and $7.4 million, respectively. We have no formal dividend policy; the declaration and payment of quarterly dividends on our common shares are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay quarterly dividends depends on a number of factors, including, but not limited to, our quarterly results of operations, financial position, capital requirements, general business conditions, contractual restrictions, and other factors that our Board of Directors may consider relevant.

Subordinated Convertible Debentures. During June 2001, we issued to certain subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”) 8.5% subordinated convertible debentures in the amount of $35.0 million, which were due on June 28, 2007 (the “Fairfax notes”). The Fairfax notes were convertible by the holders at any time into our common shares at a price of C$17.00 per share. Beginning on June 28, 2006, we could require conversion of the Fairfax notes if, at any time, the weighted average closing price per share of our common shares on the Toronto Stock Exchange (“TSX”) equaled or exceeded C$19.00 per share for twenty consecutive trading days. On June 29, 2006, we exercised our conversion option, and on that date the Fairfax notes were converted into approximately 2.3 million of our common shares. This transaction did not result in any cash inflows or outflows.

Credit Facilities. As of December 31, 2006, we had no amounts outstanding under our $75.0 million U.S. Credit Facility or our C$12.0 million ($10.3 million U.S. dollars) Canadian Credit Facility.

Other Debt. As of December 31, 2006, we had outstanding $7.1 million of other notes payable and long-term debt primarily incurred by acquired insurance brokerages prior to our acquisition. We intend to repay these obligations as they become due using cash generated from operating activities, existing cash balances, or borrowings from our credit facilities.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	47

Contractual Obligations

As of December 31, 2006, minimum future cash payments due under contractual obligations were as follows (in thousands):

	2007	2008	2009	2010	2011	2012 and Thereafter	Total
Series A senior notes	$—	$—	$—	$—	$7,500	$—	$7,500
Series B senior notes	—	4,583	4,583	4,584	19,250	22,000	55,000
Senior notes	—	—	—	—	12,500	62,500	75,000
Various other notes payable and debt	3,296	2,352	1,486	—	—	—	7,134
Interest on long-term debt	9,539	9,333	8,973	8,629	6,341	11,201	54,016
Operating lease obligations	21,413	19,788	17,142	12,673	7,446	21,504	99,966

Total contractual cash obligations	$34,248	$36,056	$32,184	$25,886	$53,037	$117,205	$298,616

See Note 8 “Debt” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of the significant terms, conditions, and, if applicable, financial covenants related to our Series A and B senior notes, our senior notes, our credit facilities, and various other notes payable and long-term debt.

Interest on Long-term Debt.    Represents cash payments for interest due on long-term debt obligations based on outstanding principle balances and applicable interest rates in effect as of December 31, 2006.

Operating Lease Obligations.    We lease substantially all of our facilities and certain equipment under non-cancellable operating leases expiring at various dates through 2018. Lease terms are generally five years with one or more renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancellable operating leases.

Off-Balance Sheet Arrangements

On July 15, 2003, we entered into an interest rate swap agreement to effectively convert our fixed rate interest payments on the Series A senior notes of 5.71% and the Series B senior notes of 6.16% to a floating rate. The notional amount of the swap agreement is equal to the outstanding principle balance of our Series A and B senior notes. As a result of the swap agreement, we incurred interest expense of approximately $1.0 million during the year ended December 31, 2006, and realized interest expense savings of approximately $0.2 million during the year ended December 31, 2005. In accordance with Canadian GAAP, we account for the swap transaction using the synthetic instruments method. Under this method, we record the net interest expense on the swap and associated debt in our consolidated statement of earnings as if it were a single synthetic financial instrument. Also, under this method we do not recognize the estimated fair value of the interest rate swap arrangement on our consolidated balance sheets, which we have estimated to be approximately $4.0 million as of December 31, 2006, which also represents the amount that we would have to pay to terminate the swap as of this date.

As of December 31, 2006, we are not a party to any other significant off-balance sheet financing or contingent payment arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. As of December 31, 2006, we have no unconsolidated subsidiaries.

48	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Financial Position

Changes in Financial Position — December 31, 2006, compared to December 31, 2005

Selected consolidated balance sheet account changes from December 31, 2006, to December 31, 2005, were as follows:

	As of December 31,
	2006	2005	% Change
ASSETS
Current assets:
Cash and cash equivalents	$99,213	$70,118	41%
Accounts and other receivables, net	$283,415	$230,654	23%

Goodwill	$529,955	$421,158	26%
Other intangible assets	$152,455	$105,007	45%
Future income taxes, long-term	$14,154	$4,528	213%

LIABILITIES
Current liabilities:
Income taxes payable	$8,878	$4,344	104%

Subordinated convertible debentures	$—	$35,000	(100)%
Future income taxes, long-term	$27,345	$17,277	58%

STOCKHOLDERS' EQUITY
Share capital	$464,175	$270,199	72%
Contributed surplus	$22,469	$16,989	32%

Cash and Cash Equivalents. The increase in cash and cash equivalents was primarily attributable to (1) operating cash flows generated during the period, (2) proceeds from our public offering during 2006, and (3) proceeds from the sale of senior notes during 2006, offset, in-part, by cash paid in connection with business acquisitions and repayments of long-term debts.

Accounts and Other Receivables, net. The increase in accounts and other receivables, net was primarily attributable to amounts associated with brokerages acquired during 2006.

Goodwill and Other Intangible Assets. See our discussion included herein under the caption “Goodwill and Other Intangible Assets,” for a detail of the changes in goodwill and other intangible assets from December 31, 2005, to December 31, 2006.

Future Income Tax Assets and Liabilities, long-term. The increases in future income tax assets and liabilities, long-term, were primarily attributable to the reversal of long-term future tax liabilities as a result of the realization of previously deferred foreign exchange gains on long-term debt and the establishment of long-term future tax assets and liabilities related to intangible assets acquired during 2006.

Income Taxes Payable. The increase in income taxes payable was primarily attributable to the realization of previously deferred taxable foreign exchange gains on long-term debt.

Subordinate Convertible Debentures. On June 29, 2006, we exercised our conversion option on the Fairfax notes. As of that date, the Fairfax notes were converted into approximately 2.3 million of our common shares.

Share Capital and Contributed Surplus. See our discussion included herein under the caption “Shareholders’ Equity,” for a detail of the changes in share capital and contributed surplus from December 31, 2005, to December 31, 2006.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	49

Goodwill and Other Intangible Assets

As of December 31, 2006 and 2005, the carrying value of goodwill and the gross carrying value and total accumulated amortization of other intangible assets were as follows (in thousands):

	As of December 31,		Change
	2006	2005	$	%
Goodwill	$529,955	$421,158	$108,797	26%

Other intangible assets
Customer relationships, cost	180,091	116,878	63,213	54%
Non-competition covenants, cost	12,249	7,917	4,332	55%
Accumulated amortization	(39,885)	(19,788)	(20,097)	102%

Total other intangible assets, net	152,455	105,007	47,448	45%

Total goodwill and other intangible assets	$682,410	$526,165	$156,245	30%

The following sections should be read in conjunction with our discussions under the captions “Critical Accounting Estimates — ‘Business Acquisitions’ and ‘Review of Goodwill and Other Long-lived Assets for Impairment,’” included herein, which details our accounting for goodwill and other intangible assets.

Goodwill. The increase in goodwill is primarily attributable to $110.1 million of goodwill recorded in connection with 2006 business acquisitions, which includes amounts recorded in connection with hub brokerage acquisitions as follows; $43.5 million recorded in connection with our acquisition of CFGB, $20.5 million recorded in connection with our acquisition of Kaufman, and $18.5 million recorded in connection with our acquisition of Fortun.

During 2005, we recorded goodwill of $43.9 million in connection with various acquisitions. Of the total goodwill recorded during 2005, $18.0 million was recorded in connection with our acquisition of PLI, which is a personal lines insurance brokerage, and $2.5 million was recorded in connection with our acquisition of THB, which is a facultative reinsurance brokerage. PLI and THB represented our only hub brokerage acquisitions during 2005. In addition, during 2005 we acquired the assets of 13 other insurance brokerages, which were not significant, individually or in the aggregate, to our consolidated financial statements and recorded total goodwill of $23.4 million related to these acquisitions. The goodwill recorded in connection with our acquisitions of PLI and THB, relative to the significance of these acquisitions, is less than the amount of goodwill we have historically recorded for acquisitions of this magnitude due to (1) the fact that we allocated approximately 10% of the total purchase price of PLI to identifiable non-competition covenants, which is greater than our historical allocation percentage for insurance brokerage acquisitions, related to significant employee retention agreements in place prior to our acquisition, and (2) because of the unique nature of and unique risks related to THB’s business, we structured our acquisition of THB in a manner that minimized our initial purchase price, thus, minimizing the amount of goodwill recorded in connection with our acquisition of THB during 2005. We may be required to record additional goodwill in future periods as a result of contingent consideration arrangements in connection with our acquisition of THB.

Customer Relationships. We generally amortize customer relationship assets on a straight-line basis. For customer relationship intangible assets acquired in connection with hub brokerages during the fourth quarter of 2005 and during 2006, we refined our method to better align the amortization with the pattern of consumption of the expected benefits derived from client relationships existing as of the date of the acquisition. This change in estimate resulted in approximately $4.9 million of additional amortization expense recognized during the year ended December 31, 2006.

We amortize customer relationship assets over the estimated useful life, which we generally estimate to be between 10 and 15 years. Our determination of the useful life for customer relationship assets is based upon our

50	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

estimate of the timeframe over which the acquired customer relationship is expected to contribute directly or indirectly to the future cash flows of the acquired insurance brokerage.

The increase in customer relationships is primarily attributable to $64.6 million of customer relationship intangible assets recorded in connection with 2006 business acquisitions, which includes amounts recorded in connection with hub brokerage acquisitions as follows; $35.6 million recorded in connection with our acquisition of CFGB, $9.7 million recorded in connection with our acquisition of Kaufman, and $6.1 million recorded in connection with our acquisition of Fortun.

Non-competition Covenants. We amortize non-competition covenant assets on a straight-line basis over the estimated useful life, which generally includes for each applicable employee who is subject to a non-competition covenant (1) his or her effective term of employment plus (2) a contractually determined period, which typically ranges from two years to four years, after his or her employment is terminated. Upon the employee’s termination, we amortize the outstanding net book value of the related non-competition covenant on a straight-line basis over the applicable contractual period. Based on our historical experience, we estimate that the average useful life of our non-competition covenant assets is generally 16 years.

The increase in non-competition covenants is attributable to $4.3 million of non-competition covenant intangible assets recorded in connection with 2006 business acquisitions.

Intangible Asset Amortization. For the years ended December 31, 2006, 2005 and 2004, we recognized amortization for customer relationships and non-competition covenants as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Customer relationships	$18,447	$8,147	$5,290
Non-competition covenants	1,825	216	168

Total other intangible asset amortization expense	$20,272	$8,363	$5,458

As of December 31, 2006, estimated future amortization expense for customer relationships and non-competition covenants was as follows (in thousands):

	For the Year Ended December 31,
	2007	2008	2009	2010	2011	2012 and Thereafter
Customer relationships	$30,360	$24,956	$20,978	$16,615	$13,405	$36,393
Non-competition covenants	1,535	889	732	688	643	5,261

Total other intangible asset amortization expense	$31,895	$25,845	$21,710	$17,303	$14,048	$41,654

The schedule above of estimated future amortization expense does not include any estimates for other intangible assets that may be recorded as part of future acquisitions.

Shareholders’ Equity

We have an unlimited number of common shares authorized, of which 39,479,000 and 30,952,000 were issued and outstanding as of December 31, 2006 and 2005, respectively. During the second quarter of 2006, we completed a secondary public offering in the U.S. of 4.6 million common shares at a price of $26.25 per share. In addition, on June 29, 2006, we exercised our option to convert the $35.0 million of outstanding Fairfax notes into approximately 2.3 million of our common shares.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	51

The following table includes a reconciliation of the changes from December 31, 2005 to December 31, 2006, for each of the components that comprised our total shareholders’ equity balance as of December 31, 2006 (in thousands):

	Share Capital
	Issued Shares	No Par Value	Contributed Surplus	Cumulative Translation Account	Retained Earnings	Total
BALANCE, December 31, 2005	30,952	$270,199	$16,989	$31,893	$100,845	$419,926
Net earnings	—	—	—	—	50,931	50,931
Dividends paid	—	—	—	—	(10,297)	(10,297)

Share issued:
Share offering and acquisitions, net of issuance costs and cancellations	5,220	133,965	—	—	—	133,965
For contingent consideration	833	21,330	—	—	—	21,330
Upon conversion of Fairfax notes	2,290	35,000	—	—	—	35,000
Upon stock option exercises	117	1,765	—	—	—	1,765
Upon the release of RSUs	69	1,923	(1,923)	—	—	—

Share-based compensation	—	—	6,544	—	—	6,544

Windfall tax benefit	—	—	830	—	—	830

Translation of self-sustaining foreign operations	—	—	—	(800)	—	(800)
Other	(2)	(7)	29	—	—	22

BALANCE, December 31, 2006	39,479	$464,175	$22,469	$31,093	$141,479	$659,216

See our discussion herein under the caption “Liquidity, Capital Resources, and Financial Position — Sources and Uses of Cash — Financing Cash Flows” for information regarding shares issued during 2006 in connection with our share offering and the conversion of the Fairfax notes.

Share-Based Compensation. Under our Amended and Restated 2005 Equity Incentive Plan (the “equity incentive plan”), non-employee members of our Board of Directors, officers, and other employees may receive grants of, among other things, RSUs. We are authorized to grant shared-based awards under the equity incentive plan up to a maximum of 12 percent of our issued and outstanding common shares, as adjusted on a quarterly basis. As of December 31, 2006, we have reserved approximately 4.7 million of our common shares for the issuance of outstanding RSUs and the exercise of outstanding stock options. As of December 31, 2006, approximately 1.1 million of our common shares were available for grant under the equity incentive plan.

During 2006, under the equity incentive plan we granted 334,000 RSUs as follows:

•	7,000 granted to non-management members of our Board of Directors;

52	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

•	59,000 granted to the members of our EMT, and

•	268,000 granted to other, non-EMT employees, a majority of which were granted in connection with acquisitions.

As of December 31, 2006, we have outstanding RSUs with vesting terms ranging from 9 months to 120 months. During 2006, we did not grant any stock options under the equity incentive plan.

RELATED PARTY TRANSACTIONS

See Note 15 “Related Party Transactions” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a detailed discussion of our related party transactions.

MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our risk, including, from time to time, the use of derivative instruments. We do not use derivative financial instruments for speculative purposes.

Interest rate risk

As a result of our interest rate swap arrangement for our Series A and B senior notes, we are exposed to interest rate risk. The interest rate swap agreement effectively converted our fixed rate interest payments into floating rate payments. In addition, outstanding borrowings under our U.S. Credit Facility incur interest at a floating rate. As of December 31, 2006, we had no outstanding borrowings under our U.S. Credit Facility. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt as of December 31, 2006, will result in a decrease of our net earnings of approximately $0.4 million.

Exchange rate sensitivity

We are subject to foreign currency exchange exposures from current and anticipated transactions denominated in currencies other than the U.S. dollar and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, given the significance of our Canadian operations, whose functional currency is the Canadian dollar, we are subject to risks associated with fluctuations in the value of the Canadian dollar as compared to the U.S. dollar. A change in value of the Canadian dollar creates the potential for declines in our revenue and net earnings. Unrealized foreign currency translation gains and losses are recorded on our consolidated balance sheets in the cumulative translation account (“CTA”), and do not currently impact our net earnings.

The Canadian dollar is subject to volatility, and has experienced significant changes in its value compared to the U.S. dollar during 2002 through 2006. As of both December 31, 2006 and 2005, one U.S. dollar equaled $1.17 Canadian dollars. The table below summarizes the effect that a $0.01 increase or decrease in the value of the Canadian dollar as compared to the U.S. dollar would have had on our revenue, net earnings and CTA balance as of and for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands).

	As of and During the Year ended December 31,
	2006		2005		2004
Revenue	+/— $	1,694	+/— $	1,606	+/— $	1,582
Net earnings	+/— $	346	+/— $	256	+/— $	373
CTA	+/— $	2,084	+/— $	1,866	+/— $	2,604

The increasing proportionate distribution of our revenue derived from our U.S. operations, whose functional currency is the U.S. dollar, has, in part, offset our risk related to a decline in the Canadian dollar. We expect that

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	53

our U.S. operations will continue to increase as an overall portion of our business, further mitigating our foreign currency exchange sensitivity.

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Critical Accounting Estimates

We have identified the accounting estimates listed below as those that we believe require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. These accounting estimates are based on, among other things, our historical experience, terms of existing contracts and policies, our observance of trends in the insurance industry, information provided by our clients and other outside sources, as appropriate, and other factors that management believes to be relevant. Management has reviewed these critical accounting estimates and related disclosures with our independent auditor and the Audit Committee of our Board of Directors. This section should be read in conjunction with Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, which includes a discussion of these and other significant accounting policies.

Revenue Recognition

Our revenue is primarily derived from commissions collected from insurance carriers with whom we place insurance coverage on behalf of our clients. Our earned commission rates generally range from 5 percent to 20 percent of the policy premium. We generally receive two types of compensation from insurance carriers; (1) core commissions and (2) contingent commissions and volume overrides.

Core Commission Income. We generally recognize commission income earned upon the placement of insurance with an insurance carrier, as of the “effective date” of the policy unless at that time we are unable to reasonably determine the actual policy premium. In these circumstances, we defer the recognition of commission income until we are able to reasonably determine the amount of commission earned on the policy, which generally occurs on the date that the client is billed for the policy. The term “effective date” refers to the date from which protection is afforded to our client under an insurance policy. As of the effective date, we become entitled to the commission because the insurance coverage has been placed with the insurance carrier and the premium is owed by the client. In accordance with the revenue recognition criteria set forth in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletins (“SAB”) No. 101 and No. 104 Revenue Recognition in Financial Statements, as of the effective date we are entitled to commission income for the policy as our earnings process is substantially complete because we have performed all contracted services for our clients and substantially all of the related costs to produce, market, and place the coverage have been incurred.

We generally bill our clients in the same month that the effective date occurs. We have two primary types of billing arrangements: (1) direct billed commissions and (2) agency billed commissions.

Agency Billed Commissions. In an agency bill arrangement, we are responsible for billing and collecting premiums and fees due from our clients for insurance policies. We generally bill our clients on or before the effective date. We subsequently remit client premiums, net of our commission income earned, to the applicable insurance carrier.

Direct Billed Commissions. In a direct bill arrangement, our client is billed by the insurance carrier directly for any premiums or fees related to the policy. We are subsequently paid by the insurance carrier for our brokerage services, generally in the form of commission income. Accordingly, we do not bill or collect premiums or fees directly from our clients. For certain insurance coverages that are direct billed we must estimate revenue recognized during a given period due to the fact that we are unable to determine the actual revenue that will be recognized on the policy as of the effective date or we may not have received such information from the insurance carrier. We initially recognize revenue for these direct billed policies on a cash basis during the period and then we estimate revenue for earned but uncollected policies based on the historical average daily revenue earned on such policies over an estimated period representing the timeframe between the effective date of the policy and the date

54	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

we receive payment from the insurance carrier. We periodically evaluate our assumptions for estimated direct billed revenue and may make changes to our historical average daily revenue assumptions or estimated range of days between the effective date of the policy and payment date. Any routine changes to such assumptions would be considered changes in estimates.

We record commission income net of sub-broker commission expense. Sub-broker commission expense represents amounts paid by us to third-party insurance brokerages or non-employee individuals who assist us in placing insurance coverage for our clients.

Any adjustments to commission income earned, including but not limited to, those related to changes in commission rates, are recognized during the period in which they occur. In addition, we maintain an allowance for estimated policy cancellations and commission returns. We have established this allowance by applying our historical policy cancellation and commission return rates to current year commission income, adjusted for any known trends or factors that may indicate that historical experience may not be indicative of expected policy cancellation or commission return rates. Adjustments to the allowance for policy cancellations and commission returns are classified as a reduction of commission income in our consolidated statements of earnings. Our estimation of policy cancellations and commission returns is based on management’s judgment, and is regularly evaluated by management taking into consideration factors including, among other things, changes in the nature and volume of policies we place for clients, trends in actual and forecasted policy cancellations and commission returns, and current economic conditions that may affect the likelihood of client policy changes or cancellations. As of December 31, 2006 and 2005, our allowance for estimated policy cancellations and commission returns was $2.7 million and $2.0 million, respectively, or 0.56% and 0.50% of our total commission income during the years ended December 31, 2006 and 2005. During the years ended December 31, 2006, 2005 and 2004, we reduced commission income by $0.3 million, $0.1 million, and $0.5 million, respectively, as a result of adjustments to our allowance for policy cancellations and commission returns. If our actual policy cancellation and commission return rates are significantly different from our historical policy cancellation and commission return rates used to estimate our allowance for policy cancellations and policy returns, our actual commission income may be significantly affected. Our historical average policy cancellation and commission return rate has been approximately 0.17% of total annual commission income. If we had experienced an actual policy cancellation rate of 0.17% of our total commissions income during the year ended December 31, 2006, we would have decreased our total revenue during the year ended December 31, 2006, by approximately an additional $0.6 million.

Contingent Commissions and Volume Overrides. Based on arrangements that we have with certain insurance carriers, we may be entitled to contingent commissions and volume overrides. We generally earn contingent commissions and volume overrides based either upon the amount of business we place with an insurance carrier during a specific timeframe or upon the profits earned by an insurance carrier on the business we place with the carrier during a specific timeframe. We recognize contingent commissions and volume overrides during the period that the amounts are reasonably estimable, which generally occurs upon receipt of payment.

Other Income. Other income consists primarily of investment income earned on cash and trust cash balances, certain policy service fees, and income earned in connection with the financing of client premiums. Investment income is recognized as it is earned. Policy service fee revenue is recognized as of the effective date of the policy. Revenue related to the financing of client premiums is recognized during the period that the amounts are reasonably estimable, which generally occurs upon receipt of payment.

Allowance for Doubtful Accounts

In our capacity as an insurance broker, we collect premiums from clients and, after deducting our commissions, remit those premiums to the respective insurance carrier. We also collect claims or refunds from clients on behalf of insurance carriers. Uncollected premiums, uncollected claims or refunds from clients are recorded as accounts receivable on our consolidated balance sheets.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	55

Accounts receivable are stated at estimated net realizable values. We maintain an allowance for doubtful accounts based on the length of time receivables are past due and the financial health of specific clients. Adjustments to the allowance for doubtful accounts are classified as bad debt expense, which is a component of selling, occupancy, and administration expense in our consolidated statements of earnings. As of December 31, 2006 and 2005, our allowance for doubtful accounts was $2.4 million and $1.9 million, respectively, or 1.22% and 1.25% of our client premium receivable balance as of December 31, 2006 and 2005. During the years ended December 31, 2006, 2005 and 2004, we recorded bad debt expense of $0.8 million, $0.7 million, and $0.3 million, respectively. If our actual write-offs of client premium receivables were significantly different from our estimated bad debt expense, our actual operating results may be significantly affected. Historically, our allowance for doubtful accounts balance has been approximately 0.77% of our total client premiums receivable balance, If we had experienced an actual allowance for doubtful accounts balance of 0.77% of our total client premiums receivable balance as of December 31, 2006, we would have decreased our total selling, occupancy, and administration expense during the year ended December 31, 2006, by approximately $0.9 million.

Business Acquisitions

We account for business acquisitions using the purchase method, whereby the results of acquired businesses are included in our consolidated financial results from the date of acquisition going forward. In connection with a business acquisition, we may enter into an agreement with the management or shareholders of the acquired business to pay consideration that is contingent on maintaining or achieving specified revenue, earnings, or other financial performance measures in future periods. We record such contingent consideration as goodwill on our consolidated balance sheets when the contingency is resolved and the consideration is issued or becomes issuable. In certain circumstances, we may make payments to non-shareholders as consideration for the acquired business with the characteristics of compensation. We account for such payments as compensation expense in our consolidated statements of earnings. When such compensation payments are made by issuing our common shares, we apply the policies discussed under the caption “Share-based Compensation” included in Note 2 “Summary of Significant Accounting Policies,” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The estimation of fair value for such compensation arrangements may be based on significant estimates. The use of different estimates could produce results that are significantly different than our results of operations.

In connection with a business acquisition, we allocate the total purchase price to the estimated fair values of acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. We determine the fair value of acquired tangible and intangible assets and assumed liabilities using various valuation methods, including, but not limited to, net realizable values, quoted market prices, and discounted cash flows. For significant business acquisitions, we engage qualified third party valuators to assist us in conducting such fair value valuations. The use of assumptions and estimates is inherent in each of these valuation methods. Valuation methods and their underlying assumptions and estimates are based on management’s judgment. The use of different judgments, estimates, or assumptions could produce different allocations of the purchase price and, as a result, different results of operations.

We generally determine the amount of purchase price for an acquisition allocated to customer relationships as the sum of the discounted expected future net commissions cash flows that will be generated by the acquired entities’ current customer base, with consideration given to, among other things, the remaining economic lives of such relationships, renewal history, and associated expenses. For those acquisition transactions that include non-competition covenants, we determine the amount of purchase price allocated to the non-competition covenants using an “income approach,” with consideration given to, among other things, the economic benefits associated with having the covenants in place versus the potential damages that would ensue absent the covenants.

Review of Goodwill, and Other Long-Lived Assets for Impairment

Goodwill represents the excess of cost over fair value of identifiable net assets acquired through business acquisitions. In accordance with Canadian and U.S. GAAP, goodwill is not amortized but, instead, is reviewed for

56	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill we must (1) allocate acquired goodwill to reporting units, (2) make assumptions regarding the fair value of our reporting units, and (3) determine if an indicator of goodwill impairment exists by comparing the carrying value of our reporting units with the estimated fair value. If we determine that an indicator of goodwill impairment exists for any of our reporting units, we must then quantify the actual goodwill impairment charge, if any, by comparing the carrying value of goodwill to its estimated fair value, based on the fair value of the reporting units’ assets and liabilities as of the impairment test date.

The use of assumptions and estimates is inherent in our determination of our reporting unit’s fair value. The valuation method and the underlying assumptions and estimates are based on management’s judgment. The use of different judgments, estimates and assumptions could produce different results in the application of the impairment tests and, as a result, significantly different results of operations.

We have completed our annual review of goodwill for impairment as of January 1, 2007, 2006 and 2005. The results of the tests indicated no goodwill impairment, as, for all reporting units, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of the fair value of each of our reporting units was based primarily on historical operating results and market multiples.

On an ongoing basis, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

The estimation of the useful economic lives and the selection of estimates and assumptions used in conducting impairment tests require the exercise of judgment. The use of different judgments, estimates and assumptions could produce different results in the application of the impairment tests of the assets and, as a result, significantly different results of operations.

Income Taxes

Both Canadian and U.S. GAAP require the recognition of future income tax assets and liabilities based upon the expected future income tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases by applying statutory income tax rates expected to be in effect when the asset or liability is settled. We reduce the carrying amount of future income tax assets, including the expected future benefit of operating loss carry forwards, by a valuation allowance if it is more likely than not that some portion of the future income tax asset will not be realized.

When assessing the need for a valuation allowance, we consider projected future, as well as historical taxable income, prudent and feasible tax planning strategies, and the future reversal of existing taxable temporary differences. Should a change in circumstances lead to a change in our judgments about the reliability of future tax assets in future years, we would adjust the related valuation allowances in the period that the change in circumstances occurs, along with a corresponding charge or credit to income.

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

If actual results are not consistent with our estimates and judgments, our results of operations could be significantly different than reported. Our effective tax rate in a given period may be significantly impacted by these estimates and judgments.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	57

Contingencies

We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and estimability of contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage, and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

Self-Insured Liabilities

In the ordinary conduct of our business, we are subject to various claims and lawsuits that arise primarily from alleged errors and omissions in connection with the placement of insurance. While we currently believe that such claims and lawsuits, individually or in aggregate, will not have a significant adverse impact on our financial position, cash flows, or results of operations, these claims and lawsuits are subject to inherent uncertainties, and management’s view of these matters may change in the future. We are self-insured for certain losses related to errors or omission claims. Our reserve estimate of self-insured losses for errors or omissions claims is based on a third party actuarial estimate of our expected future losses primarily based on our actual claims history. In addition, we are self-insured for certain general insurance deductibles and a portion of our group medical insurance. Our reserve estimate of self-insured group medical insurance costs covers incurred but not reported claims and is based on actual claims history over an estimated time period between the date a claim is incurred and the date that it is reported to our plan administrator. The amounts in excess of our self-insured levels are fully insured by third parties, subject to certain limitations and exclusions. We periodically evaluate our assumptions used to calculate self-insured reserves and may make changes to such assumptions in the future. Any routine changes to such assumptions would be considered changes in estimates. As of December 31, 2006 and 2005, we have recorded reserves for all self-insurance exposures of approximately $10.4 million and $7.1 million, respectively, which are included as a component of accounts payable and accrued liabilities on our consolidated balance sheets.

Periodically, management reviews its assumptions and valuations to determine the adequacy of our self-insured reserves. Uncertainty is associated with our self-insured liabilities because management must make estimates and apply judgments to estimate the ultimate cost to settle reported claims and incurred but not reported claims as of our balance sheet date. If actual results are not consistent with our estimates and judgments, our results of operations could be significantly different than reported results.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” and Note 19 “Reconciliation to U.S. GAAP and Effect of New U.S. GAAP Accounting Pronouncements” of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, for a discussion of recent Canadian and U.S. GAAP accounting announcements that may affect our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — ‘Market Risk,’” which is included in Part II, Item 7 of this Annual Report on Form 10-K, is incorporated herein by reference.

58	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	59

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934 to provide reasonable assurance regarding the reliability of our financial reporting and preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.

Management has used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”) to evaluate the effectiveness of our internal control over financial reporting.

Based upon the evaluation under the framework in the COSO Report, management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2006, and has concluded that such internal control over financial reporting was effective.

In conducting management’s assessment of the effectiveness of our internal controls over financial reporting, management has excluded Fortun Insurance Agency (“Fortun”), R.D.K Management, Inc. (doing business as Kaufman & Kaufman Insurance, “Kaufman”), and three brokerages (the “CFG Brokerages” or “CFGB”) acquired from Citizens Financial Group Inc. from its assessment of internal control over financial reporting as of December 31, 2006, because these brokerages were acquired by us in purchase business combinations during the year ended December 31, 2006. Fortun, Kaufman, and CFGB are wholly-owned subsidiaries of Hub whose total assets and total revenues represent 18% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP, who has audited our consolidated financial statements for the year ended December 31, 2006, has also audited management’s assessment of the effectiveness of our internal control over financial reporting as at December 31, 2006, as stated in their report which appears in Part II, Item 8 and is incorporated by reference in Part II, Item 9A of this Annual Report on Form 10-K.

/s/ MARTIN P. HUGHES	/s/ JOHN P. GRAHAM
Martin P. Hughes	John P. Graham
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
February 25, 2007	February 25, 2007

60	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF HUB INTERNATIONAL LIMITED

We have completed integrated audits of Hub International Limited’s 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006. Our opinions, based on our audits, are presented below.

Consolidated financial statements

We have audited the accompanying consolidated balance sheets of Hub International Limited (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of the Company’s financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in accordance with Canadian generally accepted accounting principles.

Internal control over financial reporting

We have also audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under item 8, that the Company maintained effective control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	61

assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Fortun Insurance Agency (“Fortun”), R.D.K Management, Inc. (doing business as Kaufman & Kaufman Insurance, “Kaufman”) and three brokerages (the “CFG Brokerages” or “CFGB”) acquired from Citizens Financial Group Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because these brokerages were acquired by the Company in purchase business combinations during the year ended December 31, 2006. We have also excluded Fortun, Kaufman, and CFGB from our audit of internal control over financial reporting. Fortun, Kaufman, and CFGB are wholly-owned subsidiaries of the Company whose total assets and total revenues represent 18% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2007

62	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Hub International Limited

Consolidated Balance Sheets

(In thousands of U.S. dollars)

	As of December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$99,213	$70,118
Trust cash	112,188	113,349
Accounts and other receivables, net	283,415	230,654
Income taxes receivable	3,009	6,001
Future income taxes	6,598	4,971
Prepaid expenses	8,212	6,436

Total current assets	512,635	431,529
Goodwill	529,955	421,158
Other intangible assets, net	152,455	105,007
Property and equipment, net	30,682	28,160
Future income taxes	14,154	4,528
Other assets	13,344	10,971

Total assets	$1,253,225	$1,001,353

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$413,102	$384,174
Income taxes payable	8,878	4,344
Current maturities of long-term debt and capital leases	3,296	4,910
Future income taxes	50	359

Total current liabilities	425,326	393,787

Long-term debt and capital leases	141,338	135,363
Subordinated convertible debentures	—	35,000
Future income taxes	27,345	17,277

Total liabilities	594,009	581,427

Commitments and contingencies

Shareholders' equity:
Share capital	464,175	270,199
Contributed surplus	22,469	16,989
Cumulative translation account	31,093	31,893
Retained earnings	141,479	100,845

Total shareholders' equity	659,216	419,926

Total liabilities and shareholders' equity	$1,253,225	$1,001,353

(The accompanying notes form an integral part of these consolidated financial statements.)

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	63

Hub International Limited

Consolidated Statements of Earnings

(In thousands of U.S. dollars, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Revenue:
Commission income	$483,245	$389,907	$323,150
Contingent commissions and volume overrides	44,722	40,454	21,705
Other	15,934	12,195	10,226

Total revenue	543,901	442,556	355,081

Expenses:
Compensation *	314,690	282,163	216,596
Selling, occupancy, and administration	101,057	82,843	71,948
Intangible asset amortization	20,272	8,363	5,458
Interest expense	12,250	10,656	7,406
Depreciation	9,692	8,714	7,242
(Gain) on disposal of subsidiaries, property and equipment, and other assets	(644)	(2,943)	(1,923)
(Gain) on forgiveness of debt	—	(4,500)	—
Loss on foreign exchange forward contract	—	555	—
Loss on write-off of trademarks	—	—	2,587

Total operating expenses	457,317	385,851	309,314

Net earnings from continuing operations before Provision for income taxes	86,584	56,705	45,767

Provision (benefit) for income taxes:
Current	36,701	29,791	19,784
Future	(1,048)	1,167	200

Total provision for income taxes	35,653	30,958	19,984

Net earnings from continuing operations	50,931	25,747	25,783
Net earnings (loss) from discontinued operations, net of taxes	—	(29)	461

Net earnings	$50,931	$25,718	$26,244

Earnings per share — Basic:
Net earnings from continuing operations	$1.41	$0.84	$0.85
Net earnings from discontinued operations	—	—	0.02

Net earnings	$1.41	$0.84	$0.87

Earnings per share — Diluted:
Net earnings from continuing operations	$1.35	$0.76	$0.79
Net earnings from discontinued operations	—	—	0.01

Net earnings	$1.35	$0.76	$0.80

Weighted average shares outstanding (in thousands):
Basic	36,054	30,561	30,246

Diluted	38,523	36,619	35,305

* Compensation includes:
Employee cash compensation	$295,951	$246,263	$195,706
Talbot earnout compensation	12,176	28,716	14,388
Other non-cash share-based compensation	6,563	7,184	6,502

	$314,690	$282,163	$216,596

(The accompanying notes form an integral part of these consolidated financial statements.)

64	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Hub International Limited

Consolidated Statements of Retained Earnings

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2006	2005	2004
Retained earnings, beginning of year	$100,845	$82,502	$62,356
Net earnings	50,931	25,718	26,244
Dividends	(10,297)	(7,375)	(6,098)

Retained earnings, end of year	$141,479	$100,845	$82,502

(The accompanying notes form an integral part of these consolidated financial statements.)

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	65

Hub International Limited

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$50,931	$25,718	$26,244
Items not affecting cash:
Depreciation and amortization expense	29,964	17,342	12,786
Gain on disposal of subsidiaries, property, equipment, and other assets	(644)	(2,913)	(1,880)
Total compensation for Talbot earnout	12,176	28,716	14,388
Cash paid for Talbot earnout	—	(16,434)	—
Other non-cash share-based compensation	6,563	7,184	6,502
Gain on forgiveness of debt	—	(4,500)	—
Loss on write-off of trademarks	—	—	2,587
Future income taxes	(1,048)	1,271	130
Non-cash working capital items
Trust cash	9,124	(34,219)	(3,351)
Accounts and other receivables, net	(6,089)	(33,451)	16,024
Prepaid expenses	(1,555)	(259)	(1,303)
Accounts payable and accrued liabilities	(16,107)	54,739	(12,024)
Other assets	516	515	512
Income taxes payable	2,778	2,304	(2,646)

Net cash flows from operating activities	86,609	46,013	57,969

Cash flows from investing activities:
Business acquisitions, net of cash received	(150,070)	(66,145)	(94,307)
Business dispositions	1,734	5,127	7,454
Purchases of property and equipment	(10,586)	(7,982)	(7,293)
Proceeds on the sale of property and equipment	92	26	159
Premium financing receipts	23,780	—	—
Premium financing disbursements	(15,053)	—	—
Other	891	5,068	687

Net cash flows used for investing activities	(149,212)	(63,906)	(93,300)

Cash flows from financing activities:
Payments of bank debt	(15,221)	—	—
Proceeds from the issuance of long-term debt	130,018	10,000	65,000
Payments of long-term debt and capital leases obligations	(129,881)	(18,907)	(11,326)
Proceeds from share issue, net of costs	114,862	15	—
Proceeds from the exercise of stock options	1,765	4,542	497
Windfall tax benefit	436	—	—
Dividends paid	(10,297)	(7,375)	(6,098)

Net cash flows from (used for) financing activities	91,682	(11,725)	48,073

Effect of foreign currency exchange rate changes on cash and cash equivalents:	16	1,532	3,410

Net increase (decrease) in cash and cash equivalents	29,095	(28,086)	16,152
Cash and cash equivalents, beginning of the year	70,118	98,204	82,052

Cash and cash equivalents, end of the year	$99,213	$70,118	$98,204

(The accompanying notes form an integral part of these consolidated financial statements.)

66	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Hub International Limited

Notes To Consolidated Financial Statements

For the years ended December 31, 2006, 2005, and 2004

(in thousands of U.S. dollars, except per share amounts or as otherwise indicated)

1.	Nature of operations and recent significant transactions

As used in these financial statements, the terms “Hub,” “we,” “us,” and “our” refer to Hub International Limited and our wholly-owned subsidiaries, unless otherwise expressly stated.

As used in these financial statements, the terms “dollars” or “$” refer to United States (“U.S.”) dollars and the terms “Canadian dollars” and “C$” refer to Canadian dollars, unless otherwise expressly stated. We publish our consolidated financial statements and the notes to our consolidated financial statements in U.S. dollars.

Nature of Operations

Hub is a leading insurance broker in North America, providing a broad array of products and services to our clients, including, but not limited to, property and casualty, life and health, employee benefits, and risk management. We focus on both commercial and personal client accounts in the U.S. and Canada, which we serve through our approximately 3,820 employees in approximately 200 offices, using a variety of retail and wholesale distribution channels. Since our founding in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired approximately 135 insurance brokerages, establishing a strong presence in the northeastern, midwestern, and western U.S. and in the Canadian provinces of Ontario, Quebec, and British Columbia. We have increased our revenue from $38.7 million during 1998 to $543.9 million during 2006. Approximately 78% of our revenue increase during this period was attributable to acquired brokerages. Approximately 72% of our total revenue during 2006 was attributable to our U.S. based operations. Our common shares are listed under the symbol HBG on both the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).

Recent Significant Transactions

U.S. Public Offering.    During the second quarter 2006, we completed a secondary public offering in the U.S. of 4.6 million common shares at a price of $26.25 per share. Cash proceeds from this offering, net of issuance costs of $5.9 million, were approximately $114.9 million, of which approximately $56.0 million was used to repay long-term debt during the second quarter 2006. The remainder of the cash proceeds were primarily used to fund certain 2006 business acquisitions.

Conversion of Subordinated Convertible Debentures.    During June 2001, we issued to certain subsidiaries of Fairfax Financial Holdings Limited (“Fairfax”) 8.5% convertible subordinated debentures in the amount of $35.0 million, which were due June 28, 2007 (the “Fairfax notes”). The Fairfax notes were convertible by the holders at any time into our common shares at a price of C$17.00 per share. Beginning on June 28, 2006, we could require conversion of the Fairfax notes if, at any time, the weighted average closing price per share of our common shares on the TSX equaled or exceed C$19.00 per share for twenty consecutive trading days. On June 29, 2006, we exercised our conversion option and on that date the Fairfax notes were converted into approximately 2.3 million of our common shares.

2.	Summary of significant accounting policies

Except as otherwise indicated, our consolidated financial statements and the notes to our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”), which differs in certain respects from accounting principles generally accepted in the U.S. (“U.S. GAAP”). See Note 19 “Reconciliation to U.S. GAAP and Effect of New U.S. GAAP Accounting Pronouncements” of these notes to our consolidated financial statements for a reconciliation of our Canadian GAAP consolidated financial statements to U.S. GAAP.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	67

a. Basis of Presentation

These consolidated financial statements include the accounts of Hub and our wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

b. Estimates and Assumptions

The preparation of financial statements in conformity with Canadian and U.S. GAAP, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amount of revenue and expenses during the reported period. The principal estimates used in the preparation of these financial statements include, among others, the determination of the provision for cancelled policies relating to revenue recognition, the recognition of certain revenue for direct bill arrangements, the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets acquired in connection with business acquisitions, the valuations of liabilities established as of the date of business acquisitions, fair values used for reporting units when testing for goodwill and other intangible asset impairment, the estimation of the useful lives of definite-lived intangible assets, the measurement of non-cash share-based compensation, the measurement of income tax liabilities and the recoverability of future income tax assets, and the measurement of self-insured liabilities and certain contingent liabilities. Actual results could differ from these estimates.

c. Revenue Recognition

Our revenue is primarily derived from commissions collected from insurance carriers with whom we place insurance coverage on behalf of our clients. Our earned commission rates generally range from 5 percent to 20 percent of the policy premium. We generally receive two types of compensation from insurance carriers; (1) core commissions and (2) contingent commissions and volume overrides.

Core Commission Income. We generally recognize commission income earned upon the placement of insurance with an insurance carrier, as of the “effective date” of the policy unless at that time we are unable to reasonably determine the actual policy premium. In these circumstances, we defer the recognition of commission income until we are able to reasonably determine the amount of commission earned on the policy, which generally occurs on the date that the client is billed for the policy. The term “effective date” refers to the date from which protection is afforded to our client under an insurance policy. As of the effective date, we become entitled to the commission because the insurance coverage has been placed with the insurance carrier and the premium is owed by the client. In accordance with the revenue recognition criteria set forth in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletins (“SAB”) No. 101 and No. 104 Revenue Recognition in Financial Statements, as of the effective date we are entitled to commission income for the policy as our earnings process is substantially complete because we have performed all contracted services for our clients and substantially all of the related costs to produce, market, and place the coverage have been incurred.

We generally bill our clients in the same month that the effective date occurs. We have two primary types of billing arrangements: (1) agency billed commissions and (2) direct billed commissions.

Agency Billed Commissions.    In an agency bill arrangement, we are responsible for billing and collecting premiums and fees due from our clients for insurance policies. We generally bill our clients on or before the effective date. We subsequently remit client premiums, net of our commission income earned, to the applicable insurance carrier.

Direct Billed Commissions.    In a direct bill arrangement, our client is billed by the insurance carrier directly for any premiums or fees related to the policy. We are subsequently paid by the insurance carrier for our brokerage

68	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

services, generally in the form of commission income. Accordingly, we do not bill or collect premiums or fees directly from our clients. For certain insurance coverages that are direct billed we must estimate revenue recognized during a given period due to the fact that we are unable to determine the actual revenue that will be recognized on the policy as of the effective date or we may not have received such information from the insurance carrier. We initially recognize revenue for these direct billed policies on a cash basis during the period and then we estimate revenue for earned but uncollected policies based on the historical average daily revenue earned on such policies over an estimated period representing the timeframe between the effective date of the policy and the date we receive payment from the insurance carrier.

We record commission income net of sub-broker commission expense. Sub-broker commission expense represents amounts paid by us to third-party insurance brokerages or non-employee individuals who assist us in placing insurance coverage for our clients.

Any adjustments to commission income earned, including, but not limited to those related to changes in commission rates, are recognized during the period that they occur. In addition, we maintain an allowance for estimated policy cancellations and commission returns. We have established this allowance by applying our historical policy cancellation and commission return rates to current year commission income, adjusted for any known trends or factors that may indicate that historical experience may not be indicative of expected policy cancellation or commission return rates. Adjustments to the allowance for policy cancellations and commission returns are classified as a reduction of commission income in our consolidated statements of earnings. Our estimation of policy cancellations and commission returns is based on management’s judgment, and is regularly evaluated by management, taking into consideration factors including, among other things, changes in the nature and volume of policies we place for clients, trends in actual and forecasted policy cancellations and commission returns, and current economic conditions that may affect the likelihood of client policy changes or cancellations.

Contingent Commissions and Volume Overrides.    Based on arrangements that we have with certain insurance carriers, we may be entitled to contingent commissions and volume overrides. We generally earn contingent commissions and volume overrides based either upon the amount of business we place with an insurance carrier during a specific timeframe or upon the profits earned by an insurance carrier on the business we place with the carrier during a specific timeframe. We recognize contingent commissions and volume overrides during the period that the amounts are reasonably estimable, which generally occurs upon receipt of payment.

Other Income.    Other income consists primarily of investment income earned on cash and trust cash balances, certain policy service fees, and income earned in connection with the financing of client premiums. Investment income is recognized as it is earned. Policy service fee revenue is recognized as of the effective date of the policy. Revenue related to the financing of client premiums is recognized during the period that the amounts are reasonably estimable, which generally occurs upon receipt of payment.

d. Business Acquisitions

We account for business acquisitions using the purchase method, whereby the results of acquired businesses are included in our consolidated financial results from the date of acquisition going forward. In connection with a business acquisition, we may enter into an agreement with the management or shareholders of the acquired business to pay consideration that is contingent on maintaining or achieving specified revenue, earnings, or other financial performance measures in future periods. We record such contingent consideration as goodwill on our consolidated balance sheets when the contingency is resolved and the consideration is issued or becomes issuable. In certain circumstances, we may make payments to non-shareholders as consideration for the acquired business with the characteristics of compensation. We account for such payments as compensation expense in our consolidated statements of earnings. When such compensation payments are made by issuing our common shares, we apply the policies discussed herein under the caption “Share-based Compensation.”

In connection with a business acquisition, we allocate the total purchase price to the estimated fair values of acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. We determine the

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	69

fair value of acquired tangible and intangible assets and assumed liabilities using various valuation methods, including, but not limited to, net realizable values, quoted market prices, and discounted cash flows. For significant business acquisitions, we engage qualified third party valuators to assist us in conducting such fair value valuations.

e. Foreign Currency Translation

While we operate primarily in the U.S., a significant portion of our operations are derived from our subsidiaries that operate in Canada. The functional currency of our Canadian operations, including our parent company, which holds certain U.S. dollar denominated debt, is the Canadian dollar. Our Canadian-based operations are self-sustaining. The assets and liabilities of our Canadian-based subsidiaries as of December 31, 2006 and 2005, have been translated into U.S. dollars at the year-end exchange rate. For the years ended December 31, 2006, 2005 and 2004, revenue and expenses of our Canadian-based subsidiaries have been translated into U.S. dollars at average exchange rates in effect at the time that the underlying transaction occurred. Unrealized gains or losses resulting from such translation are deferred and included on our consolidated balance sheet as a component of shareholders’ equity under the caption “Cumulative Translation Account” (“CTA”). In addition, certain U.S. dollar denominated debt held by our Canadian parent company has been designated as a hedge against our investment in our U.S. operations. Thus, transaction gains and losses related to this U.S. dollar denominated debt are recorded on our consolidated balance sheet as a component of our CTA.

f. Fair Value of Financial Instruments

Our financial instruments primarily consist of cash and cash equivalents, accounts receivable and payable, and long-term debt. The carrying value of current assets and liabilities reasonably approximate their fair values due to the short maturity periods. The carrying values of our debt obligations reasonably approximate their fair values as the stated interest rates approximate current market interest rates of debt with similar terms.

g. Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with a term of maturity of less than 90 days as of the date of acquisition.

h. Trust Cash

Trust cash includes premiums collected from clients, less commissions and other deductions, but not yet remitted to insurance carriers. Our use of trust cash is restricted by contractual obligations and by laws in certain states and provinces in which we operate. As permitted by law, we generally invest trust cash balances in interest bearing accounts and earn interest income on trust cash balances during the time between our receipt of the cash from our customers and the time the cash is remitted to the insurance carrier. Other deductions from premiums collected include advance payments to carriers, as well as advance claim payments and return premiums to clients. Cash held in trust is shown separately on our consolidated balance sheets under the caption “Trust Cash.” We report changes in our trust cash balances as a change in non-cash working capital in our determination of cash provided from operating activities in our consolidated statement of cash flows.

i. Accounts Receivable and Payable

In our capacity as an insurance broker, we collect premiums from clients and, after deducting our commissions, remit those premiums to the respective insurance carrier. We also collect claims or refunds from clients on behalf of insurance carriers. Uncollected premiums, claims, or refunds from clients are recorded as accounts receivable on our consolidated balance sheets.

Unremitted insurance premiums and claims are held in a fiduciary capacity as trust cash. The obligation to remit these funds is recorded as accounts payable on our consolidated balance sheets. The period for which we hold these funds is dependant upon the time between the date the client remits to us the payment and the date we are required to forward such payment to the insurance carrier.

70	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Accounts receivable are stated at estimated net realizable values. We maintain an allowance for doubtful accounts based on the length of time receivables are past due and the financial health of specific customers. In certain circumstances, we may be able to mitigate our risk of loss relating to the non-collection of client premium receivables by cancellation of the underlying insurance policy.

j. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized over the estimated economic useful lives of the related assets, using the following depreciation and amortization methods:

Property and Equipment Category	Estimated Useful Life	Depreciation and Amortization Methodology
Computer hardware and software	3 to 5 years	Straight-line or 30 percent declining balance

Furniture, fixtures, and office equipment	5 to 7 years	Straight-line or 20 percent declining balance

Leasehold improvements	Shorter of (1) the term of the related lease or (2) the estimated economic useful life	Straight-line

Upon the disposition of property and equipment through either sale or retirement, we remove both the cost and related accumulated depreciation or amortization from our consolidated balance sheet accounts and any gain or loss recognized upon disposition is recorded in our consolidated statements of earnings. Maintenance, repairs, minor renewals, and betterments are expensed as incurred; major improvements are capitalized.

k. Goodwill

Goodwill represents the excess of cost over fair value of identifiable net assets acquired through business acquisitions. In accordance with Canadian and U.S. GAAP, goodwill is not amortized but, instead, is reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill we must (1) allocate acquired goodwill to reporting units, (2) make assumptions regarding the fair value of our reporting units, and (3) determine if an indicator of goodwill impairment exists by comparing the carrying value of our reporting units with the estimated fair value. If we determine that an indicator of goodwill impairment exists for any of our reporting units, we must then quantify the actual goodwill impairment charge, if any, by comparing the carrying value of goodwill to its estimated fair value, based on the fair value of the reporting units’ assets and liabilities as of the impairment test date.

We have completed our annual review of goodwill for impairment as of January 1, 2007, 2006 and 2005. The results of the tests indicated no goodwill impairment, as, for all reporting units, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of the fair value of each of our reporting units was based primarily on historical operating results and market multiples.

l. Long-lived Assets

On an ongoing basis, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred that have resulted in us having to recognize a significant impairment loss. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	71

m. Contingencies

We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. In addition, we accrue for legal fees incurred in defense of asserted litigation and regulatory matters as such legal fees are incurred. To the extent it is probable under our existing insurance coverage that we are able to recover losses and legal fees related to contingencies, we record such recoveries concurrently with the accrual of the related loss or legal fees. Significant management judgment is required to estimate the amounts of such contingent liabilities and the related insurance recoveries. In our determination of the probability and estimability of contingent liabilities and related insurance recoveries we consider the following: litigation exposure based on currently available information, consultations with external legal counsel, adequacy and applicability of existing insurance coverage, and other pertinent facts and circumstances regarding the contingency. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

n. Interest Rate Swap

We account for interest rate swap arrangements with respect to our outstanding long-term debt using the synthetic instruments method. Under this method we record the net interest on the swap and associated debt in our consolidated statement of earnings as if it were a single synthetic financial instrument. Also, under this method we do not recognize the estimated fair value of the interest rate swap arrangement on our consolidated balance sheets.

o. Share-based Compensation

For share-based payments to employees, non-employee directors, and in certain circumstances in connection with an acquisition, including grants of restricted share units (“RSUs”) and stock options, we recognize compensation expense in our consolidated statements of earnings based on the estimated fair value of the equity or liability instruments issued. The fair value of RSUs is equal to the fair market value of our common shares as of the date of grant. The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We recognize the fair value of share-based awards as compensation expense during the vesting period of the underlying awards using the straight-line method. We estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from those estimates.

p. Future Income Taxes

Both Canadian and U.S. GAAP require the recognition of future income tax assets and liabilities based upon the expected future income tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases by applying statutory income tax rates expected to be in effect when the asset or liability is settled. We reduce the carrying amount of future income tax assets, including the expected future benefit of operating loss carry forwards, by a valuation allowance if it is more likely than not that some portion of the future income tax asset will not be realized.

q. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, which are included in selling, occupancy, and administration expense in our consolidated statements of earnings, were approximately $6.7 million, $5.2 million, and $4.8 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

r. Effect of New Canadian GAAP Accounting Pronouncements

The Accounting Standards Board issued Canadian Institute of Chartered Accounts (“CICA”) handbook section 1530 Comprehensive Income (“CICA 1530”). CICA 1530 introduced a new requirement to temporarily exclude certain gains and losses from the calculation of net earnings and, instead, present such amounts as a component of

72	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

shareholders’ equity under the caption Comprehensive Income. CICA 1530 is meant to remove certain inconsistencies between Canadian and U.S. GAAP and is effective for year ends beginning on or after January 1, 2007. We currently report comprehensive income in accordance with U.S. GAAP as presented in Note 19 “Reconciliation to U.S. GAAP and Effect of New U.S. GAAP Accounting Pronouncements” of these notes to our consolidated financial statements.

3.	Business acquisitions and dispositions

Our overall business and growth strategy includes the regular and systematic evaluation and acquisition of insurance brokerages in new and existing markets. An insurance brokerage, due to the nature of its operations, typically maintains a low capital to earnings ratio, which generally results in our recognizing significant goodwill and other intangible assets in connection with such acquisitions.

We generally pay a significant portion of the consideration for acquisitions in cash. In addition to cash, we generally issue our common shares as consideration for the acquired business. Consideration paid in the form of our common shares is based on the fair market value of our common shares as traded on the NYSE or the TSX, and is defined and calculated pursuant to the acquisition agreement. In addition, previous owners of certain acquired entities are entitled to contingent consideration if certain revenue or profitability targets are met after the acquisition date. See Note 9 “Commitments and contingencies,” of these notes to our consolidated financial statements for a discussion of significant contingent consideration arrangements.

As previously discussed, we account for business acquisitions using the purchase method, whereby the results of acquired businesses are included in our consolidated financial results from the date of acquisition going forward.

2006 Acquisitions and Dispositions

On April 1, 2006, we acquired 100% of the issued and outstanding membership interests of three brokerages (the “CFG Brokerages” or “CFGB”) from Citizens Financial Group Inc., for approximately $80.8 million. CFGB’s offices are located in Pennsylvania and Massachusetts. Our acquisition of CFGB increases our presence in Pennsylvania and New England.

On August 1, 2006, we acquired the assets of the Fortun Insurance Agency, Inc. (“Fortun”), which included 100% of the issued and outstanding shares of a Fortun premium financing subsidiary, for approximately $26.2 million. Fortun is based in Coral Gables, Florida. Fortun is our first hub brokerage located in the southeastern U.S.

On October 1, 2006, we acquired the assets of R.D.K Management, Inc. (doing business as Kaufman & Kaufman Insurance, “Kaufman”), for approximately $28.2 million. Kaufman is based in Salt Lake City, Utah and specializes in transportation related insurance coverage.

In addition, during 2006 we acquired the assets of 16 other insurance brokerages, which were not significant individually or in the aggregate to our consolidated financial statements.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	73

The purchase price, including acquisition costs, for each of our 2006 acquisitions has been preliminarily allocated to the estimated fair values of acquired tangible and intangible assets and assumed liabilities, including goodwill, as summarized in the table below. Subsequent adjustments may be made to the purchase price allocation based upon, among other things, finalization of our tangible and intangible asset valuations. The table below also summarizes the consideration we paid for each acquisition and the number of our common shares, if any, issued as consideration for the acquisition.

	CFGB	Fortun	Kaufman	Other	Total
	(In thousands)
Current assets	$26,539	$27,104	$10,123	$7,761	$71,527
Intangible assets subject to amortization:
Customer relationships	35,594	6,118	9,700	13,150	64,562
Non-competition covenants	493	376	899	2,565	4,333

Total intangible assets subject to amortization	36,087	6,494	10,599	15,715	68,895

Goodwill	43,523	18,503	20,539	27,511	110,076
Property, equipment, and other assets	1,645	493	161	219	2,518

Total assets acquired	107,794	52,594	41,422	51,206	253,016

Current liabilities	23,299	12,219	9,412	7,640	52,570
Bank debt	—	14,236	986	—	15,222
Long-term debt and capital leases	1,826	—	4,123	2,187	8,136

Total liabilities assumed	25,125	26,455	14,521	9,827	75,928

Net fair value of assets acquired	$82,669	$26,139	$26,901	$41,379	$177,088

Consideration:
Cash	$82,857	$21,107	$17,072	$30,480	$151,525
Payable (Receivable)	(188)	32	16	953	813
Debt	—	—	2,999	2,507	5,506
Common shares, at market value	—	5,000	6,814	7,430	19,244

Total consideration paid or payable	$82,669	$26,139	$26,901	$41,379	$177,088

Number of common shares issued as consideration	—	192	237	278	707

During 2006, we repaid in full the $14.2 million bank debt assumed as part of the Fortun acquisition.

We expect that approximately $78.2 million of the goodwill identified in the table above will be deductible for income tax purposes.

Goodwill in the “Other” column above of $27.5 million includes $7.4 million primarily related to goodwill arising from contingent consideration payments earned on certain prior year acquisitions and $19.2 million related to certain current and prior year acquisitions.

During 2006, we disposed of certain of our insurance brokerage subsidiaries by selling 100% of the issued and outstanding shares or the assets of the subsidiary. In connection with such dispositions, we received proceeds of $1.7 million and recognized a gain on disposal of subsidiaries of $0.2 million. None of the subsidiaries that we disposed of during 2006 were significant, individually or in the aggregate, to our consolidated financial statements.

2005 Acquisitions and Dispositions

On May 2, 2005, we acquired 100% of the issued and outstanding shares of THB Intermediaries, Inc. (“THB”), for approximately $5.6 million. The acquisition of THB represented our first hub brokerage that specializes in the facultative reinsurance brokerage market, with offices in New York, Los Angeles, Chicago, and Dallas.

74	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

On October 1, 2005, we acquired 100% of the issued and outstanding shares of Personal Lines Insurance Brokerage, Inc. (“PLI”) from The Chubb Corporation, for approximately $38.7 million. Our acquisition of PLI expanded our position in the personal insurance market across most of the U.S.

In addition, during 2005 we acquired the assets of 13 other insurance brokerages, which were not significant, individually or in the aggregate, to our consolidated financial statements taken as a whole.

The purchase price, including acquisition costs, for each of these acquisitions has been allocated to the estimated fair values of acquired tangible and intangible assets and assumed liabilities, including goodwill, as summarized in the table below. The table below also summarizes the consideration we paid for each acquisition and the number of our common shares, if any, issued as consideration for the acquisition.

	THB	PLI	Other	Total
	(In thousands)
Current assets	$33,373	$11,794	$4,264	$49,431
Intangible assets subject to amortization:
Customer relationships	1,750	13,238	5,983	20,971
Non-competition covenants	—	3,313	485	3,798

Total intangible assets subject to amortization	1,750	16,551	6,468	24,769

Goodwill	2,492	18,000	23,445	43,937
Property, equipment, and other assets	611	411	580	1,602

Total assets acquired	38,226	46,756	34,757	119,739

Current liabilities assumed	32,660	8,097	4,846	45,603

Net fair value of assets acquired	$5,566	$38,659	$29,911	$74,136

Consideration:
Cash	$4,859	$38,409	$25,275	$68,543
Payable	—	250	2,740	2,990
Common shares, at market value	707	—	1,896	2,603

Total consideration paid or payable	$5,566	$38,659	$29,911	$74,136

Number of common shares issued as consideration	36	—	104	140

We expect that approximately $41.0 million of the goodwill identified in the table above will be deductible for income tax purposes.

Goodwill in the “Other” column above of $23.4 million includes $9.3 million primarily related to goodwill arising from adjustments to preliminary purchase price allocations and contingent consideration payments earned on certain prior year acquisitions.

In anticipation of funding an acquisition during 2005, we entered into a foreign exchange forward contract to convert Canadian dollars to U.S. dollars. The difference between the forward rate contracted and the spot rate as of the date of conversion resulted in us incurring a foreign exchange loss of $0.6 million, which is included in our consolidated statement of earnings for the year ended December 31, 2005.

During 2005, we disposed of certain of our insurance brokerage subsidiaries by selling 100% of the issued and outstanding shares or the assets of the subsidiary. In connection with such dispositions, we received proceeds of $5.4 million and recognized a gain on disposal of subsidiaries of $2.5 million. None of the subsidiaries that we disposed of during 2005 were significant, individually or in the aggregate, to our consolidated financial statements.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	75

2004 Acquisitions and Dispositions

On April 1, 2004, we acquired 100% of the issued and outstanding membership interests of Bush, Cotton & Scott, LLC. (“BCS”) for approximately $14.8 million. BCS is located in Seattle, Washington, and specializes in providing general insurance and surety bonding for construction firms. BCS has subsequently become Hub Northwest.

On July 1, 2004, we acquired, for approximately $93.9 million Talbot Financial Corporation (“Talbot”). As part of the Talbot acquisition, we purchased 100% of the common shares of Satellite Acquisition Corporation (“Satellite”), a corporation formed by the senior management of Talbot, which we refer to as the “Talbot Management Group.” In turn, Satellite purchased 100% of the issued and outstanding common shares of Talbot from Safeco Corporation. Talbot is located in Albuquerque, New Mexico. Our acquisition of Talbot expanded our geographic footprint across several states in the southwestern and western U.S. See Note 9 “Commitments and Contingencies — Contingent Consideration in Connection with Business Acquisitions,” of these notes to our consolidated financial statements for a detailed discussion of contingent consideration arrangements we entered into in connection with our acquisition of Talbot.

In addition, during 2004 we acquired the assets of five other insurance brokerages, which were not significant, individually or in the aggregate, to our consolidated financial statements taken as a whole.

The purchase price, including acquisition costs, for each of these acquisitions has been allocated to the estimated fair values of acquired tangible and intangible assets and assumed liabilities, including goodwill, as summarized in the table below. The table below also summarizes the consideration we paid for each acquisition and the number of our common shares, if any, issued as consideration for the acquisition.

	Talbot	BCS	Other	Total
	(In thousands)
Current assets	$49,639	$4,702	$358	$54,699
Intangible assets subject to amortization:
Customer relationships	44,163	6,891	1,641	52,695
Non-competition covenants	569	774	108	1,451

Total intangible assets subject to amortization	44,732	7,665	1,749	54,146

Goodwill	48,649	9,932	10,722	69,303
Property, equipment, and other assets	8,316	96	95	8,507

Total assets acquired	151,336	22,395	12,924	186,655

Current liabilities	41,261	4,803	146	46,210
Long-term debt and capital leases	16,129	2,826	—	18,955

Total liabilities assumed	57,390	7,629	146	65,165

Net fair value of assets acquired	$93,946	$14,766	$12,778	$121,490

Consideration:
Cash	$93,946	$11,966	$10,798	$116,710
Payable	—	—	1,447	1,447
Common shares, at market value	—	2,800	533	3,333

Total consideration paid or payable	$93,946	$14,766	$12,778	$121,490

Number of common shares issued as consideration	—	152	29	181

We expect that approximately $67.8 million of the goodwill identified in the table above will be deductible for income tax purposes.

Goodwill in the “Other” column above of $10.7 million includes $3.1 million primarily related to goodwill arising from adjustments to preliminary purchase price allocations and contingent consideration payments earned on certain prior year acquisitions.

76	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

During 2004, we disposed of certain of our insurance brokerage subsidiaries by selling 100% of the issued and outstanding shares or the assets of the subsidiary. In connection with such dispositions, we received proceeds of $9.2 million and recognized a gain on disposal of subsidiaries of $2.1 million. None of the subsidiaries that we disposed of during 2004 were significant, individually or in the aggregate, to our consolidated financial statements.

4.	Accounts and other receivables

Accounts and other receivables consist of the following as of December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006	2005
Client premiums receivable	$195,074	$153,883
Commissions receivable	51,325	41,186
Client premiums receivable from financing activities	22,125	1,037
Claims receivable	11,115	27,513

	279,639	223,619
Less: allowance for doubtful accounts	(2,375)	(1,931)
Less: allowance for policy cancellations	(2,704)	(1,964)

Total accounts receivable, net	274,560	219,724
Other receivables	8,855	10,930

Total accounts and other receivables	$283,415	$230,654

A summary of the activity in our allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	For the Years ending December 31,
	2006	2005	2004
Balance, January 1,	$1,931	$1,436	$1,086
Charged to expense	769	702	309
Deductions for amounts previously charged to expense	(844)	(485)	(896)
Acquired balances	519	278	937

Balance, December 31,	$2,375	$1,931	$1,436

A summary of the activity in our allowance for policy cancellations for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	For the Years ending December 31,
	2006	2005	2004
Balance, January 1,	$1,964	$1,876	$1,343
Charged as a reduction of revenue	269	57	533
Acquired balances	471	31	—

Balance, December 31,	$2,704	$1,964	$1,876

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	77

5.	Property and equipment

The estimated cost basis and accumulated depreciation of property and equipment as of December 31, 2006 and 2005, are as follows (in thousands):

	As of December 31, 2006			As of December 31, 2005
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$39,929	$(25,883)	$14,046	$34,300	$(22,821)	$11,479
Furniture, fixtures, and office equipment	24,018	(14,083)	9,935	22,103	(12,395)	9,708
Leasehold improvements	14,145	(7,444)	6,701	13,636	(6,663)	6,973

Total property and equipment, net	$78,092	$(47,410)	$30,682	$70,039	$(41,879)	$28,160

Included in computer equipment as of December 31, 2006 and 2005, were computer software assets with a net book value of $5.4 million and $5.9 million, respectively. During the years ended December 31, 2006, 2005 and 2004, we incurred depreciation expense for computer software assets of $2.3 million, $2.4 million, and $1.9 million, respectively.

As of December 31, 2006 and 2005, the net book value of property and equipment held under capital leases was not significant.

6.	Goodwill and other intangible assets

As of December 31, 2006 and 2005, the gross carrying amount, accumulated amortization, and weighted average remaining useful lives of intangible assets, other than goodwill, are as follows (dollars in thousands):

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer Relationships	$180,091	$(37,384)	$142,707	$116,878	$(19,109)	$97,769
Non-competition covenants	12,249	(2,501)	9,748	7,917	(679)	7,238

Total other intangible assets	$192,340	$(39,885)	$152,455	$124,795	$(19,788)	$105,007

We generally amortize customer relationship assets on a straight-line basis. For customer relationship intangible assets acquired in connection with hub brokerages during the fourth quarter of 2005 and during 2006, we refined our method to better align the amortization with the pattern of consumption of the expected benefits derived from client relationships existing as of the date of the acquisition. This change in estimate resulted in approximately $4.9 million of additional amortization expense recognized during the year ended December 31, 2006.

We amortize customer relationship assets over the estimated useful life, which we generally estimate to be between 10 and 15 years. Our determination of the useful life for customer relationship assets is based upon our estimate of the timeframe over which the acquired customer relationship is expected to contribute directly or indirectly to the future cash flows of the acquired insurance brokerage.

78	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

We amortize non-competition covenant assets on a straight-line basis over the estimated useful life. The estimated useful life generally includes, for each applicable employee who is subject to a non-competition covenant, (1) his or her effective term of employment plus (2) a contractually determined period, which typically ranges from two years to four years, after his or her employment is terminated. Upon the employee’s termination, we amortize the net book value of the related non-competition covenant on a straight-line basis over the applicable contractual period. Based on our historical experience, we estimate that the average useful life of our non-competition covenant assets is generally 16 years.

Increases to other intangible assets during the years ended December 31, 2006 and 2005, as a result of business acquisitions, excluding business dispositions, are as follows (dollars in thousands):

	Weighted Average Amortization Period for 2006 Acquisitions	For the Year ending December 31,
		2006	2005
Customer relationships	11.8 years	$64,562	$20,971
Non-competition covenants	15.5 years	4,333	3,798

Total increase in other intangible assets	12.1 years	$68,895	$24,769

For the years ended December 31, 2006, 2005 and 2004, amortization expense for other intangible assets is as follows (in thousands):

	For the Year ending December 31,
	2006	2005	2004
Customer relationships	$18,447	$8,147	$5,290
Non-competition covenants	1,825	216	168

Total amortization expense	$20,272	$8,363	$5,458

As of December 31, 2006, estimated total future amortization expense for other intangible assets is as follows (in thousands):

For the Year Ended December 31,	Estimated Future Amortization Expense
2007	$31,895
2008	25,845
2009	21,710
2010	17,303
2011	14,048
2012 and thereafter	41,654

Total	$152,455

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	79

Changes in the carrying amount of goodwill during the years ended December 31, 2006 and 2005, by reportable segment are as follows (in thousands):

	U.S.	Canada	Total
Balance as of December 31, 2004	$281,354	$95,322	$376,676
Goodwill acquired pursuant to business acquisitions	41,256	2,681	43,937
Goodwill related to business dispositions	(497)	(2,041)	(2,538)
Effect of foreign currency exchange rate changes	—	3,083	3,083

Balance as of December 31, 2005	322,113	99,045	421,158
Goodwill acquired pursuant to business acquisitions	103,430	6,646	110,076
Goodwill related to business dispositions	(1,177)	(154)	(1,331)
Effect of foreign currency exchange rate changes	—	52	52

Balance as of December 31, 2006	$424,366	$105,589	$529,955

As of December 31, 2006, we expect that approximately $350.0 million of our total goodwill balance will be deductible in future periods for income tax purposes.

7.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006	2005
Insurance premiums payable	$288,639	$230,178
Accrued payroll and related benefits	32,490	36,171
Commissions payable	29,767	35,705
Compensation payable related to Talbot earnout	19,822	26,670
Claims payable	13,710	33,694
Self-insured liabilities	10,351	7,127
Other accounts payable and accrued liabilities	18,323	14,629

Total accounts payable and accrued liabilities	$413,102	$384,174

8.	Debt

Our outstanding debt balances as of December 31, 2006 and 2005, consist of the following (in thousands):

	As of December 31,
	2006	2005
Series A Senior Notes, with interest at 5.71%	$7,500	$10,000
Series B Senior Notes, with interest at 6.16%	55,000	55,000
Senior notes, with interest at 6.43%	75,000	—
U.S. Credit Facility	—	65,000
Term loan	—	2,300
Other notes payable, long-term debt, and capital leases	7,134	7,973

	144,634	140,273
Less: current portion	(3,296)	(4,910)

Total long-term debt less current maturities	$141,338	$135,363

80	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

As of December 31, 2006, future annual principal payments of our outstanding debt obligations are as follows (in thousands):

For the Year Ended December 31,	Future Principal Payments
2007	$3,296
2008	6,935
2009	6,069
2010	4,584
2011	39,250
2012 and thereafter	84,500

Total	$144,634

Series A and Series B Senior Notes

As of December 31, 2006, we have outstanding $62.5 million aggregate principal amount of unsecured senior notes issued June 10, 2003. The senior notes were issued in two series. “Series A” represents $7.5 million aggregate principal amount of 5.71% senior notes with interest due semi-annually in June and December, and principal of $7.5 million due April 14, 2011. “Series B” represents $55.0 million aggregate principal amount of 6.16% senior notes with interest due semi-annually in June and December, and principal of $4.6 million due annually June 15, 2008, through June 15, 2010; $19.3 million due June 15, 2011; and $11.0 million due June 15, 2012 and 2013. The senior notes were sold on a private basis in the U.S. to institutional accredited investors. During the second quarter of 2006, we repaid $2.5 of the Series A senior notes. We incurred approximately $1.5 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized over the term of the notes.

Under the provisions of our Series A and Series B senior notes, we are limited in our ability to take certain actions, including, among other things, incurring other senior or subordinated debt in excess of specified amounts, and selling or disposing of assets or subsidiaries in excess of certain amounts. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a minimum level of consolidated net worth, a maximum consolidated debt to capitalization percentage of 45%, and a minimum interest coverage ratio of 3:1. As of December 31, 2006, we are in compliance with all covenants governing these senior notes.

On July 15, 2003, we entered into an interest rate swap agreement to effectively convert our fixed rate interest payments on the Series A senior notes of 5.71% and the Series B senior notes of 6.16% to a floating rate. The notional amount of the swap agreement is equal to the outstanding principle balance on our Series A and B notes. As a result of the swap agreement, we incurred interest expense of approximately $1.0 million during the year ended December 31, 2006, and realized interest expense savings of approximately $0.2 million during the year ended December 31, 2005. In accordance with Canadian GAAP, we account for the swap transaction using the synthetic instruments method. Under this method we record the net interest expense on the swap and associated debt in our consolidated statement of earnings as if it were a single synthetic financial instrument. Also, under this method we do not recognize the estimated fair value of the interest rate swap arrangement on our consolidated balance sheets, which we have estimated to be approximately $4.0 million as of December 31, 2006, and represents the amount that we would have to pay to terminate the swap as of this date.

Senior Notes

As of December 31, 2006, we have outstanding $75.0 million aggregate principal amount of unsecured senior notes issued April 4, 2006. The notes were issued at 6.43% with interest payable quarterly in January, April, July, and October and principal of $12.5 million due annually beginning April 4, 2011, through April 4, 2016. The senior notes were sold on a private basis in the U.S. We incurred approximately $0.2 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized over the term of the notes.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	81

Under the provisions of our senior notes, we are limited in our ability to take certain actions, including, among other things, incurring other senior or subordinated debt in excess of specified amounts, and selling or disposing of assets or subsidiaries in excess of certain amounts. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a minimum level of consolidated net worth, a maximum consolidated debt to capitalization percentage of 45%, and a minimum interest coverage ratio of 3:1. As of December 31, 2006, we are in compliance with all covenants governing these senior notes.

Credit Facilities

U.S. Credit Facility.    As of December 31, 2006, we have an unsecured credit facility with a Canadian financial institution (the “U.S. Credit Facility”). On April 4, 2006, we simultaneously terminated the U.S. Credit Facility and entered into a new unsecured credit facility with terms identical to the original U.S. Credit Facility. Under our U.S. Credit Facility, we may borrow up to the U.S. dollar equivalent of $75.0 million under a revolving credit facility. We may prepay outstanding loans under the U.S. Credit Facility at any time and without penalty. The stated maturity of our U.S. Credit Facility is April 4, 2007. If we do not extend the U.S. Credit Facility on April 4, 2007, any outstanding borrowings on the facility will be converted into a three-year non-revolving loan with interest at 0.25 percentage points greater than the interest rate applicable for our U.S. Credit Facility.

Borrowings under the U.S. Credit Facility bear interest at variable interest rates per annum that are tied to the U.S. prime rate and the LIBOR rate as follows:

(1)	the higher of the U.S. prime rate plus 100 basis point, or

(2)	the LIBOR rate plus 112.5 basis points.

In addition, we are charged a commitment fee of 0.20% per annum on undrawn balances under our U.S. Credit Facility.

As of December 31, 2006, we have no revolving loans outstanding under our U.S. Credit Facility. As of December 31, 2006 and 2005, respectively, the LIBOR rate was 5.32% and 4.39% and the U.S. prime rate was 8.25% and 7.25%.

Under our U.S. Credit Facility, we are limited in our ability to take certain actions, including, among other things, incurring other senior or subordinated debt in excess of specified amounts, and selling or disposing of assets or subsidiaries in excess of certain amounts. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a minimum level of consolidated net worth, a maximum consolidated debt to capitalization percentage of 45%, and a minimum interest coverage ratio of 3:1. As of December 31, 2006, we are in compliance with all covenants of the facility.

Canadian Credit Facility.    We have entered into an unsecured credit facility with a Canadian financial institution (the “Canadian Credit Facility”). Under our Canadian Credit Facility, we may borrow up to C$12.0 million (which is equivalent to $10.3 million U.S. dollars as of December 31, 2006) in Canadian dollars under a revolving credit facility. We may prepay outstanding loans under the Canadian Credit Facility at any time and without penalty. There is no stated maturity under the Canadian Credit Facility; borrowing under the Canadian Credit Facility are payable on demand. Borrowings under the Canadian Credit Facility bear interest at a variable interest rate per annum that is tied to the U.S. base bank rate, which was 9.25% and 7.75%, respectively, as of December 31, 2006 and 2005, plus 50 basis points. We are not charged a commitment fee on undrawn balances under our Canadian Credit Facility. We have no financial covenants related to our Canadian Credit Facility.

As of December 31, 2006, we have no revolving loans outstanding under our Canadian Credit Facility.

Term Loan

In connection with our acquisition of Talbot during 2004, we assumed a $4.1 million term loan bearing interest at variable rates and maturing in December 31, 2007. We prepaid this amount in full in December 2006.

82	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Other Notes Payable, Long-term Debt, and Capital Leases

Other notes payable, long-term debt, and capital leases consists primarily of amounts assumed in connection with certain business acquisitions. Certain property and equipment of our subsidiaries is pledged as collateral in amounts not less than the combined outstanding secured balance of other notes payable, long-term debt, and capital leases as of December 31, 2006 and 2005. The outstanding secured balance of other notes payable, long-term debt, and capital leases held by such subsidiaries as of December 31, 2006 and 2005, is $2.1 million and $2.7 million, respectively.

Subordinated convertible debentures

During June 2001, we issued to certain subsidiaries of Fairfax 8.5% convertible subordinated debentures in the amount of $35.0 million, which were due June 28, 2007. The Fairfax notes were convertible by the holders at any time into our common shares at a price of C$17.00 per share. Beginning on June 28, 2006, we could require conversion of the Fairfax notes if, at any time, the weighted average closing price per share of our common shares on the TSX equaled or exceed C$19.00 per share for twenty consecutive trading days. On June 29, 2006, we exercised our conversion option, and on this date the Fairfax notes were converted into approximately 2.3 million of our common shares. See Note 15 “Related Party Transactions,” of these notes to our consolidated financial statements for a discussion of this and other related party transactions with Fairfax.

9.	Commitments and contingencies

Litigation and Investigations

We are a party to the following investigations and pending legal proceedings that are outside the scope of ordinary routine litigation and investigations incidental to our business.

Contingent Commission Arrangements Investigations

As previously disclosed, the insurance brokerage industry in general, and certain of our subsidiaries, are the subject of ongoing investigations by various states’ attorneys general and insurance regulators, with respect to contingent commission arrangements between insurance carriers and insurance brokers and certain other practices.

As previously disclosed, HUB Northeast, formerly known as Kaye Insurance Associates, Inc., one of our subsidiaries, received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. From August 2004 to December 31, 2006, various of our other subsidiaries, received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire and Quebec. To date, management is unaware of any incidents of falsifying or inflating insurance quotes or other illegal practices. States’ attorneys general and insurance departments continue their investigations of various industry practices. In February 2007 we received a request from the office of the Massachusetts Attorney General requiring us to provide certain information, primarily relating to carrier relationships of HUB New England. We are in the process of complying with this request. We continue to review our practices in light of these investigations and resulting charges brought against other insurance brokers.

We have fully cooperated with inquiries from the states’ attorneys’ general and departments of insurance. Due to the inherent uncertainties of such investigations, we cannot predict the outcome of these investigations. As of December 31, 2006, we have not recorded a liability for possible losses related to these investigations as we are unable, at this time, to reasonably estimate the probability of an unfavorable outcome or a possible loss or range of losses. An unfavorable outcome, including the possible restriction or termination of contingent compensation agreements, could have a significant adverse effect on our business, results of operations, cash flows, and financial position. We have evaluated these matters in connection with our ongoing evaluation of goodwill and other intangible assets for impairment, when applicable.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	83

Federal and State Class Action Litigation

In re Insurance Brokerage Antitrust Litigation.    As previously disclosed, in October, 2004, we were first named as a defendant in a federal class action lawsuit. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” A number of substantially similar federal class actions were filed against us and many other defendants. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred these and other class action lawsuits in which we were not named to the District of New Jersey. In August 2005 and February 2006, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey and styled In re Insurance Brokerage Antitrust Litigation. In addition, certain of our subsidiaries have been named as additional defendants. The case has now been divided into two cases, one for employee benefits and the other for commercial insurance. A small number of allegations specifically pertaining to us have been added, but remain vague. The judge in these actions has permitted discovery to take place, which is continuing. We dispute the allegations made in these lawsuits and are vigorously defending these cases.

Hogan Marren, Ltd. v. Hub International Limited, et al.    As previously disclosed, on January 21, 2005, we and our affiliates were named as defendants in a class action filed in the Circuit Court of Cook County, Illinois. The named plaintiff is a Chicago law firm that obtained its professional liability insurance through the Chicago office of what is now Hub Midwest and claims that an undisclosed contingent commission was received with respect to its policy. We dispute the allegations of this lawsuit and are vigorously defending this case.

Due to the inherent uncertainties of litigation, we cannot predict the outcome of these matters. As of December 31, 2006, we have not recorded a liability for possible losses related to these class action lawsuits as we are unable, at this time, to reasonably estimate the probability of an unfavorable outcome or a possible loss or range of losses. As of December 31, 2006, we have recorded a liability related to legal defense costs in connection with these matters, offset, in-part, by expected insurance proceeds, which we have deemed to be reasonable and estimable. An unfavorable outcome of any one or more of these matters could result in a significant judgment or imposition of liability against us and could have a significant adverse impact on our business, results of operations, cash flows, and financial position. In addition, the cost of defending against these lawsuits, and diversion of our management’s attention, may be significant and could have a significant adverse impact on our business, results of operations, cash flows, and financial position. We have evaluated these matters in connection with our ongoing evaluation of goodwill and other intangible assets for impairment, when applicable.

Other Litigation

In addition to the legal proceedings and other matters discussed above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business. While we currently believe that such claims, individually or in aggregate, will not have a significant adverse impact on our financial position, cash flows, or results of operations, these litigations and other claims are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a significant adverse impact on our business, reputation, financial position, cash flows, and results of operations.

Contingent Consideration in Connection with Business Acquisitions

Talbot Earnout.    As previously disclosed, and as discussed in Note 3 “Business Acquisitions and Dispositions,” in these notes to our consolidated financial statements, on July 1, 2004, we completed the acquisition of Talbot. The special shares of Satellite were retained by the Talbot Management Group as a mechanism through which these individuals could be rewarded for retention and future performance. We agreed to purchase one-third of the special shares of Satellite each during 2005, 2006, and 2007 at a price contingent on Talbot’s financial performance during the preceding calendar year (the “Talbot earnout”). Under the agreement, we have the discretion to pay the Talbot earnout, if payable, with cash, issuances of our common shares or a combination thereof. Individual members of the Talbot Management Group who are no longer employed by Talbot, for any reason, as of the date

84	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

that a Talbot earnout is due are not entitled to share in that or any future earnout payments. No member of the Talbot Management Group was a shareholder of Talbot or received any portion of the purchase price paid to Safeco Corporation. Accordingly, we determined that the Talbot earnout arrangement is, in substance, a performance-based contingent compensation arrangement, and, thus, have recorded the Talbot earnout payments as a charge to compensation expense over the period that the payments are earned. In accordance with the Talbot earnout, the Talbot Management Group is being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the applicable three years. Upon our distribution of the final Talbot earnout payment on March 31, 2007, we will have purchased 100% of the special shares of Satellite from the Talbot Management Group. We estimate that total compensation expense to be incurred in accordance with the Talbot earnout agreement will be approximately $57.3 million.

On September 30, 2005, we made the first Talbot earnout payment of $16.4 million in cash. This payment was based upon Talbot’s earnings for the year ended December 31, 2004.

On March 31, 2006, we made the second Talbot earnout payment of $19.0 million by issuing 746,000 of our common shares to the Talbot Management Group. This payment was based upon Talbot’s earnings for the year ended December 31, 2005.

The final Talbot earnout payment of approximately $21.8 million will be made on March 31, 2007, and will be based upon Talbot’s earnings for the year ended December 31, 2006. The final payment will most likely be made in cash.

During the years ended December 31, 2006, 2005 and 2004, we recognized compensation expense in connection with the Talbot earnout of $12.2 million, $28.7 million, and $14.4 million, respectively.

As of December 31, 2006, we have recognized total Talbot earnout compensation expense of $55.3 million, of which $19.8 million remains payable and is included as a component of accounts payable and accrued liabilities on our consolidated balance sheet.

Other Acquisitions.    In connection with various other business acquisitions completed through December 31, 2006, we may be obligated to pay contingent consideration up to a maximum of approximately $44.5 million in cash and $12.0 million in our common shares. This estimate is based upon management’s best estimate as of December 31, 2006, of acquired brokerages achieving certain financial and operational targets. These contingent payments are payable on various dates through October 2011 according to the terms and conditions of each individual purchase agreement. Any contingent consideration, in addition to this amount, will be recorded as an adjustment to goodwill once the contingency is resolved. As of December 31, 2006, we have recorded, as a component of accounts payable and accrued liabilities, earned but unpaid contingent consideration of $4.0 million, which is payable in cash.

Executive Share Purchase Plan Loans

Following our formation in 1998, we introduced the Executive Share Purchase Plan (“ESPP”) to allow certain of our executives and other key employees to purchase our common shares. Under the ESPP, certain participants obtained loans from a Canadian chartered bank to purchase our common shares. We have fully guaranteed repayment of such loans and each of the loans is fully collateralized by the applicable common shares purchased by the employee. These loans mature on various dates during 2009 and 2010 and bear interest at a rate of Canadian prime plus 0.5%. Shares purchased under the ESPP are owned by the participant; however, transfer of the applicable shares is restricted, with shares vesting ratably over the term of the loan.

As of December 31, 2006 and 2005, we have guaranteed outstanding loans under the ESPP totaling $3.8 million and $3.9 million, respectively. As collateral, these individuals have pledged 369,000 and 383,000 of our common shares as of December 31, 2006 and 2005, respectively, which have an aggregate market value as of December 31, 2006 and 2005, of $11.6 million and $9.9 million. The interest rate in effect for these loans as of December 31, 2006 and 2005, was 6.50% and 5.54%, respectively. During the years ended December 31, 2006, 2005, and 2004,

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	85

we paid Interest on these loans in the amount of $0.3 million, $0.2 million, and $0.2 million, respectively, which we recognize as compensation expense.

Leases

We lease substantially all of our facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2018. Lease terms are generally five years with one to two renewal options for extended terms. We are required to make additional payments under facility operating leases for taxes, insurance, and other operating expenses incurred during the lease period.

Certain of our leases contain rent escalation and lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are considered by us in determining total rent expense to be recognized during the lease term, which begins with the date we take control of the leased space. Renewal options are considered by us in evaluating the overall term of the lease. Differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as a current liability on our consolidated balance sheet.

Rent expense, exclusive of related taxes, insurance, and maintenance costs and net of sublease rental income of $1.4 million, $1.4 million, and $1.5 million, respectively, for the years ended December 31, 2006, 2005 and 2004, totaled $21.5 million, $16.7 million, and $14.0 million.

As of December 31, 2006, aggregate future minimum lease payments, net of expected sub-lease receipts, under operating leases are as follows (in thousands):

For the Year Ended December 31,	Estimated Future Minimum Lease Payments, net
2007	$21,413
2008	19,788
2009	17,142
2010	12,673
2011	7,446
2012 and thereafter	21,504

Total	$99,966

Self-Insured Risks

In the ordinary conduct of our business, we are subject to various claims and lawsuits that arise primarily from alleged errors and omissions in connection with the placement of insurance. While we currently believe that such claims and lawsuits, individually or in aggregate, will not have a significant adverse impact on our financial position, cash flows, or results of operations, these claims and lawsuits are subject to inherent uncertainties, and management’s view of these matters may change in the future. We are self-insured for certain losses related to errors or omission claims. In addition, we are self-insured for certain general insurance deductibles and a portion of our group medical insurance. The amounts in excess of our self-insured levels are fully insured by third parties, subject to certain limitations and exclusions. As of December 31, 2006 and 2005, we have recorded reserves for all self-insurance exposures of approximately $10.4 million and $7.1 million, respectively, which are included as a component of accounts payable and accrued liabilities on our consolidated balance sheets.

10.	Income taxes

Our provision for income taxes for the years ending December 31, 2006, 2005 and 2004, totaled $35.7 million, $31.0 million, and $20.0 million, respectively, resulting in an effective tax rate of 41%, 55%, and 44% for the years then ended.

86	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

During the years ended December 31, 2006, 2005 and 2004, the provision for income taxes differs from the result that would have been obtained by applying the combined Canadian statutory federal and provincial income tax rate of 36.12%, as follows (in thousands):

	For the Year ended December 31,
	2006	2005	2004
Provision for income taxes at statutory rates	$31,274	$20,482	$16,531
Non-deductible share-based compensation expense	5,040	11,012	6,044
Income earned outside of Canada	(1,555)	(1,215)	(1,536)
Other	894	679	(1,055)

Provision for income taxes	$35,653	$30,958	$19,984

The components of the future tax assets and (liabilities) as of December 31, 2006 and 2005, are as follows (in thousands):

	As of December 31,
	2006	2005
Future income tax assets:
Current	$6,598	$4,971
Long-term	14,154	4,528

Total future income tax assets	20,752	9,499

Future income tax (liabilities):
Current	(50)	(359)
Long-term	(27,345)	(17,277)

Total future income tax (liabilities)	(27,395)	(17,636)

Net future income tax (liabilities)	$(6,643)	$(8,137)

Components of future income tax assets and (liabilities):
Non-cash share-based compensation	$6,195	$5,193
Non-deductible book reserves	5,620	4,533
Net operating loss carryforwards	1,852	2,253
Initial public offering costs	1,597	737
Unrealized foreign currency gains on long-term debt	1,106	(4,739)
Tax over book basis on investments	1,084	603
Deferred costs	896	460
Goodwill and other intangible asset amortization expense	(23,735)	(14,726)
Other accrual adjustments	(374)	(743)
Property and equipment depreciation	(244)	(1,266)
Other	455	160

	(5,548)	(7,535)
Valuation allowance for future tax assets	(1,095)	(602)

Net future income tax (liabilities)	$(6,643)	$(8,137)

As of December 31, 2006, we have recognized net operating loss carryforwards totaling approximately $4.5 million, which expire beginning in 2008 through 2013, resulting in a future tax asset of $1.6 million. In addition, as of December 31, 2006, we have recognized state net operating loss carryforwards in the U.S. totaling approximately $5.2 million, which expire beginning in 2021 through 2022, resulting in a future tax asset of $0.2 million. Our net operating loss carryforwards are currently available to offset certain future state and local taxable income.

As of December 31, 2006 and 2005, we have recorded a valuation allowance, as reflected in the table above, to reduce the carrying value of future income tax assets to the amount that will likely be realized in the future. The

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	87

valuation allowance relates to certain non-deductible future capital losses attributable to investments with tax basis in excess of book basis as of December 31, 2006, of $0.6 million and $0.5 million in the U.S. and Canada, respectively.

11.	Shareholders’ equity

Preferred Shares

We have an unlimited number of non-voting, preferred shares authorized and issuable in series on such terms and conditions as set by our Board of Directors, of which no shares were issued or outstanding as of December 31, 2006, 2005 and 2004.

Common shares

We have an unlimited number of common shares authorized, of which 39,479,000, 30,952,000, and 30,411,000 were issued and outstanding as of December 31, 2006, 2005 and 2004, respectively. During the second quarter 2006, we completed a secondary public offering in the U.S. of 4.6 million common shares at a price of $26.25 per share. Cash proceeds from this offering, net of issuance costs of $5.9 million, were approximately $114.9 million, of which approximately $56.0 million was used to repay long-term debt during the second quarter 2006. The remainder of the cash proceeds were primarily used to fund certain 2006 business acquisitions. In addition, on June 29, 2006, we exercised our option to convert the $35.0 million of Fairfax notes into approximately 2.3 million of our common shares. See Note 8 “Debt — Subordinated Convertible Debentures,” of these notes to our consolidated financial statements for a discussion of the Fairfax notes conversion.

During the years ended December 31, 2006, 2005 and 2004, we declared aggregate per share cash dividends of $0.28, $0.24, and $0.20, respectively.

88	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

A summary of the activity for our Share Capital, Issuable Shares, Contributed Surplus, and Cumulative Translation accounts as of and for the years ending December 31, 2006, 2005 and 2004, is as follows (in thousands):

	Share Capital		Issuable Shares		Contributed Surplus	Cumulative Translation Account
	Issued Shares	No Par Value	Shares	No Par Value
Balance, December 31, 2003	30,143	$254,845	43	$721	$4,806	$20,062
Share issued:
Share offering and acquisitions, net of issuance costs and cancellations	179	3,311	—	—	120	—
For contingent consideration	53	904	—	—	—	—
Upon stock option exercises	33	497	—	—	—	—
Upon the release of RSUs	2	27	—	—	(27)	—
Other	1	33	—	—	—	—
Share-based compensation	—	—	—	—	7,782	—
Translation of self-sustaining foreign operations	—	—	—	—	—	6,981
Translation of debt financing of self- sustaining operations	—	—	—	—	—	(60)
Other	—	—	(43)	(721)	—	—

Balance, December 31, 2004	30,411	259,617	—	—	12,681	26,983
Share issued:
Share offering and acquisitions, net of issuance costs and cancellations	41	2,358	—	—	(1,435)	—
For contingent consideration	104	1,895	—	—	—	—
Upon stock option exercises	318	4,810	—	—	—	—
Upon the release of RSUs	61	1,274	—	—	(1,020)	—
Other	17	245	—	—	—	—
Share-based compensation	—	—	—	—	6,763	—
Translation of self-sustaining foreign operations	—	—	—	—	—	4,921
Translation of debt financing of self- sustaining operations	—	—	—	—	—	(11)

Balance, December 31, 2005	30,952	270,199	—	—	16,989	31,893
Share issued:
Share offering and acquisitions, net of issuance costs and cancellations	5,220	133,965	—	—	—	—
For contingent consideration	833	21,330	—	—	—	—
Upon conversion of Fairfax notes	2,290	35,000	—	—	—	—
Upon stock option exercises	117	1,765	—	—	—	—
Upon the release of RSUs	69	1,923	—	—	(1,923)	—
Share-based compensation	—	—	—	—	6,544	—
Windfall tax benefit	—	—	—	—	830	—
Translation of self-sustaining foreign operations	—	—	—	—	—	(800)
Other	(2)	(7)	—	—	29	—

Balance, December 31, 2006	39,479	$464,175	$—	$—	$22,469	$31,093

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	89

12.	Share-based compensation

Under our Amended and Restated 2005 Equity Incentive Plan (the “equity incentive plan”), non-employee members of our Board of Directors, officers, and other employees may receive grants of, among other things, stock options and RSUs. We are authorized to grant share-based awards under the equity incentive plan up to a maximum of 12 percent of our issued and outstanding common shares, as adjusted on a quarterly basis. As of December 31, 2006, approximately 1.1 million of our common shares were available for grant under the equity incentive plan. As of December 31, 2006, we have reserved approximately 4.7 million of our common shares for the issuance of outstanding RSUs and the exercise of outstanding stock options as of December 31, 2006.

Share-based Awards

RSUs.    As of December 31, 2006, we have outstanding RSUs with vesting terms ranging from 9 to 120 months. RSU activity during the years ended December 31, 2006, 2005 and 2004, under the equity incentive plan is as follows (RSUs in thousands):

	Number of RSUs	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2003	597	$17.10
Granted	1,112	$16.54
Vested	(3)	$17.10
Forfeited	(134)	$16.60

Outstanding as of December 31, 2004	1,572	$16.75
Granted	264	$19.45
Vested	(59)	$16.84
Forfeited	(32)	$18.72

Outstanding as of December 31, 2005	1,745	$17.12
Granted	334	$27.61
Vested	(69)	$18.89
Forfeited	(55)	$21.62

Outstanding as of December 31, 2006	1,955	$18.72

The original vesting term for RSUs granted during 2006 ranges from 2 months to 120 months.

The original vesting term for RSUs granted during 2005 ranges from 46 months to 60 months. Approximately 12,000 of the total RSUs granted during 2005 were awarded in connection with a fold-in acquisition and approximately 26,000 of the total RSUs granted during 2005 were awarded in connection with the execution of employment agreements between us and non-EMT employees.

The original vesting term for RSUs granted during 2004 ranges from 60 months to 84 months. Approximately 977,000 of the total RSUs granted during 2004 were awarded in connection with the restructuring of our management bonus agreement and approximately 84,000 of the total RSUs granted during 2004 were awarded in connection with the renegotiation of contingent consideration related to our 2001 acquisition of J.P. Flanagan Corporation.

90	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

The following table summarizes information with respect to RSUs outstanding under the equity incentive plan as of December 31, 2006 (RSUs in thousands):

	RSUs Outstanding
Range of Grant Date Fair values	Number of RSUs Outstanding	Weighted Average Remaining Contractual Life (Years)
$16.50 – 19.30	1,646	2.54 – 4.51
$21.00 – 24.25	13	3.50 – 3.59
$26.04 – 30.53	296	1.96 – 9.34

	1,955	4.41

Stock Options.    The exercise price of stock options granted under the equity incentive plan is equal to the fair market value of our common shares on the date of grant. Stock options generally become exercisable ratably over a three-year period from the date of grant and expire seven years after the date of grant, unless an earlier expiration date is set at the time of grant. Stock options are subject to possible earlier exercise and termination in certain circumstances. Since the inception of the equity incentive plan, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions that affect the stock options vesting or other pertinent factors.

Stock option activity during the years ended December 31, 2006, 2005 and 2004, under the equity incentive plan is as follows (stock options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2003	1,498	$15.64
Exercised	(33)	15.06		$111
Forfeited	(9)	15.29

Outstanding as of December 31, 2004	1,456	15.34	4.49 years	$4,469
Exercised	(317)	15.15		$3,376
Forfeited	(2)	15.67
Expired	(1)	15.67

Outstanding as of December 31, 2005	1,136	15.39	3.52 years	$11,822
Exercised	(117)	15.08		$1,908

Outstanding as of December 31, 2006	1,019	$15.43	2.53 years	$16,263

Stock options exercisable:
As of December 31, 2004	908	$15.46	4.39 years	$2,669

As of December 31, 2005	1,071	$15.47	3.28 years	$11,041

As of December 31, 2006	1,019	$15.43	2.53 years	$16,263

As reflected in the table above, as of December 31, 2006, all stock options outstanding are fully-vested.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	91

The following table summarizes information with respect to stock options outstanding under the equity incentive plan as of December 31, 2006 (stock options in thousands):

	Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable
$15.67	889	2.45	889
$13.79	130	3.09	130

	1,019	2.53	1,019

Talbot Earnout.    As discussed in Note 9 “Commitments and Contingencies – Contingent Consideration in Connection with Business Acquisitions,” in these notes to our consolidated financial statements, in connection with our acquisition of Talbot, we agreed to purchase one-third of the special shares of Satellite during each of the years ended December 31, 2005, 2006 and 2007, at a price contingent on Talbot’s financial performance during the preceding calendar year. Under the agreement, we have the discretion to pay the Talbot earnout, if payable, in cash, issuances of our common shares or a combination thereof. Accordingly, we determined that the Talbot earnout agreement is, in substance, a performance-based contingent compensation arrangement, and thus have recorded the Talbot earnout payments as a charge to compensation expense over the period in which the payments are earned. In accordance with the Talbot earnout, the Talbot Management Group will be compensated for future services based on remaining with Talbot and achieving certain performance targets during the applicable three year period.

On September 30, 2005, we made the first Talbot earnout payment of $16.4 million in cash. On March 31, 2006, we made the second Talbot earnout payment of $19.0 million by issuing 746,000 of our common shares. The final Talbot earnout payment of approximately $21.8 million will be made on March 31, 2007, and will be based upon Talbot’s earnings for the year ended December 31, 2006. The final Talbot earnout will most likely be made in cash.

Compensation expense recorded in connection with the Talbot earnout includes both cash and non-cash share-based compensation. Compensation expense incurred in connection with the Talbot earnout is not deductible for income tax purposes. A summary of the cash and non-cash share-based Talbot earnout compensation expense incurred during the years ended December 31, 2006, 2005 and 2004, is as follows (in thousands):

	For the Year ended December 31,
	2006	2005	2004
Cash	$9,451	$17,156	$9,649
Non-cash share-based	2,725	11,560	4,739

Total Talbot earnout compensation	$12,176	$28,716	$14,388

Share-based Compensation

In accordance with Canadian and U.S. GAAP, we recognize compensation expense in our consolidated statements of earnings based on the estimated fair value of equity or liability instruments granted to employees. The fair value of RSUs is equal to the fair market value of our common shares as of the date of grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We recognize

92	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

the fair value of share-based awards as compensation expense during the vesting period of the underlying award using the straight-line method. We estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ form those estimates.

Our determination of the fair value of stock options using the Black-Scholes-Merton option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards, actual and projected employee stock option exercise behaviour, and expected dividend yield.

The following table summarizes share-based compensation expense recognized during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	For the Year ended December 31,
	2006	2005	2004
RSUs	$6,544	$5,809	$3,977
Stock options	—	1,209	2,400
Common shares issued in connection with acquisitions	19	166	125

Total other non-cash share based compensation	6,563	7,184	6,502
Tax benefit	2,166	1,983	1,635

Total other non-cash share-based compensation expense, net of tax	4,397	5,201	4,867
Non-cash share-based compensation for Talbot earnout	2,725	11,560	4,739

Total non-cash share-based compensation expense, net of tax	$7,122	$16,761	$9,606

Non-cash share-based compensation for the Talbot earnout included in the table above is not deductible for income tax purposes, thus, we have not recorded a tax benefit in relation to this expense for the years ended December 31, 2006, 2005 and 2004.

Based on share-based awards issued and outstanding as of December 31, 2006, our estimated non-cash share-based compensation expense for the years ended December 31, 2007 through 2012, is as follows (in thousands):

	For the Year ended December 31,
	2007	2008	2009	2010	2011	2012 and thereafter
RSUs	$6,292	$6,144	$3,920	$3,169	$383	$664
Common shares issued in connection with acquisitions	5	—	—	—	—	—

Total estimated non-cash share-based compensation expense	$6,297	$6,144	$3,920	$3,169	$383	$664

This expense will be recognized over the remaining requisite service period applicable to grantees, which, on a weighted-average basis, is approximately 3.43 years. We expect to satisfy the exercise of stock options and vesting of RSUs by issuing new shares of our common stock.

13.	Earnings per share

We calculate basic earnings per share, excluding the dilutive effect of common share equivalents, by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. We calculate diluted earnings per share using the “if-converted” method for outstanding convertible debentures and the

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	93

“treasury stock” method for outstanding stock options and RSUs and include the effects of all potentially dilutive securities.

The following table summarizes our calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (in thousands except per share amounts):

	For the Year ended December 31,
	2006	2005	2004
Numerator calculation
Net earnings from continuing operations	$50,931	$25,747	$25,783
Net earnings (loss) from discontinued operations	—	(29)	461

Net earnings (numerator - basic earnings per share)	50,931	25,718	26,244

Effect of dilutive securities:
Interest on 8.5% subordinated convertible debentures, net of tax	950	1,900	1,900
Payment in lieu of dividends on RSUs, net of tax	117	102	95

Net earnings plus assumed conversions (numerator - diluted earnings per share)	$51,998	$27,720	$28,239

Denominator calculation
Basic weighted average shares outstanding (denominator - basic earnings per share)	36,054	30,561	30,246
Effect of dilutive securities:
8.5% subordinated convertible debentures	1,123	2,517	2,705
Stock options	384	1,136	1,294
RSUs	962	1,068	697
Talbot earnout shares	—	1,285	303
Retractable shares	—	52	70

Diluted weighted average shares outstanding (denominator - diluted earnings per share)	38,523	36,619	35,315

Earnings per share — Basic:
Net earnings from continuing operations	$1.41	$0.84	$0.85
Net earnings from discontinued operations	—	—	0.02

Net earnings	$1.41	$0.84	$0.87

Earnings per share — Diluted:
Net earnings from continuing operations	$1.35	$0.76	$0.79
Net earnings from discontinued operations	—	—	0.01

Net earnings	$1.35	$0.76	$0.80

14.	Defined contribution plan

We maintain defined contribution retirement savings and profit sharing plans covering substantially all of our officers and employees. Under the plans, an eligible employee may elect to defer receipt of a portion of his or her annual pay, including salary and bonus. We contribute this amount to the plan on the employee’s behalf and also make a matching contribution equal to specified percentage of the employees periodic contribution or annual compensation. In addition, at our discretion we generally may make a profit-sharing contribution to the employee equal to a percentage of the employees applicable annual compensation. Employees are 100% vested at all times in the amounts they defer from their annual pay. Employees generally become 100% vested in our matching

94	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

contribution ratably over a two or five year period, starting from the date the employee becomes eligible to participate in the plans. During the years ended December 31, 2006, 2005 and 2004, we incurred expense under this plan of $3.9 million, $4.4 million, and $2.7 million, respectively.

15.	Related party transactions

Transactions with Fairfax and Other Related Businesses

During the years ended December 31, 2006, 2005 and 2004, we recognized revenue in connection with transactions with the following related parties (in thousands):

	For the Year ended December 31,
	2006	2005	2004
Fairfax related entities:
Northbridge Financial Corporation	$20,685	$29,415	$23,378
Crum & Foster Holdings, Inc.	1,569	941	682
Fairfax Inc.	2,331	585	3,638

Total Fairfax related revenue	24,585	30,941	27,698
Old Lyme Insurance Company, Ltd. ("OLIC")	4,841	6,017	2,113

Total related party revenue	$29,426	$36,958	$29,811

As of December 31, 2006 and 2005, respectively, we had recorded on our consolidated balance sheets accounts receivable from these related parties of $12.0 million and $10.0 million, and accounts payable to these related parties of $13.7 million and $36.7 million. Revenue generated from, expenses incurred from, and accounts receivable and payable balances recorded in connection with transactions involving the above related parties were conducted in the normal course of business.

Each of the entities in the table above, with the exception of OLIC, is related through common ownership by Fairfax. As of December 31, 2006, Fairfax owns approximately 26% of our common shares.

During the second quarter of 2004, Fairfax sold 100% of its stake in OLIC to Old Lyme Insurance Group, Ltd, an entity that is primarily owned by a group of current Hub employees, including Bruce Guthart, our Chief Operating Officer and a director of Hub. We continue to place insurance with OLIC and perform certain management functions for OLIC. The revenue we realize from insurance placed with OLIC and the fees we earn from managing OLIC are substantially the same as if Fairfax continued to own OLIC.

During June 2001, we issued to certain subsidiaries of Fairfax convertible subordinated debentures in the amount of $35.0 million, which were due on June 28, 2007, and were convertible by us if certain conditions were met. On June 29, 2006, we exercised our conversion option, and on this date the Fairfax notes were converted into approximately 2.3 million of our common shares. See Note 8 “Debt,” of these notes to our consolidated financial statements for a discussion of the conversion features related to the Fairfax notes.

During the years ended December 31, 2006, 2005 and 2004, we incurred rent expense on operating leases for premises leased from related parties in the amount of $3.3 million, $2.8 million, and $2.3 million, respectively.

Transactions with Employees and Directors

As of December 31, 2006 and 2005, we also had accounts receivable from related parties in the amount of $1.7 million and $2.2 million, respectively, of which the majority is receivable from employees in connection with our ESPP. Under the ESPP, we obtained loans from a Canadian chartered bank and in turn lent such amounts to

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	95

participants to purchase our common shares. Each of the loans is fully collateralized by the applicable common shares purchased by the employee. These loans mature in June 2011 and bear interest at a rate of Canadian prime plus 0.5%. Shares purchased under the ESPP are owned by the participant; however, transfer of the applicable shares is restricted, with shares vesting ratably over the term of the loan.

Amounts due from employees under the ESPP as of both December 31, 2006 and 2005, was $1.5 million. The interest rate applicable to outstanding loans as of December 31, 2006, was 6.50%. As collateral, the employees have pledged 121,000 and 122,000 of our common shares as of December 31, 2006 and 2005, respectively, which have an aggregate market value of $3.8 million and $3.2 million as of December 31, 2006 and 2005.

16.	Segment reporting

We manage our operations by utilizing an organizational structure comprised of our corporate head office, larger regional or specialty insurance brokerages that we refer to as “hub brokerages” or “hubs,” and smaller brokerages that are managed by our hub brokerages that we refer to as “fold-in brokerages” or “fold-ins.” As of December 31, 2006, we operated 18 hubs, 13 located in the U.S. and five located in Canada. We have structured our hub brokerages so as to take advantage of a specific regional or specialty market. Each of our hubs has its own management team that is responsible for, in addition to the day-to-day operations of the hub brokerage, maintaining and developing organic growth and identifying and integrating fold-in brokerage acquisition candidates. Our hub brokerages generally generate $10 million or greater in annual revenue, however, certain of our hubs which focus on a specific specialty product line or market may generate less than $10 million in annual revenue.

Our hub structure provides our hub brokerages the flexibility to effectively meet changing market conditions in a timely manner, while benefiting from the economies of scale, leverage, and operating efficiencies provided by a large multi-national brokerage network. We have decentralized our client service functions because we believe that client service related decisions are best made by those individuals that deal with our clients on a day-to-day basis. However, we recognize that our continued growth has created a scenario that demands increased coordination by our hub brokerages. To meet these challenges, we continue to develop strategies that enable our head office to coordinate the functions of our hubs, which in-turn, will enhance cross-selling initiatives between each of our hub brokerages, international collaboration between our Canadian and U.S. hub brokerages, marketing efficiencies, expense management, and financial control initiatives. In addition, to improve the operating efficiency and expense management of our business, we are in the process of centralizing those activities that do not directly affect our client relations functions, including, finance and accounting, human resources, information technology, and certain other administrative functions.

The hub brokerage is the lowest level in our organization for which discrete financial information is reviewed by our Chief Operating Decision Maker (“CODM”), which we define as our EMT. Our CODM reviews certain financial and operational information for each of our hubs when deciding how to allocate resources and in assessing performance. In accordance with Canadian and U.S. GAAP, we have determined that each of our hub brokerages represents an operating segment. We evaluate the performance of our hub brokerages based primarily on earnings before interest, taxes, depreciation, and amortization (“EBITDA”). EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under Canadian or U.S. GAAP. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisition has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of an acquired brokerage is generally allocated to amortizable definite lived intangible assets and depreciable fixed assets.

For segment reporting purposes we have identified two reportable segments: the Canadian segment and the U.S. segment. The Canadian segment represents an aggregation of our five Canadian based hubs and our U.S. segment represents an aggregation of our 13 U.S. based hubs. Adjustments to reconcile segment results to consolidated results are included under the caption “Head Office,” which also includes certain unallocated corporate activity and eliminations.

96	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

We have aggregated the operating results of both our U.S. and Canadian hubs as they (1) exhibit similar long-term economic characteristics, (2) provide similar products and services, (3) distribute products and services through common distribution channels to a common class or type of customer, and (4) operate in a similar regulatory environment. However, when comparing our aggregated Canadian hubs and our aggregated U.S. hubs, there are certain economic and regulatory differences that distinguish our U.S. operations from our Canadian operations.

The accounting policies of each reportable segment are consistent with those described in Note 2 “Summary of Significant Accounting Policies,” of these notes to our consolidated financial statements. A majority of corporate expenses have been charged to the segments as part of a general allocation, however, certain corporate costs are not specifically allocated to the segments, including, but not limited to, compensation expense related to the Talbot earnout, non-cash share-based compensation, certain administrative costs, interest expense on corporate debt, and certain income tax expenses or benefits. Transactions between segments are consummated on a basis intended to reflect the market value of the underlying services. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

Geographical revenue is determined based on the functional currency of each of our subsidiaries.

Excluding the impact of acquisitions, the results of operations of our U.S. and Canadian based hubs fluctuate on a quarterly basis, primarily as a result of revenue recognized in connection with contingent commission arrangements. We recognize contingent commission and volume override revenue during the period that the amounts are reasonably estimable, which generally occurs during the first and second quarters upon receipt of payment. As a result of these factors, total revenue, excluding the impact of acquisitions, is typically highest in the first and second quarters and lowest in the third quarter and fourth quarters. Our operating costs do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	97

Summary financial information by reportable segment is as follows (in thousands):

	Revenue			EBITDA
	For the Years ended December 31,			For the Years ended December 31,
	2006	2005	2004	2006	2005	2004
U.S.	$393,403	$309,710	$233,160	$102,621	$77,316	$54,149
Canada	148,135	131,424	121,220	44,945	38,050	37,498
Head office	2,363	1,422	701	(673)	(1,916)	(4,220)

	$543,901	$442,556	$355,081	146,893	113,450	87,427

Reconciling items:
Amortization expense				(20,272)	(8,363)	(5,458)
Depreciation expense				(9,692)	(8,714)	(7,242)
Interest income				—	—	—
Interest expense				(12,250)	(10,656)	(7,406)
Unallocated corporate expenses				(18,095)	(29,012)	(21,554)

Net earnings from continuing operations before income taxes				$86,584	$56,705	$45,767

	Amortization Expense			Depreciation Expense
	For the Years ended December 31,			For the Years ended December 31,
	2006	2005	2004	2006	2005	2004
U.S.	$19,640	$8,214	$5,348	$6,650	$5,744	$4,658
Canada	632	149	110	2,130	2,229	2,040
Head office	—	—	—	912	741	544

	$20,272	$8,363	$5,458	$9,692	$8,714	$7,242

				Capital Expenditures
	Assets as of December 31,			For the Years ended December 31,
	2006	2005		2006	2005	2004
U.S.	$991,224	$773,094		$9,638	$6,282	$8,079
Canada	214,962	177,900		2,262	2,828	1,538
Head office	47,039	50,359		1,197	471	1,558

	$1,253,225	$1,001,353		$13,097	$9,581	$11,175

Our operating segments primarily derive commission income from the placement of insurance on behalf of their clients. Commission income generated by each of our operating segments varies based on the type of insurance products and services offered and placed with insurance carriers on behalf of their clients. The primary insurance products and services offered collectively by our operating segments include commercial lines, personal lines, wholesale, and employee benefits. Commission income derived from other products and services is not individually significant for the years ended December 31, 2006, 2005 and 2004. In addition to commission income, our operating segments also generate revenue from contingent commission arrangements, volume overrides, and other activities, however, we do not distinguish these revenue sources by insurance product and service line. During the years ended December 31, 2006, 2005 and 2004, no individual customer accounted for more than 10% of our consolidated revenue.

98	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

The following table summarizes our consolidated commission income by product and service line for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	For the Year ended December 31,
	2006	2005	2004
Commercial lines	$256,912	$215,363	$180,069
Personal lines	116,431	83,823	70,216
Wholesale	67,589	66,065	59,409
Employee benefits	68,953	52,890	42,449
Other	16,489	12,266	9,150

	526,374	430,407	361,293
Less: Sub-broker commission expense	(43,129)	(40,500)	(38,143)

Total commission income	$483,245	$389,907	$323,150

17.	Supplemental disclosures of cash flow information

	For the Year ended December 31,
	2006	2005	2004
Cash paid for:
Interest expense	$10,850	$10,094	$6,936
Income taxes	33,567	30,015	21,806
Non-cash operating, investing, and financing activities:
Fair value of our common shares issued for March 31, 2006, Talbot earnout payment	$20,941	$—	$—
Fair value of our common shares issued upon conversion of Fairfax notes	$59,319	$—	$—
Fair value of our common shares issued in connection with acquisitions	19,244	2,603	3,333
Acquisition activity:
Fair value of assets acquired	$142,940	$75,802	$117,352
Fair value of liabilities assumed	(75,928)	(45,603)	(65,165)
Goodwill	110,076	43,937	69,303

Purchase price	$177,088	$74,136	$121,490

18.	Discontinued operations

During the first quarter of 2006, we sold our U.S. financial services operation (the “discontinued business”). In conjunction with the sale, we will continue to receive certain indirect fees from the buyer. These fees do not provide us with the ability to otherwise be involved in the operations of the discontinued business. Total indirect fees received in connection with the discontinued business during the year ended December 31, 2006, are not significant. During the years ended December 31, 2005 and 2004, total revenue and net earnings (loss) from the discontinued business were $6.9 million and $5.8 million, and $(0.03) million and $0.5 million, respectively. Operating results for the discontinued business for the year ended December 31, 2006, were not significant.

19.	Reconciliation to U.S. GAAP and effect of new U.S. GAAP accounting pronouncements

Except as otherwise indicated, our consolidated financial statements and the notes to our consolidated financial statements are prepared in accordance with Canadian GAAP, which differs in certain respects from U.S. GAAP. The following discussion reconciles our Canadian GAAP financial statements to U.S. GAAP.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	99

For the years ended December 31, 2006, 2005 and 2004, there were no significant differences between Canadian and U.S. GAAP affecting our consolidated statements of earnings, our calculations of basic and diluted earnings per share or our consolidated statements of cash flows.

Comprehensive Income

The following table reconciles our net earnings in accordance with Canadian and U.S. GAAP to our comprehensive income in accordance with U.S. GAAP for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	For the Year ended December 31,
	2006	2005	2004
Net earnings — Canadian and U.S. GAAP	$50,931	$25,718	$26,244
Adjustment to reconcile net earnings to comprehensive income — U.S. GAAP (1):
Unrealized gain (loss) on held-for-sale investments, net of tax	(18)	(134)	55
Reclassification adjustment, net of tax	—	(19)	4
Foreign currency translation adjustment	5,347	4,910	6,921

Comprehensive income — U.S. GAAP (1)	$56,260	$30,475	$33,224

Balance Sheets

The following table presents our condensed consolidated balance sheets in accordance with U.S. GAAP as of December 31, 2006 and 2005 (in thousands):

	As of December 31,
	2006	2005
Total current assets	$512,635	$431,529
Total assets (2)	$1,247,603	$995,753
Total current liabilities	$425,326	$393,787
Total liabilities (2)	$590,106	$577,539
Total shareholders' equity	$657,496	$418,214

Shareholders’ Equity

The following table reconciles our total shareholders’ equity in accordance with Canadian GAAP to our total shareholders’ equity in accordance with U.S. GAAP as of December 31, 2006, 2005 and 2004 (in thousands):

	For the Year ended December 31,
	2006	2005	2004
Shareholders' equity — Canadian GAAP	$659,216	$419,926	$381,783
Adjustment to reconcile shareholders' equity — Canadian GAAP to shareholders' equity — U.S. GAAP:
Adjustment for held-for-sale investments (3)	(1,716)	(1,716)	(1,716)
Accumulated other comprehensive income (1)
Unrealized gain on held-for-sale investments, net of tax	(4)	4	157

Shareholders' equity — U.S. GAAP	$657,496	$418,214	$380,224

100	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Notes:

(1)	Under U.S. GAAP, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130 Reporting Comprehensive Income, comprehensive income is defined as all changes in equity other than those resulting from investments by owners and distributions to owners and includes the change in unrealized gains (losses) on debt and equity securities and foreign currency translation adjustments. Under U.S. GAAP, comprehensive income is recorded as a component of shareholders’ equity. Under Canadian GAAP, unrealized gains (losses) arising from temporary declines in value of equity securities are not recorded in the financial statements and foreign currency translation adjustments are presented as movements in the cumulative translation account. Beginning on January 1, 2007, in accordance with the Canadian Institute of Chartered Accountants handbook section 1530 (“Section 1530”), Canadian GAAP will require the recording of comprehensive income as a component of shareholders equity, thus, eliminating the differences between Canadian and U.S. GAAP in this area. Certain note disclosures required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) have not been included in the notes to our consolidated financial statements as such disclosures related to our investments in debt and equity securities are not significant to our consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004.

(2)	As discussed in Note 8 “Debt — Series A and Series B Senior Notes” of these notes to our consolidated financial statements, on July 15, 2003, we entered into an interest swap agreement related to both our Series A and Series B notes. Under Canadian GAAP, we account for the swap transaction using the synthetic instruments method. Under this method, we record the net interest expense on the swap and associated debt in our consolidated statements of earnings as if it were a single, synthetic, financial instrument. Also, under this method, we do not recognize the estimated fair value of the interest swap arrangement on our consolidated balance sheets, which we estimate to be approximately $4.0 million as of December 31, 2006. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we record the swap transaction on our consolidated balance sheets at its estimated fair value. Changes in the estimated fair value of the swap agreement are recognized in our consolidated statements of earnings. Changes in the estimated fair value of the underlying debt that is being hedged that are attributable to changes in interest rates are recognized in our consolidated statements of earnings via an adjustment to the carrying value of the underlying debt.

(3)	The adjustment of $1.7 million is attributable to the difference in accounting under Canadian and U.S. GAAP, for investments held-for-sale that we acquired in connection with the purchase of an insurance brokerage during 2001, and which we subsequently sold during 2002. Under Canadian GAAP, investments held-for-sale are recorded at cost. No adjustments are made to the carrying value of the held-for-sale investment until it is sold at which time a gain or loss is recorded based on the difference between the sales proceeds and its carrying value. Under U.S. GAAP, investments held-for-sale are recorded at cost and periodically adjusted to fair value until sold at which time the difference between the sales proceeds and its carrying value was recorded as an adjustment to the related goodwill.

Effects of New U.S. GAAP Accounting Pronouncements

FIN 48.    In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have evaluated the impact of our adoption of FIN 48 and we do not expect that it will have a material effect on our U.S. GAAP consolidated financial statements.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	101

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS 157 requires disclosures about (1) the extent to which entities measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have evaluated the process of our adoption of SFAS 157 and we do not expect that it will have a material effect on our U.S. GAAP consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover method”) and balance sheet (“iron curtain method”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material to the financial statements taken as a whole. If prior year’s errors that had been previously considered immaterial are considered material in the current year based on the application of either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for the fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. In evaluating prior years misstatements, we have historically applied both approaches to determine materiality, thus, we do not expect our adoption of SAB 108 to have a material effect on our consolidated financial statements.

20.	Quarterly financial summary (unaudited)

2006 Quarters (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year-to- Date
Revenue	$134,111	$146,447	$126,702	$136,641	$543,901
Net earnings	$16,466	$16,285	$7,189	$10,991	$50,931
Earnings per share — Basic	$0.52	$0.48	$0.18	$0.28	$1.41
Earnings per share — Diluted	$0.46	$0.44	$0.18	$0.27	$1.35

2005 Quarters (In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year- to-Date
Revenue	$119,181	$111,014	$98,283	$114,078	$442,556
Net earnings (loss) form continuing operations	$16,108	$4,164	$(396)	$5,871	$25,747
Net earnings (loss) from discontinued operations	$372	$104	$(345)	$(160)	$(29)
Net earnings	$16,480	$4,268	$(741)	$5,711	$25,718
Earnings per share — Basic
Net earnings from continuing operations	$0.53	$0.14	$(0.01)	$0.19	$0.84
Net earnings (loss) from discontinued operations	0.01	—	(0.01)	—	—

Net earnings	$0.54	$0.14	$(0.02)	$0.19	$0.84

Earnings per share — Diluted
Net earnings from continuing operations	$0.46	$0.12	$(0.01)	$0.17	$0.76
Net earnings (loss) from discontinued operations	0.01	—	(0.01)	—	—

Net earnings	$0.47	$0.12	$(0.02)	$0.17	$0.76

102	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

21.	Subsequent events

Arrangement Agreement with Maple Tree Acquisition Corporation

On February 25, 2007, we entered into an Arrangement Agreement (the “Arrangement Agreement”) to be acquired by Maple Tree Acquisition Corporation, a British Columbia corporation (“Maple Tree”), an entity formed by funds advised by Apax Partners L.P. (“Apax”) and Morgan Stanley Principal Investments, Inc. (“MSPI” together with “Apax”, the “Sponsors”). Certain members of our senior management team (collectively, the “Rollover Shareholders”) have agreed in principle, at the request of the Sponsors, to exchange a portion of their outstanding common shares of Hub (the “Shares”) and stock options to purchase Shares (the “Company Options”) for shares and options of Maple Tree or an affiliate thereof.

Under the terms of the Arrangement Agreement, Maple Tree will acquire all of the outstanding Shares, other than certain Shares held by the Rollover Shareholders that will be exchanged as described above, pursuant to a Plan of Arrangement (the “Arrangement”) under the Canada Business Corporations Act (the “CBCA”).

As of the effective time of the Arrangement (the “Effective Time”), each Share, other than any Shares exchanged by the Rollover Shareholders or by shareholders who properly exercise dissent rights under the CBCA (the “Dissenting Shareholders”), will be deemed to be transferred to Maple Tree in consideration for the right to receive a cash payment from Hub in the amount equal to $40.00 per share, without interest.

Each Company Option that has not been exercised prior to the Effective Time, other than Company Options exchanged by Rollover Shareholders, will be cancelled by Hub in consideration for the right to receive a cash payment from Hub in an amount equal to the difference between $40.00 and the exercise price of such Company Option, less any amounts we are required to withhold for taxes.

Each of Hub RSUs (“Company RSUs”) that by its terms accelerates at the Effective Time will be cancelled in consideration for the right to receive a cash payment from Hub in the amount equal to $40.00, less any amounts we are required to withhold for taxes.

Each Company RSU that does not by its terms accelerate at the Effective Time will remain in effect, with appropriate adjustments determined by Hub pursuant to the terms of our equity incentive plan under which such Company RSU was issued, and will vest in accordance with its terms, unless Hub and Maple Tree determine on or prior to the Effective Time to accelerate the vesting of such Company RSU.

Shares held by Dissenting Shareholders will be deemed to be transferred to Maple Tree at the Effective Time in consideration for the right to receive an amount determined and payable in accordance with the provisions of the CBCA.

Hub Gulf South Acquisition

On February 14, 2007, we announced that we have agreed to acquire substantially all of the assets of Hibernia Insurance Agency, L.L.C. (“Hibernia”) from Capital One Financial Corp. Hibernia is based in Metairie, Louisiana with offices in Lafayette and Baton Rouge Louisiana. It serves clients throughout the southeastern U.S. including, the states of Louisiana, Alabama, Mississippi, Arkansas, and Texas. Hibernia generates annual revenues of approximately $18.0 million and will become our new hub brokerage, Hub Gulf South.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	103

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under Securities and Exchange Commission (“SEC”) rules, we are required to maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of December 31, 2006, (the “Evaluation Date”) based on the evaluation of these controls and procedures required by Rule 13a-15-6 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act.

Inherent Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are included herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

104	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors, nominees for directors and executive officers is included under the caption entitled “Election of Directors” and “Management” in our definitive proxy statement filed or to be filed with the Securities Exchange Commission pursuant to Rule 14A (the “2007 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

Information regarding executive compensation of directors and executive officers is included in the 2007 Proxy Statement under the caption entitled “Executive Compensation and Related Information” and is incorporated herein by reference.

Item 12. Securities Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Information regarding beneficial ownership of the common shares by certain beneficial owners and by management is included under the caption entitled “Securities Ownership of Management and Certain Beneficial Owners” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included under the caption entitled “Certain Relationships and Related Transactions” in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is included under the caption entitled “Principal Accountant Fees and Services” in the 2007 Proxy Statement and is incorporated herein by reference.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	105

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

1. and 2.	Financial Statements of Hub International Limited and Its Subsidiaries.

Reference is made to the information set forth in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

3.	Exhibits:

Exhibit No.		Description of Exhibit
1.1		Underwriting Agreement by and among the Registrant and a syndicate of underwriters dated as of May 18, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 19, 2006).

2.1		Stock Purchase Agreement by and among Hub U.S. Holdings, Inc. and Fifth Third Financial Corp., dated December 29, 2002 (incorporated by reference to the registrant’s Current Report on Form 8-K filed January 7, 2003).

2.2		Stock Purchase Agreement by and among Satellite Acquisition Corporation, Safeco Corporations and General America Corporation as the Sole shareholder of Talbot Financial Corporation, dated March 15, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).

2.3		Subscription Agreement by and among Hub U.S. Holdings, Inc., Satellite Acquisition Corporation, Randall Talbot, David Weymouth, Roy Taylor and TalMan, LLC, dated March 15, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).

2.4		Shareholder Agreement by and among Hub U.S. Holdings, Inc., Hub International Limited, TalMan, LLC, and Satellite Acquisition Corporation, dated July 1, 2004 (incorporated by reference to the registrant’s Current Report on Form 8-K filed July 7, 2004).

2.5		Purchase and Sale Agreement by and among Hub U.S. Holdings, Inc., Hub International Limited, and Citizens Bank of Massachusetts, Citizens Bank of Pennsylvania, Court Street Holdings, Inc. and Citizens Financial Group, Inc. dated March 1, 2006 (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 2, 2006).

2.6		Purchase and Sale Agreement among HUB International Limited, Hub International Florida, Inc., Fortun Insurance Agency, Inc., ABCO Insurance Underwriters, Inc., American Inspection & Loss Control Services, Inc., ABCO Premium Finance, Inc. And Hector D. Fortun dated as of July 7, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 10, 2006).

3.1†		Articles of Incorporation of the registrant.

3.2†		By-laws of the Registrant.

3.3		Certificate of Continuance (incorporated by reference to the registrant’s Annual Report on Form 10-K, for the period ended December 31, 2004).

4.1†		Specimen Certificate representing Common Shares.

10.1†		Agreement and Plan of Merger between HUB International Limited, 416 Acquisition Inc. and Kaye Group Inc. dated January 19, 2001.

10.2†	*	Executive Share Purchase Plan.

10.3†	*	Employee Share Purchase Plan.

106	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Exhibit No.	Description of Exhibit
10.4*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Martin P. Hughes. (incorporated by reference to the registrant’s Current Report on Form 8-K filed March 24, 2005 the “March 24, 2005 8-K”).

10.5*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Richard A. Gulliver (incorporated by reference to the March 24, 2005 8-K).

10.6*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and W. Kirk James (incorporated by reference to the March 24, 2005 8-K).

10.7*	Amended and Restated Executive Employment Agreement dated as of March 22, 2005 between HUB International Limited and Bruce D. Guthart (incorporated by reference to the March 24, 2005 8-K).

10.8*	Management Bonus Modification Agreement effective as of December 31, 2003 between Hub International Limited, each Operating Subsidiary and each of the Eligible Managers, as applicable (excluding any appendices and exhibits thereto) (incorporated by reference to the 2003 10K).

10.9*	Employment Agreement dated as of March 14, 2005 with an effect as at January 1, 2004 between HUB International Limited and Lawrence J. Lineker (incorporated by reference to the 2004 10-K).

10.10*	Employment Agreement dated as of March 14, 2005 with an effect as at April 1, 2004 between HUB International Limited and Marianne D. Paine (incorporated by reference to the 2004 10-K).

10.11*	Form of Performance Award under the HUB International Limited Amended and Restated 2005 Equity Incentive Plan for the Corporation’s Chief Executive Officer (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2006).

10.12*	Form of Performance Award under the HUB International Limited Amended and Restated 2005 Equity Incentive Plan for the Corporation’s Executive Management Team (incorporated by reference to the Registrant’s Current Report on Form 8-K filed May 10, 2006).

10.13*	Executive Employment Agreement dated as of November 13, 2006 between HUB International Limited and John P. Graham (incorporated by reference to the Registrant’s Current Report on Form 8-K filed November 16, 2006).

10.14*	Director Compensation Arrangement effective January 1, 2006.

10.15†	Claims Services Agreement dated as of May 30, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Claims Administration Corporation.

10.16	Administrative Services and Cost Allocation Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and HUB International Northeast Limited, as amended (incorporated by reference to the Form S-1 and as amended as filed as an exhibit to the registrant’s Form 10-K, for the period ended December 31, 2004 the ‘2004 10-K’).

10.17†	Underwriting Services Agreement dated as of January 1, 2002 between Old Lyme Insurance Company of Rhode Island, Inc. and Program Brokerage Corporation.

10.18	Contingent Compensation Agreement dated effective as of April 1, 2004 between Old Lyme Insurance Company Ltd. and Program Brokerage Corporation (incorporated by reference to the 2004 10-K).

10.19	HUB International Limited Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Schedule B to the Registrant’s Schedule 14A, filed with the Commission on March 20, 2006).

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	107

Exhibit No.		Description of Exhibit
10.20		Non-Revolving Credit Agreement dated as of March 30, 2006 between HUB International Limited and Bank of Montreal (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.21		Credit Agreement dated as of April 4, 2006 between Hub International Limited Partnership and Bank of Montreal (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.22		HUB International Limited Guarantee dated as of April 4, 2006 of in favour of Bank of Montreal (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.23		Hub International Limited Partnership Note Purchase Agreement dated as of April 4, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.24		HUB International Limited Guaranty Agreement relating to the Note Purchase Agreement, dated as of April 4, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.25		Hub International Limited Partnership Amended and Restated Note Purchase Agreement, dated as of April 4, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.26		Hub International Limited Guaranty Agreement relating to the Amended and Restated Note Purchase Agreement, dated as of April 4, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.27		ISDA Master Agreement between Hub International Limited Partnership and Bank of Montreal, dated as of April 4, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.28		Transfer, Assignment and Assumption Agreement among Hub International Limited, Hub International Limited Partnership and Bank of Montreal, dated as of April 4, 2006, (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.29		Schedule to the Master Agreement between Hub International Limited Partnership and Bank of Montreal, dated as of April 4, 2006 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 5, 2006).

10.30	*	Executive Employment Agreement dated January 7, 2007, between Roy H. Taylor and Hub International Limited.

21.1		List of Registrant’s subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer, John P. Graham, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer, John P. Graham, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated herein by reference to the registrant’s Registration Statement on Form S-1 (No. 333-84734), as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2002.

*	Management contract or compensatory plan or arrangement.

108	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2007.

HUB INTERNATIONAL LIMITED

By:	/S/ JOHN P. GRAHAM
John P. Graham Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on February 26, 2007.

Signature	Title

/S/ MARTIN P. HUGHES Martin P. Hughes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ JOHN P. GRAHAM John P. Graham	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ RICHARD A. GULLIVER Richard A. Gulliver	President, Director

/S/ BRUCE D. GUTHART Bruce D. Guthart	Chief Operating Officer, Director

/S/ DR. JOHN T. AHERN, JR. Dr. John T. Ahern, Jr.	Director

/S/ ANTHONY F. GRIFFITHS Anthony F. Griffiths	Director

/S/ EDWARD W. LYMAN, JR. Edward W. Lyman, Jr.	Director

/S/ BRADLEY P. MARTIN Bradley P. Martin	Director

/S/ JAMES W. MCELVANY James W. McElvany	Director

/S/ BYRON MESSIER Byron Messier	Director

/S/ FRANK S. WILKINSON Frank S. Wilkinson	Director

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	109