Form 10-K/A
period 2006-12-31
HUB INTERNATIONAL LTD
filed 2007-04-27
CIK 1133016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of shares of the Registrant’s common shares, no par value, issued and outstanding as of April 24, 2007, was 39,842,552.

Documents Incorporated By Reference

None.

Explanatory Note

This amendment to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on February 26, 2007 is being filed pursuant to General Instruction G(3) of Form 10-K solely to include the previously omitted Part III information.

HUB INTERNATIONAL LIMITED

FORM 10-K/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Under our Articles of Incorporation, we are authorized to have between three and 10 directors. Each director serves until the next annual meeting of shareholders or until his successor is duly elected and qualified. Our Board of Directors is currently comprised of 10 directors. Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, referred to as the “Governance Committee.”

Because of the timing of the special meeting regarding our pending transaction with Maple Tree Acquisition Corporation, referred to as the “Maple Tree Transaction” (and our expectation that the arrangement will be consummated shortly thereafter), we do not intend to hold an annual meeting for our existing shareholders. All of the current directors have been nominated by the Board for re-election in the event we do have an annual meeting of shareholders.

The directors and the committees of the Board on which they currently serve are:

Name	Province/State and Country of Residence	Principal Occupation or Position with Hub	Committees
Martin P. Hughes	Illinois, USA	Chairman and Chief Executive Officer	None

Richard A. Gulliver	Illinois, USA	President	None

Bruce D. Guthart	New York, USA	Chief Operating Officer	None

Dr. John T. Ahern, Jr.	Illinois, USA	Executive Director, Center for Global Accounting Education Benchmarking and Research and Professor, DePaul University	Audit

Anthony F. Griffiths	Ontario, Canada	Independent Consultant	Compensation and Governance (Chair)

Edward W. Lyman, Jr.	Illinois, USA	Retired	Audit (Chair) and Compensation

Bradley P. Martin	Ontario, Canada	Vice-President, Fairfax Financial Holdings Limited	None

James W. McElvany	California, USA	Retired	Audit and Compensation

Byron G. Messier	Ontario, Canada	Managing Partner, Forstar Capital	Compensation and Governance

Frank S. Wilkinson	Minnesota, USA	Independent Consultant	Compensation (Chair) and Governance

Certain biographical information about each nominee listed above is set out below. Age and other information in each nominee’s biography are as of as of December 31, 2006. For information as to the number of our common shares held by each individual nominated for director, please refer to “Securities Ownership of Management and Certain Beneficial Owners.” In the following discussion, “LSE” means the London Stock Exchange; “NASDAQ” means the NASDAQ Stock Market; “NYSE” means the New York Stock Exchange; “OTCBB” means the OTC Bulletin Board Service; and “TSX” means the Toronto Stock Exchange.

Martin P. Hughes, 58, has served as our Chairman and Chief Executive Officer and a director since December 1999. In 1973, Mr. Hughes joined one of our subsidiaries, now a part of Hub International Midwest Limited, or “HUB

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	1

Midwest,” for which he served as chairman from 1999 to 2001 and as president from 1990 to 1999. Mr. Hughes previously served as chairman of Assurex International, a worldwide insurance service organization, as director of the Assurex Marketing Group and as a director of the Council of Insurance Agents and Brokers.

Richard A. Gulliver, 51, has served as our President and a director since November 1998, as our Chief Operating Officer from December 1999 to January 2004 and as our Chief Executive Officer from January 1999 to December 1999. Prior to joining Hub, Mr. Gulliver served as president of one of our subsidiaries, now a part of Hub International Ontario Limited, or “HUB Ontario,” from 1997 to 1998 and of its subsidiary, Gulliver Insurance Brokers Ltd., from 1986 to 1998. In 1995, Mr. Gulliver and others collaborated to form Insurance Network Solutions Inc., a company for which Mr. Gulliver served as president from 1995 to 1997. Mr. Gulliver holds his designation as an Associate from the Insurance Institute of Canada and is a Canadian certified insurance broker.

Bruce D. Guthart, 51, has served as our Chief Operating Officer since January 2004 and a director since August 2001. Mr. Guthart served as our president, U.S. Operations from August 2001 to January 2004. From 1997 through 2005, Mr. Guthart was chairman of Hub International Group Northeast Limited, or “HUB Northeast,” one of our subsidiaries. Prior to being elected as our Chief Operating Officer, Mr. Guthart served as president and chief executive officer of HUB Northeast.

Dr. John T. Ahern, Jr., 64, has served as a director since May 2006. Since 1973, Dr. Ahern has been a professor of accounting at DePaul University. In 2006, Dr. Ahern was appointed executive director of DePaul University’s Center for Global Accounting Education Benchmarking and Research. During his tenure with DePaul, Dr. Ahern has held various titles, including that of Director of the School of Accountancy from 1986 to 1995. Dr. Ahern is a certified public accountant.

Anthony F. Griffiths, 76, has served as a director since December 1998. He is currently an independent business consultant. Prior to being an independent consultant, Mr. Griffiths was the chairman of Mitel Corporation, a telecommunications company, a position he held from 1987 to 1993, and also its chairman, president and chief executive officer from 1991 to 1993. He is currently a director of Fairfax Financial Holdings Limited (NYSE & TSX: FFH), or “Fairfax,” and various of its operating subsidiaries, and of Alliance Atlantis Communications Inc. (NASDAQ: AACB / TSX: AAC.A and AAC.B), Cunningham Lindsey Group Inc. (TSX: LIN.TO), Jaguar Mining Inc. (TSX: JAG.TO / Pinksheets: JAGNF), Northbridge Financial Corporation (TSX: NB), Novadaq Technologies Inc. (TSX: NDQ), Odyssey Re Holdings Corp. (NYSE: ORH), PreMD Inc. (formerly IMI) (TSX: PMD), Russel Metals Inc. (TSX: RUS), and Vitran Corporation Inc. (NASDAQ: VTNC / TSX: VTN).

Edward W. Lyman, Jr., 64, has served as a director since May 2004. Mr. Lyman was the vice chair of the board of Harris Trust and Savings Bank, Chicago, Illinois, USA from July 1995 until his retirement in December 2004. Mr. Lyman joined Harris in 1964 and held a succession of posts in the Commercial Banking Department. In 1988, he became senior vice president and director of Community Bank Management of Harris Bankcorp, Inc., and Department Executive, Corporate Banking in 1991. He was appointed senior executive vice president of corporate and institutional financial services in February 1994.

Bradley P. Martin, 47, has served as a director since May 2002. He has served as a vice president of Fairfax (NYSE & TSX: FFH) since June 1998, and as Chief Operating Officer of Fairfax since November 2006. Prior to that, Mr. Martin was a partner at the law firm of Torys LLP in Toronto, Ontario, Canada since 1995.

James W. McElvany, 65, has served as a director since May 2005. From September 1973 until its sale to Marsh & McClennan (NYSE: MMC) in May 1997, Mr. McElvany held various executive positions at Johnson & Higgins, Inc., including service on the board of directors for 12 years. At MMC, he was a managing director and member of the Marsh, Inc. board of directors until May 1999 when he joined the parent company, reporting to the chairman until his retirement in December 2000. He continued to be a consultant for Marsh, Inc. from January 2001 through December 2002. Mr. McElvany is the co-founder of Books on Tape and Malibu Grand Prix. He is also on the board of directors of ExpressLink.com, a privately held provider of point-of-sale vehicle insurance.

2	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Byron G. Messier, 57, has served as a director since May 2006. Mr. Messier is managing partner of Forstar Capital, a private equity company, and has 41 years of experience in the property casualty insurance business. Mr. Messier began his career at Continental Insurance Company in 1966 and ultimately served as its president and chief executive officer from 1991 to 1995. In 1995, Continental Insurance Company was acquired by Fairfax (NYSE & TSX: FFH) and renamed Lombard Insurance Company. Mr. Messier served as president and chief executive officer of Lombard until 2003, when Lombard was consolidated with three other companies to form Northbridge Financial Corporation (TSX: NB). Mr. Messier served as president and chief executive officer of Northbridge until his retirement in December 2005. Mr. Messier currently serves as a director of Waterbank of America (OTCBB: WBKA).

Frank S. Wilkinson, 67, has served as a director since May 2003. Mr. Wilkinson was employed by E.W. Blanch Holdings, Inc., a publicly held corporation providing customized risk management solutions, from 1969 until 2000, where he held various titles including executive vice president before being named vice chairman in 1982. Mr. Wilkinson retired from E.W. Blanch in 2000 and is currently an independent business consultant and a director of United Fire Group (NASDAQ: UFCS), a property and casualty insurance company, and a director of Benfield Group Ltd. (LSE: BFD), a reinsurance intermediary, and several not-for-profit organizations.

Board Meetings and Committees of the Board

In accordance with applicable law and our by-laws, our business affairs are managed under the direction of our Board of Directors. Our Board held seven meetings during 2006. During their respective terms, except as noted below, each of the directors attended or participated in 75% or more of the aggregate of (1) the total number of meetings of our Board held during 2006 for the period during which he was a director, and (2) the total number of meetings held by all committees of the Board on which such director served during 2006: Mr. Guthart attended five of seven Board meetings; Mr. Messier attended two of three Board meetings and two of three committee meetings held by each committee on which he served during 2006; Mr. Ross attended two of four Board meetings and one of two committee meetings held by each committee on which he served during 2006. Mr. Ross’s term as a director expired in May 2006.

The Board has established the following committees to assist the Board in discharging its responsibilities: (i) Audit; (ii) Governance; and (iii) Compensation. The following table identifies the members of our Board who served on each of these committees during 2006.

Name	Audit Committee (1)		Governance Committee (1)		Compensation Committee (1)
Dr. John T. Ahern, Jr.	X
Anthony F. Griffiths			X	*	X
Edward W. Lyman, Jr.	X	*†			X
James W. McElvany	X				X
Byron G. Messier			X		X
Frank S. Wilkinson			X		X	*

†	Audit Committee Financial Expert

*	Chair

(1)	Mr. Murray served on our Audit and Governance Committees during 2006, until the expiration of his term as director in May 2006. Mr. Ross served on our Audit Committee during 2006, until the expiration of his term as director in May 2006. Messrs. Ahern and Messier joined our Board in May 2006, at the end of the terms of Messrs. Murray and Ross, and became members of the committees indicated in the above table shortly thereafter.

The Board has adopted charters for each of the committees. The charters and our Corporate Governance Guidelines are available on our website at www.hubinternational.com by clicking on “Corporate Governance.” Each of the charters is also available in print to any shareholder upon request.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	3

The Board ensures that all committee members meet the applicable independence requirements of each respective committee charter along with any other applicable legal and regulatory requirements. Currently, all of the existing and proposed members of the Audit Committee, Compensation Committee and Governance Committee are independent, as independence is defined in the NYSE listing standards and applicable Canadian securities laws, or “Canadian Rules.”

Audit Committee — Our Audit Committee is comprised of three non-employee directors and met four times during 2006. The Board has determined that the members of the Audit Committee are financially literate pursuant to the NYSE rules and the Canadian Rules. The Board has also determined that Mr. Edward W. Lyman, Jr., Chairman of the Audit Committee, is an Audit Committee Financial Expert within the meaning stipulated by the Securities and Exchange Commission. The Audit Committee’s primary responsibilities, discussed in detail in its charter, include, among other duties, the responsibility to:

•	establish policies and procedures for, review and appointment, compensation and termination of, the independent auditor;

•	oversee our financial reporting process and audits of our financial statements which includes the responsibility to:

•	oversee the quality and integrity of our internal controls and procedures;

•	review annual and quarterly financial statements and related management discussion and analysis;

•	monitor our compliance with legal and regulatory requirements related to financial reporting;

•	pre-approve all independent audit and permissible non-audit services and fees;

•	oversee the performance of our internal audit department and internal auditors;

•	monitor significant changes in accounting practices;

•	discuss earnings press releases and other financial information provided to analysts and rating agencies;

•	discuss policies on risk and risk management;

•	evaluate reports of actual or threatened litigation;

•	examine improprieties or suspected improprieties with respect to accounting and other matters that impact financial reporting; and

•	perform other functions or duties deemed appropriate by the Board.

Governance Committee — Our Governance Committee is comprised of three directors and met two times during 2006. The Governance Committee’s primary responsibilities, discussed in detail in its charter, include, among other duties, the responsibility to:

•	develop qualifications/criteria for selecting and evaluating director nominees and evaluating current directors;

•	consider and recommend director nominees for election at the annual meeting of shareholders;

•	consider the independence of each director and nominee for director;

•	make recommendations to the Board regarding committee memberships;

•	monitor significant developments in the law and practice of corporate governance and of the duties and responsibilities of directors of public companies;

•	assess the adequacy and administration of our Corporate Governance Practices and Guidelines;

•	pre-approve or ratify transactions with related parties;

•	oversee compliance with our Codes of Conduct and Ethics; and

•	perform other functions or duties deemed appropriate by the Board.

4	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Compensation Committee — Our Compensation Committee is comprised of five directors and met six times during 2006. The Compensation Committee’s primary responsibilities, discussed in detail in its charter, include, among other duties, the responsibility to:

•

evaluate and make recommendations to our Board regarding base salary, incentive compensation and any other compensation of our Chairman and Chief Executive Officer and all of the other members of our Executive Management Team, or “EMT,” and our directors;

•	monitor our management incentive and equity incentive plans and general policies and programs related to our compensation and benefits plans; and

•	perform other functions or duties deemed appropriate by the Board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served on the Compensation Committee of any other entity that has or has had one or more of its executive officers serving as a member of our Board. Each of the directors who served on the Compensation Committee during 2006 is identified in the table on page 3.

EXECUTIVE OFFICERS

Our current executive officers, their ages, positions, and bibliographical information about them are set forth in Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, referred to as the “SEC”, on February 26, 2007, referred to as our “2006 Annual Report on Form 10-K”.

Certifications

Hub’s Domestic Company Section 303A CEO Certification for the year ended December 31, 2005 was properly filed with the NYSE following our 2006 annual shareholders meeting.

The Section 302 Sarbanes-Oxley Certifications of our Chief Executive Officer and Chief Financial Officer were filed as exhibits to our 2006 Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, our directors, executive officers, and any persons beneficially owning more than 10% of our common shares are required to report to the SEC their initial ownership of our shares and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Securities Exchange Act furnished to us, we believe that during 2006, our officers, directors and beneficial owners of more than 10% of our common shares filed all Section 16(a) reports on a timely basis.

CORPORATE GOVERNANCE

The Board of Directors has adopted Hub’s Corporate Governance Practices and Guidelines, or “Corporate Governance Guidelines,” as its mandate to reflect our commitment to good corporate governance, to ensure that the Board is independent from management and adequately performs its responsibilities, and to help ensure that the interests of the Board are adequately aligned with the interests of our shareholders. The Corporate Governance Guidelines are available on our website at www.hubinternational.com by clicking on “Corporate Governance.” The Corporate Governance Guidelines are also available in print to any shareholder upon request. The Governance Committee periodically reviews the Corporate Governance Guidelines and proposes modifications to the Board for consideration, as appropriate.

The following highlights some of the Board’s Corporate Governance Practices and Guidelines and other corporate governance principles:

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	5

Director Responsibilities

Basic Responsibilities. Our business affairs are managed under the direction of the Board, which represents and is accountable to our shareholders. The Board’s responsibilities are active and not passive and include the responsibility to regularly evaluate our strategic direction, management policies and the effectiveness with which management implements the Board’s policies.

The basic responsibility of the directors is to act in good faith and with due care so as to exercise their business judgment on an informed basis in what they reasonably and honestly believe to be in Hub’s best interests. In discharging that obligation, the directors must inform themselves of all relevant information reasonably available to them. Specifically, the duties of the Board include:

•

adopting a strategic planning process that involves the review of strategic business plans, approval of the annual operating budget and the approval of certain capital expenditures, acquisitions and financings;

•	identifying principal risks and overseeing the implementation of risk management systems;

•	establishing succession planning and monitoring the quality and effectiveness of senior management;

•

reviewing our operating procedures, including our written policies and procedures, and where appropriate, approving the contents of major disclosure documents, including proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K, and interim and annual financial statements and management’s discussion and analysis thereon filed in accordance with the Canadian Rules; and

•

supervising the integrity of our internal control and management information systems, which includes supervising the reliability and integrity of the accounting, financial reporting and disclosure principles and practices followed by management.

We have not developed specific position descriptions for Board members or Chairpersons of the Audit, Compensation and Governance Committees. However, the Board has adopted Corporate Governance Practices and Guidelines that outline director duties and responsibilities. In addition, the respective charters of the Audit, Compensation and Governance Committees include a general overview of each respective Chairperson’s and member’s duties and responsibilities to fulfill the desired complement of talents and expertise for the committee and the Board as a whole.

Board and Committee Meetings. Directors are expected to prepare for and use reasonable efforts to participate in all Board meetings and meetings of committees on which they serve. The Board and each committee meet as frequently as necessary to properly discharge their responsibilities, with the full Board and the Audit Committee meeting at least four times per year. Each respective Chairperson reviews the agenda prepared by management for each Board and committee meeting and each director or committee member is free to suggest the inclusion of items on the agenda or otherwise modify the agenda.

Information and data that are important to the directors’ understanding of the business to be conducted at a Board or committee meeting are, to the extent practical, distributed in writing to the directors sufficiently in advance of the meeting to permit meaningful review, and directors are expected to review in detail the provided materials in advance of each meeting.

Meetings of Non-Employee Directors. Non-employee directors meet without management directors at regularly scheduled executive sessions, typically immediately before or following regularly scheduled Board meetings, or on such other dates as they may deem appropriate. The non-employee directors have designated Mr. Edward W. Lyman, Jr. to preside as lead director and chairman at all executive sessions of the non-employee directors. Mr. Anthony F. Griffiths has been designated as the vice chairman to preside at executive sessions of the non-employee directors in Mr. Lyman’s absence. These designations are reviewed by the Board annually. The Audit Committee, which is comprised solely of non-employee directors, also meets regularly with our Director of Internal Audit and our independent auditors without management directors or members of other management present.

6	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Shareholders or other interested parties may communicate directly with the lead director or the non-employee directors as a group by contacting our toll-free third-party hotline, HUB-Edge, at 1-877-HUB-EDGE, or by writing to Secretary, Hub International Limited, 55 East Jackson Blvd., Chicago, Illinois, USA 60604, or by phone at 1-877-402-6601. All correspondence directed to a particular director is referred, unopened, to that director. Correspondence not directed to a particular director is referred, unopened, to the Chairman of the Board.

Board Interaction with Institutional Investors, Research Analysts and Media. As a general rule, management speaks on Hub’s behalf. Comments and other statements from the entire Board, if appropriate, are generally made by the Chairman of the Board. In normal circumstances, each director will refer all inquiries from third parties to management.

Composition and Selection of the Board

Size and Composition of the Board of Directors. We are authorized to have between three and 10 directors. The current size of the Board is 10 members. The Board believes its current size and composition are appropriate. The Governance Committee is responsible for reviewing with the Board, on an annual basis, the composition of the Board as a whole, and whether Hub is being well served by the directors, taking into account each director’s independence, age, skills, experience and availability for service to Hub.

Director Independence. The Board currently has a majority of directors who meet the standards for independence it has adopted, which include all of the criteria of independence required by the NYSE and the Canadian Rules. Hub’s Director Independence Criteria appear as an exhibit to our Corporate Governance Guidelines that is available on our website at www.hubinternational.com by clicking on “Corporate Governance.” The Board monitors its compliance with the standards established by Hub, the NYSE requirements, the Canadian Rules and other legal requirements for director independence on an ongoing basis. Each independent director is expected to notify the Chair of the Governance Committee, as soon as reasonably practicable, in the event that his personal circumstances change in a manner that may affect the Board’s evaluation of such director’s independence.

Currently, six of 10 directors (Dr. Ahern and Messrs. Griffiths, Lyman, McElvany, Messier and Wilkinson) are independent. The Board has determined that four of 10 directors (Messrs. Hughes, Gulliver, Guthart and Martin) are not independent either because of their positions as executive officers of Hub or, in Mr. Martin’s case, his position as an officer of Fairfax, a significant shareholder of Hub.

Nominations for Director. The Governance Committee considers recommendations of potential candidates from current directors, management and shareholders. There are no differences in the manner in which the Governance Committee evaluates director nominees based on whether the nominee is recommended by a shareholder. The Governance Committee does not have a policy with respect to the consideration of any director candidate recommended by a shareholder, and as the Governance Committee evaluates such nominees in the same manner as it evaluates other nominees, the Board of Directors considers it appropriate not to have such a policy. An invitation to join the Board of Directors is extended by the Chairman of the Board.

The Governance Committee received no shareholder recommendations for nomination to the Board of Directors for 2007. All of the director nominees are incumbent directors.

Shareholders wishing to recommend director candidates for consideration by the Governance Committee may do so by writing to Secretary, Hub International Limited, 55 East Jackson Blvd, Chicago, Illinois, USA 60604, giving the recommended nominee’s name, biographical data and qualifications, accompanied by the written consent of the recommended nominee. Nominations for director made by shareholders for 2008 must be received by the Secretary by December 1, 2007.

Qualifications. The Board has developed a set of criteria which are designed to describe the qualities and characteristics desired for its board members. We have not established specific minimum age, education, years of business experience or specific types of skills for potential candidates, but in general, we expect that qualified candidates will have:

•	the highest personal and professional integrity;

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	7

•	demonstrated ability and judgment; and

•	ample business and leadership experience.

In addition, it is important for the Board as a whole to operate in an atmosphere where the chemistry between and among the members is a key element.

Reflection of Interest of Shareholders in Board Composition. Fairfax beneficially owns or exercises control and direction over, directly or indirectly, an aggregate of 25.9% of our outstanding common shares, as of March 31, 2007. Accordingly, Fairfax is considered a “significant shareholder” of Hub under the Canadian Rules. Mr. Bradley P. Martin is an officer of Fairfax and therefore considered a related, non-independent director. Mr. Anthony F. Griffiths is on the board of directors of Fairfax and various operating subsidiaries of Fairfax. Mr. Byron G. Messier previously was president and chief executive officer of Northbridge, also a subsidiary of Fairfax, until his retirement on December 30, 2005. The Board has determined that Messrs. Griffiths and Messier each meet the criteria for independence required under Hub’s Director Independence Criteria, the NYSE rules and the Canadian Rules. The Board believes that the Board’s six independent directors and four directors who also serve as our executive officers or are otherwise related (the majority of whom hold a meaningful number of our common shares) will ensure that the views of shareholders, other than Fairfax, are brought to and considered by the Board.

Membership on Other Boards. Directors must inform the Chairman of the Board and the Chair of the Governance Committee in advance of accepting an invitation to serve on the board of directors of another public company. No member of the Audit Committee may serve as an Audit Committee member for more than three public companies.

Changes in Current Job Responsibility. A director, including an employee director, who retires from or changes the job or the principal responsibility that he held when he was elected to serve on the Board, is required to inform the Board of such retirement or change in order to give the Board an opportunity, through the Governance Committee, to review whether it is appropriate for such director to continue to be a member of the Board.

Term Limits. The Board has not established any term limits to an individual’s membership on the Board. As an alternative to term limits, the Governance Committee, as part of its annual assessment of the composition of the Board, reviews a director’s continuation on the Board.

Board and Committee Evaluations. The Governance Committee, on behalf of the Board, conducts an annual evaluation of the Board, of each individual director, of the Audit Committee and of the Compensation Committee, to determine whether each of them is functioning effectively, and submits a full report to the Board at the end of the review. The assessment focuses on the contribution to Hub by the Board, each individual director, the Audit Committee and the Compensation Committee, and specifically focuses on areas in which the Governance Committee believes a better contribution could be made. The Governance Committee establishes the criteria to be used in such evaluations. The Governance Committee does not conduct formal self-assessments, but reviews its structure, procedures and processes on a periodic basis, as meetings are held, for the purpose of making recommendations to our Board of Directors as to any changes in membership that may be warranted.

Director Access to Officers, Employees and Independent Advisors

Access to Management and Employees. Our directors have full and unrestricted access to our officers and employees.

Access to Independent Advisors. The Board and each committee have the power to hire independent legal, financial or other advisors as it may deem necessary, without consulting or obtaining the approval of any of our officers in advance. We will provide sufficient funding to the Board and to each committee, as determined by the Board and each of its committees, to exercise its functions and provide compensation for the services of its advisors and, in the case of the Audit Committee, the independent auditors. Hub and the Board believe that individual directors are

8	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

adequately provided access to independent advisors through the Board’s and committees’ ability to hire independent advisors. The Board would, however, consider a request for funding from an individual member of the Board to hire an independent advisor, should such a request be forthcoming.

Internal Reporting. The Audit Committee encourages communication through HUB-Edge, a third-party toll-free hotline at 1-877-HUB-EDGE, which permits the anonymous submission of complaints and concerns by officers and employees regarding accounting and auditing matters and of reports regarding alleged violations of our codes of conduct and ethics policies, and any other policies or applicable laws. Our senior management is encouraged to initiate direct contact with the Chair of the Audit Committee if they believe that there is a matter regarding financial reporting that should be brought to the attention of the Board.

Director Orientation and Continuing Education

All new directors are provided with our Corporate Governance Guidelines and participate in our orientation program as soon as practicable after the annual meeting of shareholders at which such directors are first elected. The program includes presentations by senior management and outside advisors, as appropriate, to familiarize new directors with our business, strategic plans, significant financial, accounting and risk management issues, and compliance programs, as well as their fiduciary duties and responsibilities as directors. All other directors also are invited to attend the orientation program.

The Governance Committee and members of our senior management, as well as appropriate outside advisors, periodically report to the Board on any significant developments in the law and practice of corporate governance and other matters relating to the duties and responsibilities of directors in general.

Directors’ and Officers’ Liability Insurance

We purchase and maintain directors’ and officers’ (D&O) liability insurance for the benefit of Hub and our directors and officers. This insurance provides a per loss and aggregate limit of $30 million with a $500,000 retention applicable to securities claims and a $250,000 retention applicable to all other claims. The approximate premium and associated fixed expenses paid for these coverages for the policy year from May 31, 2006 to May 31, 2007 was $608,700. We also maintain excess coverage of $20 million for the exclusive benefit of our directors and officers (which does not provide protection for Hub). The approximate premium for this coverage for the policy year from May 31, 2006 to May 31, 2007 was $215,000.

Communication with the Board

Shareholders and other interested parties may communicate with our directors by calling our third-party hotline, HUB-Edge, at 1-877-HUB-EDGE. or by writing to our Secretary, Hub International Limited, 55 East Jackson Blvd., Chicago, Illinois, USA 60604, or by phone at 1-877-402-6601. All correspondence directed to a particular Board member is referred, unopened, to that member. Correspondence not directed to a particular Board member is referred, unopened, to the Chairman of the Board.

All Board members are encouraged, but not required, to attend our annual meeting of shareholders. Last year, four Board members attended our annual meeting of shareholders.

Codes of Conduct and Ethics

We have a Code of Ethics & Business Conduct that applies to our directors, officers and employees, and a Code of Ethics for Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial officers, which are intended to promote honest and ethical conduct, full and accurate reporting and compliance with laws. A copy of the Code of Ethics & Business Conduct for Directors, Officers and Employees and Code of Ethics for Senior Financial Officers are available on our website www.hubinternational.com by clicking on “Corporate Governance.” These policies are also available in print to any shareholder upon request.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	9

We reinforce our codes of conduct and ethics through company communiqués, management compensation models that recognize the importance of ethical behavior, and company awards that recognize ethical leadership by example. We monitor compliance with our codes of conduct and ethics through our whistle-blower hotline (HUB-Edge), our annual performance reviews of management that include ethics components in the assessment of individual performance, and our internal control processes.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

The Compensation Committee of our Board of Directors establishes and implements Hub’s compensation philosophy relating to all compensation, including equity-based compensation, for our Chief Executive Officer, other members of our EMT and other executive officers. The members of the EMT for 2006 were our Chief Executive Officer, Chief Financial Officer, President, Chief Operating Officer, Chief Sales Officer, Chief Corporate Development Officer, Chief Legal Officer and, beginning in November 2006, the chief executive officer of Talbot Financial Corporation and Hub International of California Insurance Services, Inc., who is also president of our West region. We refer to Talbot Financial Corporation as “Talbot,” Hub International of California Insurance Services, Inc., as “HUB California.”

For 2006, our named executive officers were:

•	Martin P. Hughes, our Chairman and Chief Executive Officer;

•	John P. Graham, who joined Hub and began serving as our Chief Financial Officer on November 13, 2006;

•

Dennis Pauls, who served as our Chief Financial Officer until November 12, 2006, and currently serves as president and chief executive officer of HUB Ontario, our regional HUB headquartered in Toronto, Ontario;

•	Bruce D. Guthart, our Chief Operating Officer;

•	Richard A. Gulliver, our President; and

•	Roy Taylor, chief executive officer of Talbot and HUB California and Regional President of our West region.

Compensation Philosophy

Hub’s corporate goals have been built around the hallmarks of sustainable growth and leading our peer group of broker companies in organic growth. We believe that the most important form of capital invested in any business is human capital. Maximizing the contributions of our people and continually improving productivity – the return on our human capital – is critical to creating sustainable growth and being a leader among our peers. Among our goals is to be known as the employer of choice in our industry, attracting and retaining the most capable of those who aspire to a challenging and rewarding career in an entrepreneurial, sales-oriented business.

To achieve these goals, we must be able to attract, motivate and retain highly talented, energetic EMT members and other executives who are committed to our core values of “One Team, One Vision.” Our compensation programs are designed to promote these values and to enhance the development of a cohesive corporate culture led by an EMT and other executives who reflect our collective values in their respective areas of responsibility. We believe that employees who share our values are likely to contribute significantly more to the achievement of our goals and to remain with us longer, providing, in turn, expanded returns on our investment in them and reducing our costs of recruitment through relatively low turnover.

We look to provide incentives to and reward our EMT members and other executives for their contributions to Hub. We believe that total compensation should be tied to job responsibility, individual performance and corporate performance, and should be aligned with Hub’s performance in achieving financial and non-financial objectives. We recognize that total compensation must reflect the value of the job in the marketplace for us to attract, motivate and retain high quality, enthusiastic, entrepreneurial executives. We have no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.

10	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

We endeavor to align total compensation, and in particular, long-term incentive compensation, with our shareholders’ interests. For example, when making recommendations regarding the compensation of our Chief Executive Officer, the Compensation Committee reviews Hub’s performance and shareholder return, the value of incentive awards to executive officers at comparable companies, the awards made to him in past years, the confidence in his leadership expressed by other members of the EMT, external feedback regarding his reputation in the industry and his ability to attract quality acquisition candidates.

Although we do not have any formal requirements regarding minimum equity ownership by any of our executive officers, we encourage them to accumulate a minimum value equal to approximately 2.5 times base salary in Hub’s equity, including restricted share units. As part of our efforts to align the interests of our key executives with our shareholders, we required our Chief Executive Officer, President, Chief Operating Officer and certain of our other executive officers to enter into escrow agreements at the time they acquired certain of our common shares. These escrow agreements restrict their ability to transfer 70 percent of the escrowed common shares for a period of up to 10 years from the date they acquired the shares, subject to early release upon certain circumstances such as death, disability, termination without cause, attaining age 60 years, or a change of control. 45,217 of our Chief Executive’s common shares remain subject to this restriction until September 2007; 90,429 of our Chief Executive’s common shares remain subject to this restriction until August 2008 when he attains 60 years of age; 307,667 of our Chief Operating Officer’s common shares remain subject to this restriction until June 2011; 206,368 of our President’s common shares and 20,527 of our former Chief Financial Officer’s (Mr. Pauls’) common shares remain subject to this restriction until December 2008; in each case, subject to earlier release upon a change of control. If consummated, the Maple Tree Transaction would constitute a change of control.

Overall, we strive to provide total compensation to our EMT members and our other executives that is fair, reasonable and competitive, and that promotes Hub’s short-term and long-term goals. The Compensation Committee evaluates both performance and compensation to ensure that compensation provided to EMT members and other key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies. We reinforce, and assess compliance with, our ethical standards through 360 degree performance assessments of our EMT and our other executives.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes recommendations to the Board regarding our Chief Executive Officer’s compensation. The Compensation Committee reviews the results of, and procedures for, the evaluation of the performance of the other EMT members and other executive officers by our Chief Executive Officer and approves the compensation of the other EMT members and certain other executive officers. The Compensation Committee further evaluates the performance of the other EMT members and other executive officers as it considers appropriate, and may amend or revise the procedures for the evaluation of these individuals as it considers appropriate under the circumstances.

Compensation Peer Group

In making compensation decisions, the Compensation Committee compares total compensation and the individual components of total compensation to a peer group of publicly traded insurance brokerages, which we refer to as the “compensation peer group,” against which the Compensation Committee believes Hub competes for talent and for shareholder investment. For 2006, the companies comprising the compensation peer group were: Arthur J. Gallagher & Co., Brown & Brown Inc., Hilb Rogal & Hobbs Company and USI Holdings Corporation. For comparison purposes, Hub’s annual revenues are less than the median revenues of the compensation peer group. From time to time, although not each year, the Compensation Committee retains an independent consulting firm to assist it with its review of executive compensation policies, performance, compensation levels and components, and a comparison of our executive compensation programs with those of the compensation peer group. The Compensation Committee did not retain an independent consultant for such purposes during 2006. The compensation peer group data provides guidance, but does not dictate the setting of compensation, or any individual element of compensation, for our EMT members or other executive officers.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	11

Timing of Compensation Decisions

All elements of executive officer compensation are reviewed during the first quarter of each year, after a review of financial, operating and individual objectives with respect to the prior year results. Payments of incentive compensation earned during a year are made on or prior to March 31 of the following year (or the business day preceding March 31, if March 31 is not a business day).

During the first quarter of each year, financial and operating objectives are determined for the current year. Individual objectives for our Chief Executive Officer are also finalized by the Compensation Committee and individual objectives are finalized for other EMT members and other executive officers by our CEO subject to approval by the Compensation Committee. The Compensation Committee may, however, review salaries or make awards at other times as the result of new appointments or promotions during the year. The Compensation Committee may also adjust award objectives for an executive officer or use its discretion in determining whether individual objectives have been met based on new appointments, promotions or transfers to other assignments during the year.

Elements of Executive Compensation

We have entered into employment agreements with all of our named executive officers and other members of the EMT. Dennis Pauls has entered into an employment agreement containing substantially the same terms as the agreement he had while serving as our Chief Financial Officer, with respect to his new role as President and Chief Executive Officer of our Ontario regional hub. Mr. Pauls no longer participates in the EMT or the EMT incentive compensation plans. We have built our executive compensation programs based on components that include a fixed salary to provide a measure of income stability, a cash bonus to reward excellence in personal and corporate performance, and an award of equity that links the personal interests of our executives to our shareholders by providing executives with an incentive for corporate performance, teamwork and long-term personal commitment.

Base Salary

The base salary of each of the EMT members and our other executive officers is established under the officer’s respective employment agreement. The Compensation Committee reviews and makes recommendations to the Board regarding all new employment agreements for our executive officers and periodically reviews existing employment agreements with our executive officers for appropriateness. Annual base salary increases for all executive officers are determined by an evaluation of factors that may include an assessment of past performance and/or anticipated future contribution of each executive officer, as well as the base salaries paid for comparable positions at companies in our compensation peer group, local employment market conditions, and recommendations of consultants.

The base salary of our Chief Executive Officer is reviewed and determined by the Compensation Committee as part of the Compensation Committee’s annual review of his total compensation, for approval by the Board. In determining the amount of Mr. Hughes’ base salary for 2006, the Compensation Committee considered the compensation of the chief executive officers of comparable companies, general industry benchmarks, Mr. Hughes’ experience in the industry, Mr. Hughes’ years of service with Hub, the nature of Mr. Hughes’ responsibilities, the improvement in Hub’s performance under Mr. Hughes’ leadership, and the compensation earned by Hub’s other executive officers. Changes in base salaries of other EMT members are recommended by our Chief Executive Officer, subject to approval by the Compensation Committee. Mr. Hughes received a $35,000 increase in base salary in 2006.

In determining the amounts of base salary for the other EMT members, other than Mr. Taylor, for 2006, the Compensation Committee reviewed and approved the recommendations made by Mr. Hughes. Mr. Guthart received a $35,000 increase in base salary; Mr. Gulliver received a $25,000 increase in base salary and Mr. Pauls received a $20,000 increase in base salary. Mr. Taylor became an EMT member in November 2006. Mr. Taylor’s 2006 base salary was determined by our Chief Operating Officer and approved by the Compensation Committee. Mr. Taylor received a $36,046 increase in base salary in 2006.

12	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Annual Bonus Incentives

Members of our EMT participate in an annual cash incentive plan, or the “AIP,” that rewards them for overall company and personal performance. Bonuses under the AIP are triggered by minimum 5% growth in earnings per share year over year, adjusted to allow for extraordinary items (as defined in AIP), which we refer to as “Adjusted EPS.” For 2006, Adjusted EPS excluded amounts paid as earn-out consideration under prior agreements entered into in connection with our acquisition of Talbot. AIP bonuses increase as intermediate annual Adjusted EPS growth targets are achieved up to a maximum payout at 20% Adjusted EPS growth.

The threshold award for 5% growth in Adjusted EPS during 2006 was a bonus of 50% of base salary for our Chief Executive Officer and a bonus of 37.5% of base salary for the other EMT members, other than Mr. Taylor, whose bonus for 2006 is discussed below. The AIP contemplates maximum individual bonuses relative to base salary — for our Chief Executive Officer, up to a maximum of 200% of base salary, and for other EMT members, up to 150% of base salary. Maximum bonuses triggered by the attainment of Adjusted EPS growth targets may be reduced at the discretion of the Compensation Committee based upon individual performance metrics contained in annual performance awards, by up to 20% in the case of our Chief Executive Officer, and by up to 40% in the case of other EMT members. Individual performance metrics for our Chief Executive Officer are established by the Compensation Committee. Individual performance metrics for the other EMT members are recommended by our Chief Executive Officer, subject to approval by the Compensation Committee. Subject to the approval of our Board of Directors, the Compensation Committee has the right to modify the terms of the AIP for any performance period for which a performance award has not yet been made.

In 2006, Adjusted EPS increased by 8.4% and individual performance targets were met by all members of the EMT, resulting in an AIP bonus of 75% of base salary being earned by our Chief Executive Officer and an AIP bonus of 56.25% of base salary being earned by Messrs. Gulliver, Guthart and Pauls. Because Mr. Taylor first became an EMT member in November 2006, he did not participate in the AIP for 2006. Because Mr. Graham first joined Hub in November 2006, he did not participate in the AIP during 2006. Awards paid to the named executive officers under the AIP on March 15, 2007, for performance in 2006 are reflected in column (e) of the Summary Compensation Table on page 19.

Certain executive officers of our subsidiaries are eligible for participation in an annual bonus plan, the “Subsidiary Plan,” whereby the members of management share an aggregate cash bonus based upon the attainment of revenue and profitability targets for the respective subsidiary, and subject to reduction if our annual corporate earnings per share target is not achieved. The extent to which any individual participates in the Subsidiary Plan is determined by our internal bonus committee, comprised of our Chief Executive Officer, President, Chief Operating Officer and Chief Sales Officer, subject to the final approval of the Compensation Committee. Factors considered in determining the individual allocations from the Subsidiary Plan include position, responsibilities, leadership competencies and individual performance relative to the goals of Hub and the respective subsidiary.

Because Mr. Taylor did not become an EMT member until November 2006, he did not participate in the Subsidiary Plan during 2006. Instead Mr. Taylor received a bonus for 2006 pursuant to his prior employment agreement. His bonus was based on individual performance parameters established by our Chief Operating Officer, to whom he reported during 2006, and approved by the Compensation Committee. These parameters included certain adjusted earnings growth and organic growth targets for certain hubs in our Pacific, Southwest and Mountain regions. No bonus would have been payable if actual adjusted earnings growth had been negative, regardless of the level of organic growth in these regions. Adjusted earnings growth of at least 2% would have resulted in a threshold bonus of 7.15% of base salary. Organic growth of at least 2% would have resulted in an additional bonus of 10% of base salary, for a combined bonus of 17.15% of base salary. Mr. Taylor’s 2006 bonus arrangement contemplated a maximum bonus of 100% of base salary upon attainment of both adjusted earnings growth of at least 10% and organic growth of at least 7%.

Mr. Taylor achieved the maximum adjusted earnings growth target and exceeded the minimum threshold (but did not reach the mid-point target) for the organic growth portion of the bonus. The bonus paid to Mr. Taylor on

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	13

February 28, 2007, for 2006 performance is reflected in column (e) of the Summary Compensation Table on page 19. Mr. Taylor became a member of the EMT in November 2006, entered into a new employment agreement with us in February 2007 and will participate in the AIP for 2007.

Long-Term Incentive Compensation

Amended and Restated 2005 Equity Incentive Plan. Our Amended and Restated 2005 Equity Incentive Plan, or the “2005 EIP,” is the principal long-term incentive component of our executive compensation program. Under the 2005 EIP, the Compensation Committee may make long-term incentive compensation, or “LTIC,” awards in the form of restricted share units, options, or restricted shares to EMT members and other key employees. In addition, the 2005 EIP authorizes the Compensation Committee to make LTIC awards in the form of performance shares, which enables us to tie LTIC awards to key executives to the achievement of specific performance goals.

The 2005 EIP is also intended to further the following objectives and principles:

•	Provide industry-competitive compensation for key employees based upon both Hub’s and individual performance;

•	Recognize and reward the ability of key employees to impact Hub’s success;

•	Focus our key employees on critical performance criteria and goals;

•	Encourage teamwork and cooperation among our key employees;

•	Align the interests of shareholders and the key employees; and

•	Enable Hub to use measurable performance metrics when compensating key employees.

Restricted Share Units. Restricted share units represent the right to receive an award of common shares on a deferred basis without payment of cash consideration, subject to such vesting, forfeiture and other restrictions as the Compensation Committee may determine. We have approved LTIC annual program guidelines, or “EMT LTIC guidelines,” for the EMT members for 2006 and subsequent years. Under the EMT LTIC guidelines, which the Compensation Committee may revoke or amend at any time with respect to any award not yet granted, each EMT member will be contingently granted performance awards in the form of restricted share units equal in number to 50% of the EMT member’s base salary, based on our per common share price at the time of grant, or if greater, $14.00. In 2006, each of the members of the EMT volunteered to forgo 10% of the restricted share units otherwise to have been awarded so that restricted share units could be awarded to certain junior members of our corporate management team. The restricted share units will be forfeited in their entirety unless Hub achieves an average annual increase of at least 5% in Adjusted EPS compounded over the period of the five consecutive years beginning with the year of grant. In addition, the EMT member generally must be employed by Hub or a subsidiary at the end of the five-year period for the award to vest. An EMT member will be entitled to a prorated portion of the award, based on the number of months that she or he was employed during the five-year performance period, if employment terminates because of death, disability or termination without cause. The awards will fully vest upon a change of control (defined as a sale of all or substantially all of the assets of Hub or the acquisition by any person or group of related persons, other than Fairfax or persons related to Fairfax of more than 50% of our shares ordinarily entitled to be voted on the election of directors). If consummated, the Maple Tree Transaction would constitute a change of control.

Pursuant to LTIC awards made in 2006 under the 2005 EIP, we granted an aggregate of 30,440 restricted share units to Messrs. Hughes, Gulliver, Guthart and Pauls that vest at the end of 2010, subject to a performance goal of an average annual increase of at least 5% in Adjusted EPS over 2005, compounded over the period of five years from January 1, 2006 to December 31, 2010. In addition, except in the case of certain circumstances, including a change of control, they must be employed by Hub or a subsidiary on December 31, 2010. If consummated, the Maple Tree Transaction would constitute a change of control. No dividends or cash payments in lieu of dividends are paid or credited in respect of any of these restricted share units. These restricted share unit grants are reflected

14	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

in column (d) of the Summary Compensation Table on page 19 and in column (f) of the Grants of Plan-Based Awards Table on page 22.

In 2006, we granted 15,000 restricted share units to Mr. Graham that vest on November 1, 2013, if he remains employed by Hub or a subsidiary through that date. The restricted share units may vest sooner upon his death or disability or upon a change of control. If consummated, the Maple Tree Transaction would constitute a change of control. These restricted share units were granted under the employment agreement that we entered into with Mr. Graham when he became our Chief Financial Officer in November 2006. Mr. Graham’s employment agreement provides for an additional grant of 5,000 restricted share units on similar terms which was to have been made on the first anniversary of his employment with us, but which now will be awarded upon completion of the Maple Tree Transaction. No dividends or cash payments in lieu of dividends are payable in respect of these restricted share units. Mr. Graham’s restricted share unit grant is reflected in column (d) of the Summary Compensation Table on page 19 and in column (f) of the Grants of Plan Based Awards Table on page 22.

Mr. Taylor did not receive an LTIC award or any restricted share units under the 2005 EIP during 2006. Mr. Taylor became a member of the EMT in November 2006 and is eligible for LTIC grants under the 2005 EIP in 2007.

Awards of restricted share units, made in the normal course to EMT members on March 30, 2007, are subject to cancellation upon completion of the Maple Tree Transaction.

Stock Options. During 2006, we did not grant any options. Options granted in prior years typically have a maximum term of seven years, an exercise price equal to the fair market value of a common share on the date of grant, and become exercisable as to one-third of the underlying shares each year from the date of grant. Common shares received on exercise typically are subject to transfer restrictions and held in escrow for five years from the date of grant subject to certain release provisions.

Restricted Shares. We did not issue any restricted shares to our named executive officers during 2006.

Talbot Earnout Agreement. On July 1, 2004, we purchased all of the common shares of Satellite Acquisition Corporation, or “Satellite,” a corporation formed by the then senior management at Talbot, including Mr. Taylor. Satellite purchased 100% of Talbot from Safeco Corporation. As part of our acquisition of Satellite, we entered into an agreement, which we refer to as the “Talbot Earnout Agreement,” to purchase special shares of Satellite owned by the management of Talbot, including Mr. Taylor, using Hub common shares, cash or a combination thereof, in Hub’s sole discretion. A certain 70 members of Talbot’s management, including Mr. Taylor, were compensated based on achieving certain performance targets during each of the 12 months ended December 31, 2004, 2005 and 2006. The first earnout payment of $16.4 million was made in cash on September 1, 2005, based upon Talbot’s earnings for the 12 months ended December 31, 2004. The second earnout payment of $19.0 million was paid in restricted common shares on March 31, 2006, based upon Talbot’s earnings for the 12 months ended December 31, 2005. The final earnout payment of $21.8 million was paid in cash on April 2, 2007, based upon Talbot’s earnings for the 12 months ended December 31, 2006. Mr. Taylor received $3,810,813 of this final cash payment, which is referred to in footnote 11 in column (e) of the Summary Compensation Table on page 19.

Employee Share Purchase Plan. We have an Employee Share Purchase Plan under which our Canadian-resident employees, including executive officers, who have completed three months of continuous service may purchase our common shares by contributing to the plan up to a maximum of 10% of the employee’s annual base salary. We do not make any loan or other contribution in respect of any such purchase. Participation in the plan is entirely voluntary and transfers of shares acquired under this plan are not restricted by the terms of the plan. Common shares are purchased by the trustee of the plan from our treasury at market value or in the open market without any discount from fair market value. During 2006, our named executive officers did not purchase any shares pursuant to our Employee Share Purchase Plan.

Executive Share Purchase Plan. We have an Executive Share Purchase Plan under which, prior to the Sarbanes-Oxley Act of 2002, we granted or guaranteed loans to our executive officers and service providers to purchase our

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	15

common shares. A loan advanced or arranged under the plan is repayable by the participant 10 years from the date of the loan. We pay interest on the loan on behalf of the employee. A participant’s entitlement to shares allocated under the plan vests at a rate of 10% per year while employed by Hub. All shares purchased pursuant to the plan are held as security for the outstanding loans of the participant. Common shares purchased under the plan were purchased from our treasury at market value or in the open market without any discount from fair market value. No loans to executive officers and no purchases of shares by executive officers pursuant to the Executive Share Purchase Plan were made in 2006 and we do not intend to allow any further loans or purchases pursuant to this plan.

Pursuant to his employment agreement as then in effect, Mr. Gulliver purchased 52,444 of our common shares under the Executive Share Purchase Plan in February 1999. In connection with this purchase, Mr. Gulliver borrowed C$632,500 (or $542,779, based on the exchange rate in effect on December 31, 2006) from the Bank of Montreal and used the proceeds of the loan to pay for the common shares, which are held in escrow as collateral for the loan and vest at the rate of 10% per year so long as Mr. Gulliver remains employed by Hub, subject to earlier vesting upon certain circumstances, including a change of control. If consummated, the Maple Tree Transaction would constitute a change of control. As per Hub’s arrangement with Bank of Montreal at that time, the loan has a 10-year maturity with payments of interest monthly prior to maturity and was guaranteed by Hub, and Hub pays the interest on the loan on behalf of Mr. Gulliver. Although the original principal amount of the loan remains outstanding under the loan through December 31, 2006, Hub has agreed to assume Mr. Gulliver’s obligations in the amount of $383,138 under the loan, which we consider forgiveness of the loan and have recorded as compensation to Mr. Gulliver in the years that Hub assumed these obligations. In 2006, Hub assumed $78,715 of the loan, and this amount is included in the amount reported in the “All Other Compensation” column of the Summary Compensation Table for Mr. Gulliver on page 19. On February 10, 2007, we assumed an additional $53,214 of the loan. If Mr. Gulliver remains employed with Hub through February 10, 2009, we anticipate assuming the remaining $106,427 of principal in equal installments of $53,214 on each of February 10, 2008 and 2009. Hub would assume the remaining principal and interest on Mr. Gulliver’s loan in the event of a change of control, such as the Maple Tree Transaction, if consummated.

Retirement and Other Benefits

401(k) Retirement Savings Plan. Our 401(k) Retirement Savings Plan is a tax-qualified retirement savings plan pursuant to which all U.S.-based employees, including our named executive officers, are able to contribute the lesser of up to 25% of their annual salary or the limit prescribed by the Internal Revenue Service to the plan on a before-tax basis. We will match 60% of the first 5% of base salary and annual bonus that is contributed to the 401(k) Retirement Savings Plan and may make discretionary profit-sharing contributions to the plan. All employee contributions to the 401(k) Retirement Savings Plan are fully-vested upon contribution. Employer cash contributions generally vest ratably over a five-year vesting service period; contributions of Hub common shares generally vest ratably over a three-year vesting service period. Any unvested Hub common shares vest upon termination of the plan, including termination upon a change in control. Hub does not intend to terminate the plan upon completion of the Maple Tree Transaction, but all unvested Hub common shares held in the plan will become fully vested upon such change of control. An employee receives one year of vesting service credit for each calendar year of employment during which the employee works at least 1,000 hours.

Perquisites and Other Personal Benefits. We provide medical, life and disability insurance coverage to all of our employees. Our named executive officers are eligible for the same benefit plans provided to other employees. There are no special medical, life or disability insurance plans for our executive officers. We do not provide significant perquisites or personal benefits to our named executive officers. The perquisites and personal benefits that we do provide have been identified in the notes to the Summary Compensation Table on page 19. We believe that the perquisites and personal benefits that we provide are reasonable and consistent with our overall compensation program.

Severance and Change of Control Benefits. Pursuant to their employment agreements, if any of our named executive officers is terminated without cause (as defined in the individual employment agreements) or terminates his employment for good reason (as defined in the individual employment agreements), he is eligible to receive (1) 12

16	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

months of base salary, (2) a ratable portion, based on the days elapsed in the then current year to the effective date of termination, of an amount equal to the most recent AIP award paid to him, (3) a ratable portion, based on the number of whole months worked by the individual during the performance period, of the AIP award for the year of termination if the target performance goal is attained, and (4) an amount equal to the value of the employer portion of group insurance and automobile benefits or allowance, all on a semi-monthly basis over the ensuing 12 months.

We do not have any change-of-control severance programs for any of our named executive officers. However, under the terms of their restricted share unit grants, unvested awards will fully vest upon a termination of employment following a change of control. If the payments made to the named executive officer, or the value of other benefits received by the named executive officer, in connection with a change of control exceed certain limits, Section 280G of the Internal Revenue Code imposes an excise tax on the named executive officer. The costs of this excise tax, including related tax gross-ups, would be borne by Hub.

Pursuant to their employment agreements, each of the named executive officers has agreed to keep confidential information regarding the business and corporate affairs of Hub and Hub’s clients. The employment agreements restrict each of the named executive officers from competing with Hub in any insurance agency or brokerage business, without Hub’s consent, for a period of two years after his termination of employment. This noncompetition restriction does not apply to the executive officers owning less than 5% of the issued capital stock of a public company whose shares are quoted in a published newspaper of general circulation. Pursuant to their employment agreements, each of the named executive officers has agreed not to solicit or accept business from any Hub client, or to solicit any Hub producer or employee, for a period of two years after his termination of employment. If the executive officer violates any of these noncompetition and nonsolicitation covenants, the executive officer (1) is obligated to pay liquidated damages to Hub equal to two times the annual commissions, fees and other gross revenues (as defined in the employment agreements) generated by or attributable to any such client, employee or producer, as well as any fees incurred by Hub in replacing a producer or employee, and (2) forfeits all unpaid separation benefits.

Other Matters

Hedging Prohibition. Our named executive officers and other EMT members are prohibited from speculating in our common shares, which includes, but is not limited to, short selling, writing covered calls and hedging or any other type of derivative arrangement that has a similar economic effect.

Policy Regarding Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation payments to our executive officers. This section also provides for certain exemptions to the limitations, specifically compensation that is performance based within the meaning of Section 162(m). The Compensation Committee has generally endeavored to structure our executive compensation plans to achieve deductibility under Section 162(m) with minimal sacrifice in flexibility and objectives. However, deductibility is not the sole factor used in designing and determining appropriate compensation. The Compensation Committee may, in its discretion, enter into compensation arrangements that are not deductible under Section 162(m).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with Hub’s management the “Compensation Discussion and Analysis” and has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A.

By the Order of the Compensation Committee

Frank S. Wilkinson (Chairman)

Anthony F. Griffiths

Edward W. Lyman, Jr.

James W. McElvany

Byron G. Messier

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	17

EMPLOYMENT AGREEMENTS

Each of our named executive officers, except Dennis Pauls, has entered into an employment agreement with Hub of indefinite duration and substantially similar terms. Pursuant to his respective employment agreement, each named executive officer receives an annual base salary, an automobile allowance, matching contributions on his behalf to Hub’s 401(k) Retirement Savings Plan in accordance with the plan terms, reimbursement of club dues as approved by the Compensation Committee, an annual personal tax planning subsidy and four weeks of vacation annually. The executives participate in Hub’s group insurance and welfare benefits on the same basis as Hub’s other full-time salaried employees. The employment agreements also provide that the named executive officers are eligible to participate in Hub’s short-term and long-term incentive award plans available for members of the EMT. The employment agreements require the named executive officers to maintain the confidentiality of Hub information and subject them to noncompetition and nonsolicitation restrictions during their employment and for a period of two years following the termination of the employment agreements. The employment agreements provide severance benefits as described further in the “Compensation Discussion and Analysis,” above, at “Severance and Change of Control Benefits.”

As discussed in the “Compensation Discussion and Analysis,” above, Mr. Taylor became a member of the EMT in November 2006 and his employment agreement in effect for 2006 differed from those of the other named executive officers described in the preceding paragraph. Under Mr. Taylor’s employment agreement with Talbot in effect during 2006, he received an annual base salary, a bonus based on performance criteria established by Hub for him individually and for Talbot, and four weeks of vacation annually. He participated in Hub’s group insurance and welfare benefits on the same basis as Hub’s other salaried employees. He also received additional cash compensation for 2006 pursuant to the Talbot Earnout Agreement, discussed further in the “Compensation Discussion and Analysis,” above. He did not participate in the AIP or the 2005 EIP for 2006. In February 2007, Mr. Taylor entered into a new employment agreement with Hub that superseded his prior agreement with Talbot. His new employment agreement is consistent with those of the other EMT members as described in the preceding paragraph.

Mr. Pauls has entered into an employment agreement as regards his new role as President and Chief Executive Officer of our Ontario regional hub, which contains terms substantially similar to the agreement he had in his role as Chief Financial Officer of Hub and does not include participation in the EMT or EMT incentive compensation plans.

18	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

SUMMARY COMPENSATION TABLE

The following table shows the compensation earned by each of the named executive officers for the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position (a)	Year (b)	Salary (2) (c)	Stock Awards (d)		Non-Equity Incentive Plan Compensation (e)		All Other Compensation (3) (f)	Total (g)
Martin P. Hughes, Chairman and Chief Executive Officer	2006	$635,000	$412,783	(4)(5)	$476,250	(6)	$57,173	$1,581,206

John P. Graham, Chief Financial Officer(7)	2006	$45,740	$10,425	(8)	—		$2,188	$58,353

Dennis J. Pauls, Former Chief Financial Officer(9)	2006	$310,000	$209,342	(5)(10)	$174,375	(6)	$37,398	$731,115

Roy Taylor, Chief Executive Officer of Talbot and HUB California and Regional President-West Region	2006	$475,000	—		$326,800	(11)	$19,620	$821,420

Bruce D. Guthart, Chief Operating Officer	2006	$535,000	$479,236	(5)(12)	$300,938	(6)	$65,175	$1,380,349

Richard A. Gulliver, President	2006	$410,000	$284,689	(5)(13)	$230,625	(6)	$136,161	$1,061,475

(1)	No bonus was paid to a named executive officer for 2006 performance except as part of a non-equity incentive plan. No options were granted to any named executive officer for 2006 performance. Hub does not maintain any pension or nonqualified deferred compensation plans for our named executive officers. Hub does not have a pre-established policy or target for the allocation between salary and incentive compensation, between cash and non-cash compensation, or between short-term and long-term compensation.

(2)	Salary represents base salary earned in 2006.

(3)	The named executive officers’ other compensation included the following:

Mr. Hughes ($18,000—vehicle allowance; $10,395—club dues; $5,000—financial planning services; $6,600—matching 401(k) Retirement Savings Plan contributions; $16,158—cash in lieu of dividends on certain prior restricted share unit grants; $1,020—life insurance premiums);

Mr. Pauls ($12,000—vehicle allowance; $2,335—club dues; $6,289—financial planning services; $6,600—matching 401(k) Retirement Savings Plan contributions; $9,154—cash in lieu of dividends on certain prior restricted share unit grants; $1,020—life insurance premiums);

Mr. Taylor ($12,000—vehicle allowance; $6,600—matching 401(k) Retirement Savings Plan contributions; $1,020—life insurance premiums);

Mr. Guthart ($18,000—vehicle allowance; $5,000—financial planning services; $2,238—club dues; $6,600—matching 401(k) Retirement Savings Plan contributions; $1,020—life insurance premiums; $32,317—cash in lieu of dividends on certain prior restricted share unit grants); and

Mr. Gulliver ($18,000—vehicle allowance; $2,548—club dues; $5,163—financial planning services; $6,600—matching 401(k) Retirement Savings Plan contributions; $13,115—cash in lieu of dividends on certain prior restricted share unit grants; $1,020—life insurance premiums; $78,715—amount of loan forgiveness recognized for 2006 annual financial statement reporting purposes with respect to a loan under the Executive Share Purchase Plan (see the “Compensation Discussion and Analysis,” above, for additional information regarding the loan and loan forgiveness); $11,000—reimbursement for taxes attributable to interest paid by

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	19

Hub on the loan made under the Executive Share Purchase Plan (see the “Compensation Discussion and Analysis,” above, for additional information)).

(4)	Represents the amount recognized by Hub for 2006 annual financial statement reporting purposes in accordance with FAS 123R for the 10,227 restricted share units awarded to Mr. Hughes on March 30, 2006, under our 2005 EIP, 54,895 restricted share units awarded to Mr. Hughes on March 30, 2005, under our prior 2005 Equity Incentive Plan, or “Prior 2005 EIP,” and 44,130 restricted share units awarded to Mr. Hughes on June 30, 2003, under our Equity Incentive Plan Amended May 6, 2003, or “2003 EIP,” all of which are subject to vesting. Vesting of awards made under the 2005 EIP is described further in the “Compensation Discussion and Analysis,” above. Vesting of awards made under the Prior 2005 EIP and the 2003 EIP is described further in footnote 5, below. Refer to Note 12, “Share Based Compensation,” of Hub’s consolidated financial statements in Part II, Item 8 of our 2006 Annual Report on Form 10-K for a discussion of assumptions relevant to the valuation of the awards.

(5)	57.5% of the restricted share units awarded to the executive under our Prior 2005 EIP vest based on continued employment through December 31, 2008; and the remaining 42.5% of the restricted share units vest based on continued employment through December 31, 2009; in each case, subject to earlier vesting in full upon a change of control. If consummated, the Maple Tree Transaction would constitute a change of control. If the executive dies, becomes disabled or is terminated without cause prior to the end of the vesting period, he will receive a prorated award based on the number of months he was employed during the vesting period. Restricted share units awarded under our 2003 EIP vest in full based on continued employment through December 31, 2008, subject to earlier vesting upon a change of control, termination without cause, termination by the executive for good reason (as defined in the 2003 EIP), retirement, death or disability.

(6)	Represents the cash annual incentive award paid under Hub’s AIP on March 15, 2007, for 2006 performance, which is described further in the “Compensation Discussion and Analysis,” above.

(7)	Mr. Graham commenced employment with Hub as our Chief Financial Officer on November 13, 2006. He did not participate in the AIP for 2006.

(8)	Represents the amount recognized by Hub for 2006 annual financial statement reporting purposes in accordance with FAS 123R for 15,000 restricted share units awarded to Mr. Graham on November 13, 2006, pursuant to his employment agreement subject to vesting. The award vests in full on November 13, 2013 if Mr. Graham is still employed by Hub on that date, or upon a change of control or a termination by reason of death, disability or retirement (at age 65 or as mutually agreed by Hub and Mr. Graham). Refer to Note 12, “Share Based Compensation,” of Hub’s consolidated financial statements in Part II, Item 8 of our 2006 Annual Report on Form 10-K for a discussion of assumptions relevant to the valuation of the award, which is subject to vesting, as described further in the “Compensation Discussion and Analysis,” above. Does not include an additional grant of 5,000 restricted share units on similar terms which was agreed to in Mr. Graham’s employment agreement which was to have been made on the first anniversary of his employment with us, but which now will be awarded upon completion of the Maple Tree Transaction.

(9)	Mr. Pauls was Hub’s Chief Financial Officer until November 12, 2006. He now serves as president and chief executive officer of HUB Ontario. His reported compensation includes compensation earned during 2006 for service in both positions. Mr. Pauls was employed pursuant to a written employment agreement until he ceased serving as Hub’s Chief Financial Officer in November 2006, at which time that employment agreement was superseded by a new employment agreement with respect to his new position as president and chief executive officer of HUB Ontario.

(10)	Represents the amount recognized by Hub for 2006 annual financial statement reporting purposes in accordance with FAS 123R for 4,993 restricted share units awarded to Mr. Pauls on March 30, 2006, under our 2005 EIP, 26,532 restricted share units awarded to Mr. Pauls on March 30, 2005, under our Prior 2005 EIP and 25,000 restricted share units awarded to Mr. Pauls on June 30, 2003, under our 2003 EIP, all of which are subject to vesting. Vesting of awards made under the 2005 EIP is described further in the “Compensation Discussion and Analysis,” above. Vesting of awards made under the Prior 2005 EIP and the 2003 EIP is described further in footnote 5, above. Refer to Note 12, “Share Based Compensation,” of Hub’s consolidated financial statements in Part II, Item 8 of our 2006 Annual Report on Form 10-K for a discussion of assumptions relevant to the valuation of the awards.

20	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

(11)	Does not include $3,810,813 paid in cash to Mr. Taylor on April 2, 2007, by way of earnout pursuant to the Talbot Earnout Agreement, as described further in the “Compensation Discussion and Analysis,” above. The $326,800 bonus paid to Mr. Taylor under the terms of his employment agreement was based on achievement of adjusted earnings growth and organic growth targets for 2006 for certain of our hubs in our Pacific, Southwest and Mountain regions, as described further in the “Compensation Discussion and Analysis,” above.

(12)	Represents the amount recognized by Hub for 2006 annual financial statement reporting purposes in accordance with FAS 123R for 8,617 restricted share units awarded to Mr. Guthart on March 30, 2006, under our 2005 EIP, 45,746 restricted share units awarded to Mr. Guthart on March 30, 2005, under our Prior 2005 EIP and 88,261 restricted share units awarded to Mr. Guthart on June 30, 2003, under our 2003 EIP, all of which are subject to vesting. Vesting of awards made under the 2005 EIP is described further in the “Compensation Discussion and Analysis,” above. Vesting of awards made under the Prior 2005 EIP and the 2003 EIP is described further in footnote 5, above. Refer to Note 12, “Share Based Compensation,” of Hub’s consolidated financial statements in Part II, Item 8 of our 2006 Annual Report on Form 10-K for a discussion of assumptions relevant to the valuation of the awards.

(13)	Represents the amount recognized by Hub for 2006 annual financial statement reporting purposes in accordance with FAS 123R for 6,603 restricted share units awarded to Mr. Gulliver on March 30, 2006, under our 2005 EIP, 35,224 restricted share units awarded to Mr. Gulliver on March 30, 2005, under our Prior 2005 EIP and 35,817 restricted share units awarded to Mr. Gulliver on June 30, 2003, under our 2003 EIP, all of which are subject to vesting. Vesting of awards made under the 2005 EIP is described further in the “Compensation Discussion and Analysis,” above. Vesting of awards made under the Prior 2005 EIP and the 2003 EIP is described further in footnote 5, above. Refer to Note 12, “Share Based Compensation,” of our consolidated financial statements in Part II, Item 8 of our 2006 Annual Report on Form 10-K for a discussion of assumptions relevant to the valuation of the awards.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	21

GRANTS OF PLAN-BASED AWARDS TABLE

The compensation plans under which the grants in the following table were made are generally described in the “Compensation Discussion and Analysis,” beginning on page 10.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	Date of Comp. Comm. Action (c)	Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts under Equity Incentive Plan Awards (2)		All Other Stock Awards: Number of Shares of Stock or Units (#) (h)	Grant Date Fair Value of Stock and Option Awards ($) (i)
			Target ($) (d)		Maximum ($) (e)		Target (#) (g)
Martin P. Hughes,	3/30/2006	—	$317,500		$1,270,000		—		—	—
Chairman and Chief Executive Officer	3/30/2006	2/27/2006	—		—		10,227		—	$285,742

John P. Graham, Chief Financial Officer (3)	11/13/2006	—	—		—		15,000	(4)	—	$437,850

Dennis J. Pauls,	3/30/2006	—	$116,250		$465,000		—		—	—
Chief Financial Officer	3/30/2006	2/27/2006	—		—		4,993		—	$139,504

Roy Taylor, Chief Executive Officer of Talbot and HUB California and Regional President-West Region	5/30/2006	—	$33,963	(5)	$475,000	(5)	—		—	—

Bruce D. Guthart,	3/30/2006	—	$200,625		$802,500		—		—	—
Chief Operating Officer	3/30/2006	2/27/2006	—		—		8,617		—	$240,759

Richard A. Gulliver,	3/30/2006	—	$153,750		$615,000		—		—	—
President	3/30/2006	2/27/2006	—		—		6,603		—	$184,488

(1)	For named executive officers other than Messrs. Graham and Taylor, represents the target and maximum award amounts that could have been paid out as cash annual incentive awards for 2006 under the AIP had various performance levels been achieved. The award amounts are based on percentages of each named executive officer’s annual base salary for 2006. Hub established the lowest performance levels at which compensation may be earned under the awards as the target levels for the named executive officers, so we have omitted a duplicative “threshold” column. The actual award amounts for the 2006 performance period were paid in March 2007 and are reported in column (e) of the Summary Compensation Table on page 19. See footnotes 4 and 5 to this table with respect to plan-based awards to Messrs. Graham and Taylor.

(2)	Except for the award to Mr. Graham, represents restricted share unit awards granted under the 2005 EIP that vest on December 31, 2010, if the holder is still employed by Hub on such date and if Hub achieves an average annual increase of at least 5% in Adjusted EPS over 2005, compounded over the five-year period from January 1, 2006 to December 31, 2010, as further discussed in the “Compensation Discussion and Analysis,” above. Under these restricted share unit awards, either all of each named executive officer’s restricted share units will vest or none will vest, so we have omitted “threshold” and “maximum” columns.

(3)	Mr. Graham commenced employment with Hub as our Chief Financial Officer on November 13, 2006. He did not participate in the AIP for 2006.

(4)	Represents an award of restricted share units granted pursuant to Mr. Graham’s employment agreement that vests in full on November 1, 2013, if Mr. Graham is still employed by Hub on that date, subject to earlier vesting under certain circumstances. See the “Compensation Discussion and Analysis,” above, for further information regarding vesting. Does not include an additional grant of 5,000 restricted share units on similar terms which was agreed to in Mr. Graham’s employment agreement which was to have been made on the first anniversary of his employment with us, but which now will be awarded upon completion of the Maple Tree Transaction.

22	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

(5)	Represents the target and maximum award amounts that could have been paid out as cash annual incentive awards for 2006 under Mr. Taylor’s employment agreement in effect for 2006 had various performance levels been achieved. Hub established the lowest performance levels at which compensation may be earned under the awards as the target levels for Mr. Taylor, so we have omitted a duplicative “threshold” column. The actual award amounts for the 2006 performance period were paid in March 2007 and are reported in column (e) of the Summary Compensation Table on page 19. Mr. Taylor’s awards were approved by Hub’s Chief Operating Officer in 2006 and ratified by the Compensation Committee prior to payment in March 2007.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	23

OUTSTANDING EQUITY AWARDS AT YEAR-END TABLE

OUTSTANDING EQUITY AWARDS AT YEAR-END

	Option Awards			Stock Awards (1)
Name (a)	Number of Securities Underlying Unexercised Options Exercisable) (#) (b)	Option Exercise Price ($) (c)	Option Expiration Date (d)	Number of Shares or Units of Stock That Have Not Vested (#) (e)		Market Value of Shares or Units of Stock That Have Not Vested ($) (f)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (g)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (h)
Martin P. Hughes, Chairman and Chief Executive Officer	150,000	$15.67	6/17/2009
				44,130	(2)	$1,385,241
				31,579	(3)	$991,265
				23,316	(4)	$731,889
							10,227	(5)	$321,026

John P. Graham, Chief Financial Officer				15,000	(6)	$470,850

Dennis J. Pauls, Former Chief Financial Officer	100,000	$15.67	6/17/2009
				25,000	(2)	$784,750
				15,263	(3)	$479,106
				11,269	(4)	$353,734
							4,993	(5)	$156,730

Roy Taylor, Chief Executive Officer of Talbot and HUB California and Regional President-West Region	—	—	—	—		—	—		—

Bruce D. Guthart, Chief Operating Officer	53,258	$15.67	6/17/2009
				88,261	(2)	$2,770,513
				26,316	(3)	$826,059
				19,430	(4)	$609,908
							8,617	(5)	$270,488

Richard A. Gulliver, President	125,000	$15.67	6/17/2009
				35,817	(2)	$1,124,296
				20,263	(3)	$636,056
				14,961	(4)	$469,626
							6,603	(5)	$207,268

(1)	All awards units listed under Stock Awards are restricted share units. The market value of such awards is based on the closing price of Hub’s common shares listed on NYSE on December 29, 2006 ($31.39 per share).

(2)	Award granted June 30, 2003 under the 2003 EIP that vests based on continued employment through December 31, 2008, subject to earlier vesting under certain circumstances. See footnote 5 of the Summary Compensation Table on page 19 for further information regarding vesting. Cash payments in lieu of dividends are paid on this award. See footnote 3 of the Summary Compensation Table on page 19 for the amounts of such cash payments.

(3)	Award granted March 30, 2005 under the Prior 2005 EIP that vests based on continued employment through December 31, 2008, subject to earlier vesting under certain circumstances. See footnote 5 of the Summary Compensation Table on page 19 for further information regarding vesting.

(4)	Award granted March 30, 2005 under the Prior 2005 EIP that vests based on continued employment through December 31, 2009, subject to earlier vesting under certain circumstances. See footnote 5 of the Summary Compensation Table on page 19 for further information regarding vesting.

24	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

(5)	Award granted March 30, 2006 under the 2005 EIP that vests if (a) Hub achieves an average annual increase of at least 5% in Adjusted EPS over 2005, compounded over the five-year period from January 1, 2006 to December 31, 2010, and (b) the executive remains employed with Hub through December 31, 2010, subject to earlier vesting under certain circumstances. See the “Compensation Discussion and Analysis,” above, for further information regarding vesting.

(6)	Award granted November 13, 2006 pursuant to Mr. Graham’s employment agreement that vests based on continued employment through November 1, 2013, subject to earlier vesting under certain circumstances. See the “Compensation Discussion and Analysis,” above, for further information regarding vesting. Does not include an additional grant of 5,000 restricted share units on similar terms which was agreed to in Mr. Graham’s employment agreement which was to have been made on the first anniversary of his employment with us, but which now will be awarded upon completion of the Maple Tree Transaction.

OPTION EXERCISES AND STOCK VESTED

No options were exercised in 2006 by any named executive officers and no common share awards vested during 2006 for any named executive officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following tables describe the potential payments and benefits to which the named executive officers would be entitled from Hub pursuant to their individual employment agreements and Hub’s compensation and benefit plans upon termination of employment, if such termination had occurred as of December 31, 2006. Because Mr. Pauls ceased being a named executive officer in November 2006, we have not included him.

The amounts in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to full-time salaried employees generally upon termination of employment. Such payments and benefits include accrued salary and vacation pay and distributions of plan balances under the 401(k) Retirement Savings Plan.

The tables also do not include values of vested Hub common shares or vested stock options that are directly or indirectly owned by the named executive officer, including common shares held in escrow or subject to a lock-up agreement in favor of Hub. Under their respective escrow agreements, named executive officers are restricted from transferring escrowed shares for a period of up to 10 years from the date they acquired the shares, subject to early release upon certain circumstances such as death, disability, termination without cause or retirement after attaining age 60 years, depending on the terms and conditions of the individual escrow agreement. Shares held in escrow would be released upon a change of control. If consummated, the Maple Tree Transaction would constitute a change of control. The named executive officers receive any dividends payable with respect to escrowed shares and have voting power over the escrowed shares. The Hub common shares received by Mr. Taylor pursuant to the Talbot Earnout Agreement are subject to escrow until March 31, 2008. Mr. Taylor receives any dividends payable with respect to these shares and has voting power over these shares. Mr. Taylor’s shares held in escrow would be released upon the consummation of the Maple Tree Transaction.

For purposes of the following tables, “change of control” means a sale of all or substantially all of the assets of Hub, or the acquisition by any person or group of related persons (other than Fairfax or persons related to Fairfax) of more than 50% of our shares ordinarily entitled to be voted on the election of directors. Change of control is sometimes abbreviated as “COC” in the captions of the following tables. If consummated, the Maple Tree Transaction would constitute a change of control. However, none of the amounts in the following tables gives effect to any of the particulars of the Maple Tree Transaction, including, among other things, the potential rollover of common shares, options, or other equity interests by any of the named executive officers.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	25

In the event of any change of control, including, if consummated, the Maple Tree Transaction, all outstanding restricted share unit awards granted to the named executive officers will become fully vested.

Mr. Hughes - Potential Payments upon Termination or Change of Control Table (1)

Component	Voluntary or for Cause Termination	Involuntary Without Cause Termination		Voluntary Termination for Good Reason	Retirement	Death or Disability		Change of Control		Involuntary Without Cause Termination after COC		Voluntary for Good Reason Termination after COC
Ratable portion of 2005 cash award(2)	—	$1,200,000		$1,200,000	—	—		—		$1,200,000		$1,200,000
Cash severance(2)	—	$635,000		$635,000	—	—		—		$635,000		$635,000
Cash AIP award for 2006(2)	—	$476,250		$476,250	$476,250	$476,250		$476,250		$476,250		$476,250
Equity
Restricted share units
6/30/2003(3)	—	$1,385,241		$1,385,241	$1,385,241	$1,3’85,241		$1,385,241		$1,385,241		$1,385,241
3/30/2005	—	$495,633	(4)	—	—	$495,633	(4)	$991,265	(5)	$991,265	(5)	$991,265	(5)
3/30/2005	—	$292,756	(6)	—	—	$292,756	(6)	$731,889	(7)	$731,889	(7)	$731,889	(7)
3/30/2006	—	$64,193	(8)	—	—	$64,193	(9)	$321,026	(10)	$321,026	(10)	$321,026	(10)
Total equity	—	$2,237,824		$1,385,241	$1,385,241	$2,237,824		$3,429,420		$3,429,420		$3,429,420
Other benefits(2)
Health & welfare	—	$8,788		$8,788	—	—		—		$8,788		$8,788
Life insurance premiums	—	$1,020		$1,020	—	—		—		$1,020		$1,020
Automobile allowance	—	$18,000		$18,000	—	—		—		$18,000		$18,000
Total other benefits	—	$27,808		$27,808	—	—		—		$27,808		$27,808
Excise tax gross-up	—	—		—	—	—		$85,493		$85,493		$85,493

TOTAL	—	$4,576,882		$3,724,299	$1,861,491	$2,714,074		$3,991,163		$5,853,971		$5,853,971

(1)	The amounts reported in this table are based on the assumption that the termination event occurred on December 31, 2006. The value of the restricted share unit awards is based on the closing price of Hub’s common shares listed on NYSE on December 29, 2006 ($31.39 per share). Mr. Graham would not have received an excise tax gross-up if a change of control occurred on December 31, 2006 because the aggregate amount payable to him would be less than the threshold amount under Section 280G of the Internal Revenue Code.

(2)	Pursuant to his employment agreement, if Mr. Hughes is terminated without cause or terminates his employment for good reason he will receive (1) 12 months of base salary, (2) a ratable portion, based on the days elapsed in the then current year to the effective date of termination, of an amount equal to the most recent prior annual incentive plan component of the bonus paid to him, (3) a ratable portion, based on the number of whole months worked by the individual during the Performance Period, of the AIP bonus for the year of termination if the target performance goal is attained, and (4) an amount equal to the value of the employer portion of group insurance and automobile benefits or allowance, all on a semi-monthly basis over the ensuing 12 months.

(3)	Represents the value of 44,130 restricted share units granted June 30, 2003 that vest on December 31, 2008, subject to earlier vesting upon certain circumstances. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

(4)	Represents 50% of the value of 31,579 restricted share units granted March 30, 2005. 50% vesting was determined by taking 24 months (vesting through December 31, 2006) and dividing by the vesting period of 48 months. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

26	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

(5)	Represents the value of 31,579 restricted share units granted March 30, 2005, that become fully vested upon a change of control.

(6)	Represents 40% of the value of 23,316 restricted share units granted March 30, 2005. 40% vesting was determined by taking 24 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

(7)	Represents the value of 23,316 restricted share units granted March 30, 2005, that become fully vested upon a change of control.

(8)	Represents 20% of the value of 10,227 restricted share units granted March 30, 2006. 20% vesting was determined by taking 12 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. Although the performance target was met for 2006, achievement of the performance target is not a condition to payment upon an involuntary termination without cause.

(9)	Represents 20% of the value of 10,227 restricted share units granted March 30, 2006. 20% vesting was determined by taking 12 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. The performance goal was determined to have been attained by measuring Adjusted EPS for 2006.

(10)	Represents the value of 10,227 restricted share units granted March 30, 2006, that become fully vested upon a change of control.

Mr. Graham - Potential Payments upon Termination or Change of Control Table (1)

Component	Voluntary or for Cause Termination	Involuntary Without Cause Termination	Voluntary Termination for Good Reason	Retirement	Death or Disability	Change of Control	Involuntary Without Cause Termination after COC	Voluntary for Good Reason Termination after COC
Ratable portion of 2005 cash award (2)	—	—	—	—	—	—	—	—
Cash severance (2)	—	$335,000	$335,000	—	—	—	$335,000	$335,000
Cash AIP award for 2006 (2)	—	—	—	—	—	—	—	—
Equity
Restricted share units
11/13/2006 (3)	—	—	—	$470,850	$470,850	$470,850	$470,850	$470,850
Other benefits (2)
Health & welfare	—	$12,146	$12,146	—	—	—	$12,146	$12,146
Life insurance premiums	—	$1,020	$1,020	—	—	—	$1,020	$1,020
Automobile allowance	—	$12,000	$12,000	—	—	—	$12,000	$12,000
Total other benefits	—	$25,166	$25,166	—	—	—	$25,166	$25,166

TOTAL	—	$360,166	$360,166	$470,850	$470,850	$470,850	$831,016	$831,016

(1)	The amounts reported in this table are based on the assumption that the termination event occurred on December 31, 2006. The value of the restricted share unit awards is based on the closing price of Hub’s common shares listed on NYSE on December 29, 2006 ($31.39 per share).

(2)	Pursuant to his employment agreement, if Mr. Graham is terminated without cause or terminates his employment for good reason he will receive (1) 12 months of base salary, (2) a ratable portion, based on the days elapsed in the then current year to the effective date of termination, of an amount equal to the most recent prior annual incentive plan component of the bonus paid to him, (3) a ratable portion, based on the number of whole months worked by the individual during the Performance Period, of the AIP bonus for the year of termination if the target performance goal is attained, and (4) an amount equal to the value of the employer portion of group insurance and automobile benefits or allowance, all on a semi-monthly basis over the ensuing 12 months. Mr. Graham joined Hub in November 2006 and did not participate in the AIP for 2006. He will participate in the AIP for 2007.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	27

(3)	Represents the value of 15,000 restricted share units granted November 13, 2006, that become fully vested upon a change of control or a termination by reason of death, disability or retirement (at age 65 years or as mutually agreed by Hub and Mr. Graham). In addition to the confidentiality, noncompetition and nonsolicitation covenants described in the “Compensation Discussion and Analysis,” above, if Mr. Graham would violate any covenant to keep Hub’s information confidential, not to compete or not to solicit or accept business from Hub clients or employees prior to or within 30 days after a vesting date, he will forfeit any right to receive any further payment or other benefit (including any common shares) that he would otherwise receive pursuant to the restricted share unit grant. Does not include an additional grant of 5,000 restricted share units on similar terms which was agreed to in Mr. Graham’s employment agreement which was to have been made on the first anniversary of his employment with us, but which now will be awarded upon completion of the Maple Tree Transaction.

Mr. Taylor - Potential Payments upon Termination or Change of Control Table (1)

Component	Voluntary or for Cause Termination	Involuntary Without Cause Termination	Voluntary Termination for Good Reason	Retirement	Death or Disability	Change of Control	Involuntary Without Cause Termination after COC	Voluntary for Good Reason Termination after COC
Cash severance	—	$475,000	$475,000	—	—	—	$475,000	$475,000
Ratable portion of 2006 cash award	—	$326,800	—	—	—	—	$326,800	$326,800
Talbot earn-out payment for 2006	$3,786,483	$3,786,483	$3,786,483	$3,786,483	$3,786,483	$3,786,483	$3,786,483	$3,786,483
Equity	—	—	—	—	—	—	—	—
Other benefits
Health & welfare	—	$8,796	$8,796	—	—	—	$8,796	$8,796
Life insurance premiums	—	$1,020	$1,020	—	—	—	$1,020	$1,020
Automobile expenses	—	$12,000	$12,000	—	—	—	$12,000	$12,000
Total other benefits	—	$21,816	$21,816	—	—	—	$21,816	$21,816

TOTAL	$3,786,483	$4,610,099	$4,283,299	$3,786,483	$3,786,483	$3,786,483	$4,610,099	$4,610,099

(1)	Although Mr. Taylor became a member of EMT in November 2006, the amounts reported in this table are based on Mr. Taylor’s prior employment agreement in effect on December 31, 2006, the Talbot Earnout Agreement and the assumption that the termination event occurred on December 31, 2006. The amounts are not representative of what would be payable to Mr. Taylor under his current employment agreement effective February 2007. These amounts do not include the final Talbot earnout payment of $3,810,813 made to Mr. Taylor on April 2, 2007. We do not anticipate any additional payments to Mr. Taylor under the Talbot Earnout Agreement.

28	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Mr. Guthart - Potential Payments upon Termination or Change of Control Table (1)

Component	Voluntary or for Cause Termination	Involuntary Without Cause Termination		Voluntary Termination for Good Reason	Retirement	Death or Disability		Change of Control		Involuntary Without Cause Termination after COC		Voluntary for Good Reason Termination after COC
Ratable portion of 2005 cash award (2)	—	$750,000		$750,000	—	—		—		$750,000		$750,000
Cash severance (2)	—	$535,000		$535,000	—	—		—		$535,000		$535,000
Cash AIP award for 2006 (2)	—	$300,938		$300,938	$300,938	$300,938		$300,938		$300,938		$300,938
Equity
Restricted share units
6/30/2003(3)	—	$2,770,513		$2,770,513	$2,770,513	$2,770,513		$2,770,513		$2,770,513		$2,770,513
3/30/2005	—	$413,030	(4)	—	—	$413,030	(4)	$826,060	(5)	$826,060	(5)	$826,060	(5)
3/30/2005	—	$243,963	(6)	—	—	$243,963	(6)	$609,908	(7)	$609,908	(7)	$609,908	(7)
3/30/2006	—	$54,116	(8)	—	—	$54,116	(9)	$270,488	(10)	$270,488	(10)	$270,488	(10)
Total equity	—	$3,481,622		$2,770,513	$2,770,513	$3,481,622		$4,476,969		$4,476,969		$4,476,969
Other benefits (2)
Health & welfare	—	$20,700		$20,700	—	—		—		$20,700		$20,700
Life insurance premiums	—	$1,020		$1,020	—	—		—		$1,020		$1,020
Automobile allowance	—	$18,000		$18,000	—	—		—		$18,000		$18,000
Total other benefits	—	$39,720		$39,720	—	—		—		$39,720		$39,720
Excise tax gross-up	—	—		—	—	—		$11,436		$11,436		$11,436

TOTAL	—	$5,107,280		$4,396,171	$3,071,451	$3,782,560		$4,789,343		$6,114,063		$6,114,063

(1)	The amounts reported in this table are based on the assumption that the termination event occurred on December 31, 2006. The value of the restricted share unit awards is based on the closing price of Hub’s common shares listed on NYSE on December 29, 2006 ($31.39 per share).

(2)	Pursuant to his employment agreement, if Mr. Guthart is terminated without cause or terminates his employment for good reason he will receive (1) 12 months of base salary, (2) a ratable portion, based on the days elapsed in the then current year to the effective date of termination, of an amount equal to the most recent prior annual incentive plan component of the bonus paid to him, (3) a ratable portion, based on the number of whole months worked by the individual during the Performance Period, of the AIP bonus for the year of termination if the target performance goal is attained, and (4) an amount equal to the value of the employer portion of group insurance and automobile benefits or allowance, all on a semi-monthly basis over the ensuing 12 months.

(3)	Represents the value of 88,261 restricted share units granted June 30, 2003 that vest on December 31, 2008, subject to earlier vesting upon certain circumstances. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

(4)	Represents 50% of the value of 26,316 restricted share units granted March 30, 2005. 50% vesting was determined by taking 24 months (vesting through December 31, 2006) and dividing by the vesting period of 48 months. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

(5)	Represents the value of 26,316 restricted share units granted March 30, 2005, that become fully vested upon a change of control.

(6)	Represents 40% of the value of 19,430 restricted share units granted March 30, 2005. 40% vesting was determined by taking 24 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

(7)	Represents the value of 19,430 restricted share units granted March 30, 2005, that become fully vested upon a change of control.

(8)	Represents 20% of the value of 8,617 restricted share units granted March 30, 2006. 20% vesting was determined by taking 12 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. Although the performance target was met for 2006, achievement of the performance target is not a condition to payment upon an involuntary termination without cause.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	29

(9)	Represents 20% of the value of 8,617 restricted share units granted March 30, 2006. 20% vesting was determined by taking 12 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. The performance goal was determined to have been attained by measuring Adjusted EPS for 2006.

(10)	Represents the value of 8,617 restricted share units granted March 30, 2006, that become fully vested upon a change of control.

Mr. Gulliver - Potential Payments upon Termination or Change of Control Table (1)

Component	Voluntary or for Cause Termination	Involuntary Without Cause Termination		Voluntary Termination for Good Reason	Retirement	Death or Disability		Change of Control		Involuntary Without Cause Termination after COC		Voluntary for Good Reason Termination after COC
Ratable portion of 2005 cash award (2)	—	$577,500		$577,500	—	—		—		$577,500		$577,500
Cash severance (2)	—	$410,000		$410,000	—	—		—		$410,000		$410,000
Cash AIP award for 2006 (2)	—	$230,625		$230,625	$230,625	$230,625		$230,625		$230,625		$230,625
Equity
Restricted share units
6/30/2003 (3)	—	$1,124,296		$1,124,296	$1,124,296	$1,124,296		$1,124,296		$1,124,296		$1,124,296
3/30/2005	—	$318,028	(4)	—	—	$318,028	(4)	$636,056	(5)	$636,056	(5)	$636,056	(5)
3/30/2005	—	$187,850	(6)	—	—	$187,850	(6)	$469,626	(7)	$469,626	(7)	$469,626	(7)
3/30/2006	—	$41,466	(8)	—	—	$41,466	(9)	$207,268	(10)	$207,268	(10)	$207,268	(10)
Total restricted share units	—	$1,671,640		$1,124,296	$1,124,296	$1,671,640		$2,437,245		$1,124,296		$1,124,296
Executive Share Purchase Plan shares (11)	—	$615,632		$615,632	$615,632	$615,632		$615,632		$615,632		$615,632
Total equity	—	$2,287,272		$1,739,928	$1,739,928	$2,287,272		$3,052,877		$3,052,877		$3,052,877
Loan Forgiveness (12)	—	$159,641		$159,641	$159,641	$159,641		$159,641		$159,641		$159,641
Other benefits (2)
Health & welfare	—	$13,579		$13,579	—	—		—		$13,579		$13,579
Life insurance premiums	—	$1,020		$1,020	—	—		—		$1,020		$1,020
Automobile allowance	—	$18,000		$18,000	—	—		—		$18,000		$18,000
Total other benefits	—	$32,599		$32,599	—	—		—		$32,599		$32,599
Excise tax gross-up	—	—		—	—	—		$151,928		$151,928		$151,928

TOTAL	—	$7,689,148		$7,689,148	$4,994,418	$5,541,762		$9,085,194		$8,824,943		$8,824,943

(1)	The amounts reported in this table are based on the assumption that the termination event occurred on December 31, 2006. The value of the restricted share unit awards is based on the closing price of Hub’s common shares listed on NYSE on December 29, 2006 ($31.39 per share).

(2)	Pursuant to his employment agreement, if Mr. Gulliver is terminated without cause or terminates his employment for good reason he will receive (1) 12 months of base salary, (2) a ratable portion, based on the days elapsed in the then current year to the effective date of termination, of an amount equal to the most recent prior annual incentive plan component of the bonus paid to him, (3) a ratable portion, based on the number of whole months worked by the individual during the Performance Period, of the AIP bonus for the year of termination if the target performance goal is attained, and (4) an amount equal to the value of the employer portion of group insurance and automobile benefits or allowance, all on a semi-monthly basis over the ensuing 12 months.

(3)	Represents the value of 35,817 restricted share units granted June 30, 2003 that vest on December 31, 2008, subject to earlier vesting upon certain circumstances. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

(4)	Represents 50% of the value of 20,263 restricted share units granted March 30, 2005. 50% vesting was determined by taking 24 months (vesting through December 31, 2006) and dividing by the vesting period of 48 months. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

(5)	Represents the value of 20,263 restricted share units granted March 30, 2005, that become fully vested upon a change of control.

30	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

(6)	Represents 40% of the value of 14,961 restricted share units granted March 30, 2005. 40% vesting was determined by taking 24 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. See footnote 5 to the Summary Compensation Table on page 19 for further information regarding vesting.

(7)	Represents the value of 14,961 restricted share units granted March 30, 2005, that become fully vested upon a change of control.

(8)	Represents 20% of the value of 6,603 restricted share units granted March 30, 2006. 20% vesting was determined by taking 12 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. Although the performance target was met for 2006, achievement of the performance target is not a condition to payment upon an involuntary termination without cause.

(9)	Represents 20% of the value of 6,603 restricted share units granted March 30, 2006. 20% vesting was determined by taking 12 months (vesting through December 31, 2006) and dividing by the vesting period of 60 months. The performance goal was determined to have been attained by measuring Adjusted EPS for 2006.

(10)	Represents the value of 6,603 restricted share units granted March 30, 2006, that become fully vested upon a change of control.

(11)	Represents the value of 15,733 common shares Mr. Gulliver acquired through our Executive Share Purchase Plan in February 1999. 5,244 of these common shares vested on February 10, 2007; an additional 5,244 common shares will vest on February 10, 2008; and the remaining 5,245 common shares will vest on February 10, 2009, subject in each case, to earlier vesting upon an involuntary termination without cause, a voluntary termination for good reason, retirement, death, disability or a change of control. If consummated, the Maple Tree Transaction would constitute a change of control.

(12)	Represents the outstanding principal balance of the loan made on February 10, 1999, by Bank of Montreal to Mr. Gulliver in connection with our Executive Share Purchase Plan, but does not include any interest that may be payable for periods after December 31, 2006. See the “Compensation Discussion and Analysis” for further information regarding the loan and the assumption or forgiveness of loan amounts by Hub. Hub would assume the remaining outstanding principal balance and all accrued interest and other amounts, if any, payable with respect to the loan upon a change of control or upon termination of Mr. Gulliver’s employment for any reason other than cause or voluntary resignation without good reason. If consummated, the Maple Tree Transaction would constitute a change of control.

DIRECTOR COMPENSATION

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our Board. In 2005, our Compensation Committee engaged an independent compensation consultant to conduct a study of compensation paid to directors at companies of comparable size, including the use of equity as a component of compensation. Based upon the findings of the report that was submitted to the Compensation Committee, the Compensation Committee recommended, and the Board approved, changes to the compensation regime for our non-employee directors that became effective in 2006.

Our non-employee directors receive annual equity compensation in the form of restricted share units equal to $25,000 in value based on the closing price of our common shares on the NYSE on the last trading day of the immediately preceding year. In 2006, each of our non-employee directors received 969 restricted share units on March 30, 2006, valued at $25.80 per unit, the closing price of our common shares on the NYSE on December 30, 2005. 323 restricted share units vest on each of January 1, 2007, 2008 and 2009, if the director continues to serve as a member of our Board. If, prior to January 1, 2009, a director dies, becomes disabled, or leaves the Board at the end of the term for the election of directors, he receives a portion of the restricted share units for the year in which the event occurs, based on the number of months he served as a director during that year. Upon a change of control, such as the Maple Tree Transaction, all restricted share units granted that otherwise would have vested on January 1 of the following year will vest and the remaining restricted share units will be forfeited. If consummated, the Maple Tree Transaction would constitute a change of control.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	31

In addition to the restricted share units, our non-employee directors receive cash compensation in the form of an annual retainer of $25,000, $1,000 per major Board or committee meeting attended in person or by teleconference and $500 per minor Board or committee meeting attended in person or by teleconference. The classification of the annual meeting of shareholders as major or minor is determined jointly by the Chair of the Compensation Committee and the Chair of the Board, having regard to preparation time, meeting time and whether a significant decision or vote was required. In addition, the Audit Committee Chairperson receives an additional retainer of $10,000, the Compensation Committee Chairperson receives an additional retainer of $5,000, and the Governance Committee Chairperson receives an additional retainer of $5,000, in each case, payable in cash or common shares at the election of the individual. The Chair of, and any non-employee director who participates on, any special committee may also receive additional fees in consideration of his acting in such capacity.

Our Board and management believe that our directors’ compensation is appropriate for the commitment and responsibilities of our directors, is commensurate with compensation paid by companies in our Compensation Peer Group, and ensures that we retain and attract the best individuals for our Board. Directors who are also employees are not compensated for their services as directors. Our directors are reimbursed for travel and other out-of-pocket expenses incurred in attending Board or committee meetings or in otherwise being engaged in our business.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Total ($)
John T. Ahern	$17,000	—	(1)	$17,000
Anthony Griffiths	39,000	$15,354	(1)	54,354
Edward W. Lyman, Jr.	49,000	15,354	(1)	64,354
Bradley Martin	37,500	15,354	(1)	52,854
James McElvany	31,500	15,354	(1)	46,854
Byron Messier	15,500	—	(1)	15,500
Paul Murray	23,000	3,045	(2)	26,045
Stuart B. Ross	20,500	3,045	(2)	23,545
Frank Wilkinson	43,500	15,354	(1)	58,854

(1)	Represents the amount recognized by Hub for 2006 annual financial statement reporting purposes in accordance with FAS 123R for 969 restricted share units awarded to each of our non-employee directors, other than Dr. Ahern and Messrs. Messier, Murray and Ross, on March 30, 2006, which are subject to vesting, as described further in Director Compensation, above. Refer to Note 12, “Share Based Compensation,” of our consolidated financial statements in Part II, Item 8 of our 2006 Annual Report on Form 10-K for a discussion of assumptions relevant to the valuation of the awards. Dr. Ahern and Mr. Messier joined our Board in May 2006 and did not receive any equity awards during 2006. The grant date fair values of such restricted share units awards to each of Messrs. Griffiths, Lyman, Martin, McElvany, Murray, Ross and Wilkinson was $27,074.

(2)	Messrs. Murray and Ross left our Board at the end of their terms in May 2006, and this amount represents the amount recognized by Hub for 2006 annual financial statement reporting purposes in accordance with FAS 123R for 109 common shares they each received for four months of service during 2006 (323 shares times 4/12). The grant date fair value of such restricted share unit awards to each of Messrs. Murray and Ross was $27,074.

Other than the arrangement with Maple Tree Acquisition Corporation we are not aware of any arrangements the operation of which may at a subsequent date result in a change in control of us.

32	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

INDEBTEDNESS OF MANAGEMENT

The table below summarizes indebtedness outstanding during 2006 to Bank of Montreal of Mr. Gulliver in connection with loans made under our Executive Share Purchase Plan. See “Compensation Discussion and Analysis, Executive Share Purchase Plan” on page 16 for further information regarding the loan and the assumption or forgiveness of loan amounts by Hub. We pay the interest on the loan provided by the bank, calculated at rates ranging from prime plus 0.5% to prime plus 1.5% per annum. We have guaranteed the loan provided by the bank and may, under certain circumstances, be obligated to purchase the loan from the bank. The loan matures on February 10, 2009. We will not extend credit to or arrange credit for any executive officer or directors, and any such existing agreement whereby we have extended or arranged credit to or for our executive officers shall not be modified, unless in a manner favorable to us.

TABLE OF INDEBTEDNESS OF EXECUTIVE OFFICERS

Name, Principal Position and Residence	Involvement of the Corporation or Subsidiary	Largest Amount Outstanding During Year Ended December 31, 2006	Amount Outstanding as of March 1, 2007	Financially Assisted Securities Purchased During Year Ended December 31, 2006	Common Shares Held as Security for Indebtedness	Amount Forgiven as of December 31, 2006
Richard A. Gulliver	Guarantor	$542,779	$542,779	—	52,444	$383,138	(1)
President
Illinois, USA

(1)	Hub has agreed to assume Mr. Gulliver’s obligations in this amount under the loan as of December 31, 2006. Hub agreed to assume an additional $53,214 of the loan on February 10, 2007. See “Compensation Discussion and Analysis, Executive Share Purchase Plan” for additional information regarding Hub’s assumption or forgiveness of the loan.

The aggregate indebtedness of our directors and named executive officers, other than under our Executive Share Purchase Plan, during 2006 was $0.

AGGREGATE INDEBTEDNESS

The table below includes indebtedness of current and former executive officers, directors and employees of Hub and its subsidiaries outstanding as of December 31, 2006.

	To Hub or its Subsidiaries		To Another Entity
Share Purchases	$1,473,248	(1)	$3,772,734	(2)
Other	$166,821	(3)	—

(1)	This amount is secured by an aggregate of 120,735 common shares held in escrow for the account of the individuals pending vesting and payment of outstanding loan amounts pursuant to the Executive Share Purchase Plan.

(2)	This amount is secured by an aggregate of 369,060 common shares held in escrow for the account of the individuals pending vesting and payment of outstanding loan amounts pursuant to the Executive Share Purchase Plan.

(3)	Loans were made by Hub to certain employees in connection with the acquisition of one of our subsidiaries which is now a part of HUB Midwest. This amount represents the total amount of such loans which are secured by an aggregate of 15,260 common shares currently held in escrow for the accounts of the individuals pending vesting and payment of outstanding loan amounts.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	33

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our capital stock, comprised solely of common shares, as of March 31, 2007 held by:

•	all those known by us to be beneficial owners of more than five percent of our outstanding common shares;

•	our named executive officers;

•	each of our directors and nominees for director; and

•	all of our executive officers, directors and nominees as a group.

Beneficial ownership is determined in accordance with the rules of the SEC that deem securities, such as our common shares, to be beneficially owned by any person or group who has or shares voting power or investment power with respect to such securities. Unless otherwise indicated, the persons named in this table have sole voting and investment control with respect to all shares beneficially owned by them.

Name of Beneficial Owner (1)	Number of Common Shares		Restricted Share Units		Percent of Class
Fairfax Financial Holdings Limited	10,325,428	(2)	—		25.9%
Lord, Abbett & Co. LLC	2,195,377	(3)	—		5.5%
Martin P. Hughes	602,822	(4)	78,036	(5)	1.7%
John P. Graham	—		15,335	(5)(6)	*
Richard A. Gulliver	425,099	(7)	57,587	(5)	1.2%
Bruce D. Guthart	361,582	(8)	116,548	(5)	1.2%
Dennis J. Pauls	129,774	(9)	41,083	(5)	*
Roy Taylor	97,375	(10)	400	(5)	*
James W. McElvany	9,323		245	(11)	*
Anthony F. Griffiths	4,323		245	(11)	*
Frank S. Wilkinson	2,823		245	(11)	*
Edward W. Lyman, Jr.	2,323		245	(11)	*
Dr. John T. Ahern, Jr.	500		110	(11)	*
Bradley P. Martin	323		245	(11)	*
Byron G. Messier	—		110	(11)	*
Executive officers, directors and nominees as a group — 16 individuals	1,867,612		416,350		5.6%

*	Indicates less than 1%.

(1)	Unless otherwise indicated, the address of such person is c/o Hub International Limited, 55 East Jackson Blvd., Chicago, Illinois, USA 60604.

(2)	The number of shares shown as beneficially owned was derived from a Schedule 13G/A filed with the SEC by the listed shareholder on February 14, 2007. The principal business address and principal office address of Fairfax Financial Holdings Limited is 95 Wellington Street West, Suite 800, Toronto, Ontario, Canada M5J 2N7. Fairfax has entered into a voting agreement with Maple Tree Acquisition Corporation by virtue of which Maple Tree Acquisition Corporation and certain of its affiliates may be deemed to be the beneficial owner of Fairfax’s shares.

(3)	The number of shares shown as beneficially owned was derived from a Schedule 13G/A filed with the SEC by the listed shareholder on February 14, 2007. The principal business address and principal office address of Lord, Abbett & Co. LLC is 90 Hudson Street, Jersey City, New Jersey, USA 07302.

34	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

(4)	Includes (i) 135,646 shares subject to escrow restrictions, (ii) 150,000 common shares to be issued upon exercise of currently exercisable stock options, and (iii) 657 shares allocated to Mr. Hughes under our 401(k) Retirement Savings Plan. See “Compensation Discussion and Analysis” for further discussion of the escrow restrictions.

(5)	Indicates the nonvoting restricted share units that the named executive officer would be entitled to receive if his employment were to be terminated by Hub without cause, or on account of death or disability within 60 days. Includes restricted share units that may be cancelled by the Compensation Committee if in 2007 Hub ceases to be subject to section 162 (m) of the IRS code of 1986 in the following amounts: Mr. Hughes — 660, Mr. Gulliver — 426, Mr. Guthart — 556, Mr. Taylor — 400, Mr. Graham — 335 and Mr. Pauls — 0.

(6)	Includes 15,000 RSUs that the executive officer would receive on account of death or disability within 60 days. Does not include an additional grant of 5,000 restricted share units on similar terms which was agreed to in Mr. Graham’s employment agreement which was to have been made on the first anniversary of his employment with us, but which now will be awarded upon completion of the Maple Tree Transaction.

(7)	Includes (i) 52,444 shares allocated under our Executive Share Purchase Plan of which 10,489 shares are not vested and which will vest in equal installments in February 2008 and 2009, if Mr. Gulliver remains employed with Hub, subject to earlier vesting upon a change of control, such as the Maple Tree Transaction, (ii) 188,578 shares subject to escrow restrictions, (iii) 25,413 shares owned by Mr. Gulliver’s spouse of which 17,790 shares are subject to escrow restrictions, (iv) 100 shares owned by Mr. Gulliver’s son, (v) 100 shares owned by Mr. Gulliver’s daughter, (vi) 125,000 shares to be issued upon exercise of currently exercisable stock options, and (vii) 642 shares allocated to Mr. Gulliver under our 401(k) Retirement Savings Plan. See “Compensation Discussion and Analysis” for further discussion of the escrow restrictions.

(8)	Includes (i) 307,667 shares subject to escrow restrictions, (ii) 53,258 shares to be issued upon the exercise of currently exercisable stock options, and (iii) 657 shares allocated to Mr. Guthart under our 401(k) Retirement Savings Plan. See “Compensation Discussion and Analysis” for further discussion of the escrow restrictions.

(9)	Includes (i) 20,527 shares subject to escrow restrictions, (ii) 100,000 shares to be issued upon exercise of currently exercisable stock options, and (iii) 451 shares allocated to Mr. Pauls under our 401(k) Retirement Savings Plan. See “Compensation Discussion and Analysis” for further discussion of the escrow restrictions.

(10)	Includes (i) 97,133 shares subject to a two-year lock-up agreement in favor of Hub that expires March 31, 2008 over which Mr. Taylor has voting power, and 242 shares allocated to Mr. Taylor under our 401(k) Retirement Savings Plan.

(11)	Indicates the nonvoting restricted share units that the director would be entitled to receive if his service on our Board of Directors were to terminate within 60 days.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	35

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about our common shares’ underlying options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (#) (A)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($) (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (A)) (#) (C)
Equity compensation plans approved by security holders	3,932,725	(1)	$15.45	(2)	1,150,096
Equity compensation plans not approved by security holders (3)	75,190		—		55,712

Total	4,007,915		$15.42		1,205,808

(1)	Includes options and restricted share units.

(2)	The weighted average exercise price excludes 1,862,878 restricted share units as there is no exercise cost associated with the conversion of a restricted share unit award to a common share.

(3)	Restricted share units awarded, or to be awarded, in connection with the purchase of Personal Lines Insurance Brokerage, now known as Hub International Personal Insurance Ltd. These restricted share units have no exercise cost associated with the conversion to a common share, and they vest after a specified period of continued employment if certain performance criteria have been met during such period. Upon consummation of the Maple Tree Transaction these restricted share units will become fully vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review, approval or ratification of transactions with related persons. In April 2007, the Board of Directors adopted written Related Party Transaction Policies and Procedures which require that all “Interested Transactions” with a “Related Party” (each as defined below) be subject to approval or ratification in accordance with the procedures set forth therein.

An Interested Transaction is any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which:

•	The aggregate amount involved will or may be expect to exceed $100,000 in any calendar year;

•	Hub is a participant; and

•	Any Related Party has or will have a direct or indirect interest (other than solely as a result of being a director or less than 10% beneficial owner of another entity).

A Related Party covered by the policy is any:

•

Person who was or is (since the beginning of the last fiscal year for which Hub has filed an Annual Report on Form 10-K or proxy statement) an executive officer, director or nominee for election as director;

•	Greater than 5% beneficial owner of Hub’s common shares; or

36	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

•

Immediate family member of the foregoing, which includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in law and anyone residing in the person’s home (other than tenants or employees).

The Governance Committee of the Board reviews the material facts of all Interested Transactions and either approves or disapproves of the entry into the transaction. If advance approval of an Interested Transaction is not feasible, the transaction is reviewed and, if the Governance Committee determines it to be appropriate, ratified at the Governance Committee’s next scheduled meeting. In determining whether to approve or ratify an Interested Transaction, the Governance Committee takes into account, among other appropriate factors, the extent of the Related Party’s interest in the transaction, whether the Interested Transaction is on terms no less favorable than terms generally available to unaffiliated third parties under similar circumstances. Directors may not participate in any discussion or approval of an Interested Transaction for which they are a Related Party.

The Governance Committee has pre-approved or ratified the following categories of Interested Transactions:

•	Any compensation paid to a director if such compensation is pursuant to the Board-approved standard compensation arrangements for directors.

•

Any transaction with another company at which a Related Party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of (i) $1,000,000, or (ii) 2 percent of that company’s total annual revenues.

•

Any transaction involving a Related Party where the rates or charges involved are determined by competitive bids, or any transaction with a Related Party involving the rendering of services as a common or contract carrier at rates or charges fixed in conformity with law or governmental authority.

•

Any charitable contribution, grant or endowment by Hub to a charitable organization, foundation or university at which a Related Party’s only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $100,000, or 2 percent of the charitable organization’s total annual receipts.

•

Any transaction where the Related Party’s interest arises solely from the ownership of the Hub’s common shares and all holders of Hub common shares received the same benefit on a pro rata basis (e.g. dividends).

•	Any transaction with a Related Party involving services as a bank depositary of funds, transfer agent registrar, trustee under a trust indenture, or similar services.

•	Any transactions available to all employees generally.

Lombard. Most of our founding Canadian brokerages have generated a significant portion of their revenue from the sale of insurance policies issued by Lombard Canada Ltd., or “Lombard,” a property and casualty insurer that is a wholly-owned subsidiary of Northbridge Financial Corporation, a subsidiary of Fairfax. In addition, certain of our Canadian brokerages and their principals have in the past received financial support from Lombard in accordance with standard practice in Canada between insurance companies and their significant brokers. Such financial support was primarily in the form of loans and equity investments negotiated at arms length between the parties. Certain of the former shareholders of our brokerages who are officers or employees of Hub or one of our subsidiaries, or associates of such individuals, remain indebted to Lombard as of December 31, 2006 in an aggregate amount of approximately C$300,000 (or $257,444, based on the exchange rate in effect on December 31, 2006).

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	37

Revenue from Related Entities. The companies listed in the table below, except for Old Lyme Insurance Company, Ltd., or “OLIC” are related through common ownership through Fairfax. We had transactions with and recorded income from the following related parties, which represented approximately, 5.4%, 8.4%, and 8.4% of our total revenue in 2006, 2005 and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Northbridge Financial Corporation	$20,655	$29,415	$23,378
Crum & Forster Holdings, Inc.	1,569	941	682
Fairfax Inc.	2,331	585	3,638

	$24,585	$30,941	$27,698

Old Lyme Insurance Company, Ltd.	$4,841	$6,017	$2,113

Total	$29,426	$36,958	$29,811

As of December 31, 2006, we had accounts receivable and accounts payable balances with these related parties in the amounts of $20.0 million and $13.7 million, respectively. All revenue and related accounts receivable and accounts payable are the result of transactions in the normal course of business and were transacted at fair market value.

The companies listed above, except for OLIC, are related through common ownership by Fairfax. During the second quarter of 2004, Fairfax sold OLIC to Old Lyme Insurance Group, Ltd, a company owned primarily by a group of Hub employees, including Bruce Guthart, our Chief Operating Officer and a director of Hub. Mr. Guthart is a director of OLIC. We continue to place insurance with OLIC. The compensation that Hub earns from the business placed with OLIC and the fees it earns from managing OLIC are substantially the same as if Fairfax continued to own the company. The transactions with OLIC are in the normal course of business, have been and are transacted at fair market value, and were approved by a special committee of our Board of Directors consisting solely of disinterested directors advised by independent legal counsel.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

	Year Ended December 31
	2006	2005
Audit Fees	$1,740,000	$2,297,000
Audit-Related Fees	—	—
Tax Fees	180,000	159,000
All Other Fees	2,000	2,000

Total	$1,922,000	$2,458,000

Audit Fees. Consists of fees billed for the audit of our annual financial statements included in our Annual Report on Form 10-K, the audit of internal controls over financial reporting, the review of our interim financial statements included in our Quarterly Reports on Form 10-Q, and general accounting advice. This category also includes fees billed for advice on audit and accounting matters that arose during, or as a result of, the audit of the annual financial statements or the review of interim financial statements during these periods.

38	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

Audit-Related Fees. None.

Tax Fees. Consists of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning.

All Other Fees. Consists of miscellaneous fees billed and a technology license for access to certain general information provided by PricewaterhouseCoopers LLP.

All audit and non-audit services provided by PricewaterhouseCoopers LLP are approved by the Audit Committee, which considers whether the provision of audit services is appropriate and whether the provision of non-audit services is compatible with maintaining the auditor’s independence. The Audit Committee has approved a formal policy concerning the procedure for pre-approval of the auditors to perform both audit and non-audit services which is available on our website at www.hubinternational.com by clicking on “Corporate Governance.” All of the fees earned by PricewaterhouseCoopers LLP described above were attributable to services pre-approved by the Audit Committee.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Audit Committee is a standing committee of Hub’s Board of Directors, which is comprised of three directors who are independent. The Audit Committee assists the Board of Directors in fulfilling its responsibility to oversee management’s implementation of Hub’s financial reporting process. The Audit Committee is currently comprised of Edward W. Lyman (Chair), Dr. John T. Ahern, Jr., and James W. McElvany.

The Audit Committee reviewed Hub’s consolidated audited financial statements for the year ended December 31, 2006, and management’s assessment of Hub’s internal control over financial reporting included in Management’s Annual Report on Internal Control Over Financial Reporting appearing in Part 8 of this Annual Report on Form 10-K. Hub’s management has responsibility for its financial statements and maintaining effective internal control over financial reporting and for its assessment of the effectiveness thereof. The Audit Committee met separately with both management and PricewaterhouseCoopers LLP, Hub’s independent auditors, to discuss and review those financial statements and management’s assessment prior to issuance. The Audit Committee also reviewed with management, our Director of Internal Audit and Hub’s independent auditor, the quality, adequacy and effectiveness of Hub’s accounting practices and internal controls and any significant deficiencies or material weakness in internal controls.

Management has represented to the Audit Committee that Hub’s financial statements were prepared in accordance with Canadian generally accepted accounting principles and that management’s assessment that Hub maintained effective internal control over financial reporting as of December 31, 2006, was made based on certain criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO).

The independent auditors audit the annual consolidated financial statements prepared by management, express an opinion as to whether those financial statements fairly present Hub’s financial position, results of operations and cash flows in conformity with Canadian generally accepted accounting principles and the standards of the U.S. Public Company Accounting Oversight Board and discuss with the Audit Committee any issues they believe should be raised with management. The independent auditors also audit the effectiveness of Hub’s internal control over financial reporting and management’s assessment thereof and discuss with the Audit Committee any issues they believe should be raised with management based on their audits.

The Audit Committee has received from and discussed with PricewaterhouseCoopers LLP the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) of the Auditing Standards Board of the American Institute of Certified Public Accountants, to the extent applicable. These items relate to that firm’s independence from Hub. The Audit Committee also discussed

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	39

with PricewaterhouseCoopers LLP matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees) of the Auditing Standards Board of the American Institute of Certified Public Accountants, to the extent applicable. The Audit Committee has implemented a procedure to monitor auditor independence and discussed with the independent auditors their independence.

Based on these reviews and discussions, the Audit Committee has recommended to the Board of Directors that Hub’s consolidated audited financial statements and Management’s Annual Report on Internal Control Over Financial Reporting be included in our 2006 Annual Report on Form 10-K.

Hub’s Board of Directors has adopted a written Audit Committee Charter, the adequacy of which it reviews annually, which is available on our website at www.hubinternational.com by clicking on “Corporate Governance.”

By the Order of the Audit Committee

Edward W. Lyman, Jr. (Chairman)

Dr. John T. Ahern, Jr.

James W. McElvany

40	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K/A or incorporated by reference as set forth below:
None.

3.	Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, John P. Graham, pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, Martin P. Hughes, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, John P. Graham, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANNUAL REPORT DECEMBER 31, 2006	HUB INTERNATIONAL LIMITED	41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2007.

HUB INTERNATIONAL LIMITED

By:	/S/ JOHN P. GRAHAM
John P. Graham Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on April 26, 2007.

Signature	Title

/S/ MARTIN P. HUGHES Martin P. Hughes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ JOHN P. GRAHAM John P. Graham	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ RICHARD A. GULLIVER Richard A. Gulliver	President, Director

/S/ BRUCE D. GUTHART Bruce D. Guthart	Chief Operating Officer, Director

/S/ DR. JOHN T. AHERN, JR. Dr. John T. Ahern, Jr.	Director

/S/ ANTHONY F. GRIFFITHS Anthony F. Griffiths	Director

/S/ EDWARD W. LYMAN, JR. Edward W. Lyman, Jr.	Director

/S/ BRADLEY P. MARTIN Bradley P. Martin	Director

/S/ JAMES W. MCELVANY James W. McElvany	Director

Byron Messier	Director

Frank S. Wilkinson	Director

42	HUB INTERNATIONAL LIMITED	ANNUAL REPORT DECEMBER 31, 2006