Form 10-Q
period 2007-03-31
HUB INTERNATIONAL LTD
filed 2007-05-01
CIK 1133016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes  ☐        No  ☑

The number of shares of the Registrant’s common shares, no par value, issued and outstanding as of April 25, 2007, was 39,842,552.

HUB INTERNATIONAL LIMITED

2	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hub International Limited

Unaudited Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars)

	As of
	March 31, 2007 (U.S. GAAP)	December 31, 2006 (U.S. GAAP)	December 31, 2006 (Canadian GAAP)
ASSETS
Current assets:
Cash and cash equivalents	$102,486	$99,213	$99,213
Trust cash	91,855	112,188	112,188
Accounts and other receivables, net	258,352	283,415	283,415
Deferred income tax assets	6,402	6,548	6,598
Prepaid expenses	7,332	8,212	8,212
Income taxes receivable	—	—	3,009

Total current assets	466,427	509,576	512,635
Goodwill	563,179	528,239	528,239
Other intangible assets, net	169,785	152,455	152,455
Property and equipment, net	30,762	30,682	30,682
Deferred income tax assets	—	—	14,154
Other assets	6,268	9,437	13,434

Total assets	$1,236,421	$1,230,389	$1,251,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$357,481	$413,102	$413,102
Income taxes payable	11,724	5,869	8,878
Current maturities of long-term debt and capital leases	2,792	3,296	3,296
Deferred income tax liabilities	—	—	50

Total current liabilities	371,997	422,267	425,326

Long-term debt and capital leases	159,440	137,341	141,338
Deferred income tax liabilities	17,144	13,285	27,439

Total liabilities	548,581	572,893	594,103

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; unlimited shares authorized; none issued or outstanding	—	—	—
Common shares, no par value; unlimited shares authorized; 39,843 and 39,600 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	479,487	473,512	464,175
Additional paid-in capital	25,075	23,789	22,469
Accumulated other comprehensive income	20,959	19,754	29,387
Retained earnings	162,319	140,441	141,465

Total shareholders’ equity	687,840	657,496	657,496

Total liabilities and shareholders’ equity	$1,236,421	$1,230,389	$1,251,599

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	3

Hub International Limited

Unaudited Condensed Consolidated Statements of Earnings

(in thousands of U.S. dollars, except per share amounts)

	For the three months ended March 31,
	2007 (U.S. GAAP)	2006 (U.S. and Canadian GAAP)
Revenue:
Commission income	$125,487	$99,932
Contingent commission and volume override	41,158	31,168
Other	5,129	3,011

Total revenue	171,774	134,111

Expenses:
Compensation *	88,981	74,715
Selling, occupancy, and administration	27,610	22,448
Intangible asset amortization	8,504	3,275
Interest expense	2,779	3,066
Depreciation	2,644	2,142
Loss on disposal of subsidiaries, property and equipment, and other assets	91	167

Total operating expenses	130,609	105,813

Net earnings before provision for income taxes	41,165	28,298
Provision for income taxes:	16,433	11,832

Net earnings	$24,732	$16,466

Earnings per share — basic:	$0.62	$0.52

Earnings per share — diluted:	$0.60	$0.46

Weighted average shares outstanding (in thousands):
Basic	39,642	31,756

Diluted	41,166	36,981

* Compensation includes:
Employee cash compensation	$85,432	$68,416
Talbot earnout compensation	1,982	4,664
Other non-cash share-based compensation	1,567	1,635

	$88,981	$74,715

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

4	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Hub International Limited

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands of U.S. dollars)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Issued Shares (in thousands)	No Par Value
Balance, December 31, 2006 (U.S. GAAP)	39,600	$473,512	$23,789	$19,754	$140,441	$657,496
Net earnings	—	—	—	—	24,732	24,732
Foreign currency translation gain	—	—	—	1,214	—	1,214
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(9)	—	(9)

Share issued for:
Acquisitions, net of issuance costs	129	4,000	—	—	—	4,000
Stock option exercises	99	1,504	—	—	—	1,504
Release of RSUs	15	471	(471)	—	—	—
Share-based compensation	—	—	1,567	—	—	1,567
Tax benefit associated with share-based awards	—	—	198	—	—	198
Dividends paid	—	—	—	—	(2,789)	(2,789)
Other	—	—	(8)	—	(65)	(73)

Balance, March 31, 2007 (U.S. GAAP)	39,843	$479,487	$25,075	$20,959	$162,319	$687,840

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	5

Hub International Limited

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	For the three months ended March 31,
	2007 (U.S. GAAP)	2006 (U.S. and Canadian GAAP)
Cash flows from operating activities:
Net earnings	$24,732	$16,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	11,148	5,417
Loss on disposition of subsidiaries, property and equipment, and other assets	91	167
Total compensation for Talbot earnout	1,982	4,664
Other non-cash share-based compensation	1,567	1,635
Deferred income taxes	(364)	155
Changes in operating assets and liabilities:
Trust cash	22,196	48,655
Accounts and other receivables, net	35,814	53,495
Prepaid expenses	945	742
Other assets	129	135
Accounts payable and accrued liabilities	(75,576)	(105,420)
Income taxes payable	6,124	7,994

Net cash provided by operating activities:	28,788	34,105

Cash flows from investing activities:
Business acquisitions, net of cash received	(45,248)	(8,448)
Business dispositions	341	1,174
Purchases of property and equipment	(1,902)	(2,904)
Premium financing receipts	14,540	—
Premium financing disbursements	(13,286)	—
Other	176	276

Net cash used in investing activities:	(45,379)	(9,902)

Cash flows from financing activities:
Proceeds from (payments of) bank debt	(876)	75,000
Proceeds from the issuance of long-term debt	22,000	—
Payments of long-term debt and capital leases obligations	(607)	(1,374)
Proceeds from the exercise of stock options	1,504	704
Tax benefit associated with share-based awards	198	80
Dividends paid	(2,789)	(2,199)

Net cash provided by financing activities:	19,430	72,211

Effect of foreign currency exchange rate changes on cash and cash equivalents:	434	(32)

Net increase in cash and cash equivalents	3,273	96,382
Cash and cash equivalents, beginning of the period	99,213	70,118

Cash and cash equivalents, end of the period	$102,486	$166,500

Supplemental cash flow information:
Cash paid for:
Income taxes	$10,877	$3,945

Interest expense	$1,467	$794

Non-cash investing activities:
Fair value of common shares issued for Coburn acquisition	$4,000	$—

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

6	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Hub International Limited

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands of U.S. dollars)

	For the three months ended March 31,
	2007 (U.S. GAAP)	2006 (U.S. and Canadian GAAP)
Net earnings	$24,732	$16,466

Components of comprehensive income:
Foreign currency translation gain/(loss)	1,214	(34)
Unrealized loss on available-for-sale investments, net of tax	(9)	36

Net comprehensive income	$25,937	$16,468

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	7

Hub International Limited

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of operations

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

Nature of operations

Hub is a leading insurance broker in North America, providing a broad array of products and services to our clients, including, but not limited to, property and casualty, life and health, employee benefits, and risk management. We focus on both commercial and personal client accounts in the U.S. and Canada using a variety of retail and wholesale distribution channels. Since our founding in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired approximately 140 insurance brokerages, establishing a strong presence in the northeastern, midwestern, and western U.S. and in the Canadian provinces of Ontario, Quebec, and British Columbia. Our common shares are listed under the symbol “HBG” on both the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”).

2.	Summary of significant accounting policies

As of January 1, 2007, we have adopted accounting principles generally accepted in the U.S. (“U.S. GAAP”). Except as otherwise indicated, our unaudited condensed consolidated financial statements and the notes to our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Prior to January 1, 2007, we applied accounting principles generally accepted in Canada (“Canadian GAAP”), which differs in certain respects from U.S. GAAP. The differences between Canadian and U.S. GAAP affecting our financial statements are not significant. All prior period financial information is presented in accordance with U.S. GAAP. See Note 14 “Reconciliation to Canadian GAAP” of these notes to our unaudited condensed consolidated financial statements for a reconciliation of our U.S. GAAP unaudited condensed consolidated financial statements to Canadian GAAP.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including those of a normal recurring nature, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The condensed consolidated balance sheets as of December 31, 2006, have been derived from the audited consolidated financial statements as of that date but do not include all information and notes required by U.S. GAAP for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2006, included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007 (“2006 Form 10-K”).

The unaudited condensed consolidated financial statements presented herein include the financial results of Hub and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

8	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements as of December 31, 2006, included in Part II, Item 8 of our 2006 Form 10-K, includes a detailed discussion of our significant accounting policies, which are presented in accordance with Canadian GAAP. The information presented below sets forth changes from, and should be read in conjunction with, the significant accounting policies disclosed in our 2006 Form 10-K.

a. Foreign currency translation

While we operate primarily in the U.S., a significant portion of our operations are derived from our subsidiaries that operate in Canada. The functional currency of our Canadian operations, including our parent company, which holds certain U.S. dollar denominated debt, is the Canadian dollar. Our Canadian-based operations are self-sustaining. The assets and liabilities of our Canadian-based subsidiaries as of March 31, 2007 and December 31, 2006, have been translated into U.S. dollars at the year-end exchange rate, with gains and losses resulting from such translation included in accumulated other comprehensive income. For the three months ended March 31, 2007 and 2006, revenue and expenses of our Canadian-based subsidiaries have been translated into U.S. dollars at average exchange rates in effect at the time that the underlying transaction occurred, with transaction gains or losses included in net earnings.

b. Income taxes

Both U.S. and Canadian GAAP require the recognition of deferred income tax assets and liabilities based upon the expected future income tax consequences of temporary differences between the carrying amounts of assets or liabilities and their tax bases by applying statutory income tax rates expected to be in effect when the asset or liability is settled. We reduce the carrying amount of deferred income tax assets, including the expected future benefit of operating loss carry forwards, by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized. We record interest and penalties assessed by taxing authorities as a component of our provision for income taxes during the period the amounts become probable and estimable.

Our effective tax rate decreased from 42% during the first quarter of 2006 to 40% during the first quarter of 2007. Excluding the effect of the Talbot earnout compensation expense, which is not deductible for tax purposes, our effective tax rate would have been 38% and 36%, respectively, for the three months ended March 31, 2007 and 2006. The increase in our effective income tax rate, excluding the effect of the Talbot earnout compensation expense, is attributable to an increase in the proportion of our total pretax income derived from our U.S.-based operations relative to that derived from our Canadian-based operations. Our U.S.-based operations have a greater effective tax rate than our Canadian-based operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As of January 1, 2007, we adopted FIN 48, which did not have a material effect on our consolidated financial statements.

As of March 31, 2007, income tax returns that we have filed with various taxing authorities for the years 2001 through 2005 remain subject to examination by such authorities.

c. Derivative financial instruments

We use derivative financial instruments principally to manage the risk of interest rate and foreign currency fluctuations and account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended (“SFAS 133”). All derivative financial instruments are recognized on

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	9

our consolidated balance sheet at fair value. Changes in the fair value of derivative financial instruments are recognized in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains and losses on derivative financial instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period.

d. Effect of recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies that the term fair value is intended to mean a market-based measure, not an entity-specific measure and gives the highest priority to quoted prices in active markets in determining fair value. SFAS 157 requires disclosure about (1) the extent to which entities must measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have evaluated the process of our adoption of SFAS 157 and we do not expect that it will have a significant effect on our consolidated financial statements.

3.	Arrangement agreement with maple tree acquisition corporation

As previously disclosed, on February 25, 2007, we entered into an Arrangement Agreement (the “Arrangement Agreement”) to be acquired by Maple Tree Acquisition Corporation, a British Columbia corporation (“Maple Tree”), an entity formed by funds advised by Apax Partners L.P. and Apax Partners Worldwide LLP (“Apax”) and Morgan Stanley Principle Investments, Inc. (“MSPI” together with Apax, the “Sponsors”). Certain members of our senior management team (collectively, the “Rollover Shareholders”) have agreed in principle, at the request of the Sponsors, to exchange a portion of their outstanding common shares of Hub (the “Shares”) or invest cash to purchase shares of Maple Tree or an affiliate thereof.

Under the terms of the Arrangement Agreement, Maple Tree will acquire all of the outstanding Shares, other than certain Shares held by the Rollover Shareholders that will be exchanged as described above, pursuant to a Plan of Arrangement (the “Arrangement”) under the Canadian Business Corporation Act (“CBCA”).

On March 22, 2007, the Arrangement Agreement was amended to increase the price to be paid per common share of Hub from $40.00 to $41.50. As of the effective time of the Arrangement (the “Effective Time”), each Share, other than any Shares exchanged by the Rollover Shareholders or by shareholders who properly exercise dissent rights under the CBCA (the “Dissenting Shareholders”), will be deemed to be transferred to Maple Tree in consideration for the right to receive a cash payment from Hub in the amount equal to $41.50 per share, without interest.

Each stock option to purchase Shares (“Company Options”) that has not been exercised prior to the Effective Time will be cancelled by Hub in consideration for the right to receive a cash payment from Hub in an amount equal to the difference between $41.50 and the exercise price of such Company Option, less any amounts we are required to withhold for taxes.

Each Hub restricted share unit (“Company RSUs”) that by its terms accelerates at the Effective Time will be cancelled in consideration for the right to receive a cash payment from Hub in the amount equal to $41.50, less any amounts we are required to withhold for taxes.

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

10	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Upon completion of the Arrangement, it is expected that our common shares will be delisted from the NYSE and the TSX, and we will cease to be a reporting company in the U.S. and Canada.

4.	Business acquisitions and dispositions

We account for business acquisitions using the purchase method, whereby the results of acquired businesses are included in our consolidated financial results from the date of acquisition going forward.

First quarter 2007 acquisitions and dispositions

On February 1, 2007, we acquired 100% of the issued and outstanding shares of Coburn Insurance Agency, Inc. (“Coburn”), for approximately $23.0 million. Coburn is based in Vermont and has satellite offices in Florida and South Carolina. Coburn specializes in transportation insurance and will be a fold-in into our Hub International Transportation Insurance Services hub brokerage, which, prior to this acquisition, was primarily concentrated in the western U.S.

On March 1, 2007, we acquired substantially all of the assets of Hibernia Insurance Agency, L.L.C. (“Hibernia”) from Capital One Financial Corp, for approximately $18.2 million. Hibernia is based in Metairie, Louisiana with offices in Lafayette and Baton Rouge, Louisiana. Hibernia serves clients throughout the southeastern U.S. including, the states of Louisiana, Alabama, Mississippi, Arkansas, and Texas. Hibernia has become our hub brokerage, Hub Gulf South.

In addition, during the first quarter of 2007 we acquired substantially all of the assets of one other insurance brokerage, which was not significant to our consolidated financial statements.

The purchase price, including acquisition costs, for each of our first quarter 2007 acquisitions has been preliminarily allocated to the estimated fair values of acquired tangible and intangible assets and assumed liabilities, including goodwill, as summarized in the table below. Subsequent adjustments may be made to the purchase price allocation based upon, among other things, finalization of our tangible and intangible asset valuations. The table below also summarizes the consideration we paid for each acquisition and the number of our common shares, if any, issued as consideration for the acquisition.

	Hibernia	Coburn	Other	Total
	(In thousands)
Current assets	$2,174	$4,793	$4,155	$11,122
Intangible assets subject to amortization:
Customer relationships	14,000	9,300	1,469	24,769
Non-competition covenants	704	656	—	1,360

Total intangible assets subject to amortization	14,704	9,956	1,469	26,129

Goodwill	8,659	17,215	8,125	33,999
Property, equipment, and other assets	555	207	20	782

Total assets acquired	26,092	32,171	13,769	72,032

Current liabilities	7,869	4,250	3,623	15,742
Bank Debt	—	876	—	876
Long-term debt and capital leases	41	4,035	—	4,076

Total liabilities assumed	7,910	9,161	3,623	20,694

Net fair value of assets acquired	$18,182	$23,010	$10,146	$51,338

Consideration:
Cash	$18,075	$19,010	$7,940	$45,025
Payable	107	—	2,206	2,313
Common shares, at market value	—	4,000	—	4,000

Total consideration paid or payable	$18,182	$23,010	$10,146	$51,338

Number of common shares issued as consideration	—	129	—	129

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	11

We expect that approximately $16.9 million of the goodwill identified in the table above will be deductible for income tax purposes.

Goodwill in the “Other” column above of $8.1 million includes approximately $5.9 million of goodwill arising from contingent consideration payments earned during the first quarter of 2007 in connection with acquisitions completed in prior periods.

During the first quarter of 2007, we disposed of certain insurance brokerage assets. In connection with such dispositions, we received proceeds of $0.7 million and recognized a loss on disposal of subsidiaries of $0.1 million. None of the assets that we disposed of during the first quarter of 2007 were significant, individually or in the aggregate, to our consolidated financial statements.

BNC Acquisition

On March 15, 2007, we announced that we have agreed to acquire substantially all of the assets of BNC Insurance Services Inc, (“BNC Insurance”) from BNC National Bank, a subsidiary of BNCCORP, Inc. BNC Insurance is one of the largest Arizona-based insurance brokers, with additional offices in North Dakota and Colorado, and generates annual revenues of approximately $19.0 million. Our acquisition of BNC Insurance is subject to BNCCORP shareholder approval, as well as customary closing conditions. We expect to complete the acquisition of BNC Insurance during the second quarter of 2007.

5.	Accounts and other receivables, net

Accounts and other receivables consist of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	As of
	March 31, 2007	December 31, 2006
Client premiums receivable	$157,991	$195,074
Commissions receivable	55,585	51,325
Client premiums receivable from financing activities	26,243	22,125
Claims receivable	8,809	11,115

	248,628	279,639
Less: allowance for doubtful accounts	(2,545)	(2,375)
Less: allowance for policy cancellations	(2,710)	(2,704)

Total accounts receivable, net	243,373	274,560

Other receivables	14,979	8,855

Total accounts and other receivables, net	$258,352	$283,415

12	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

6.	Goodwill and other intangible assets

As of March 31, 2007 and December 31, 2006, the gross carrying amount and accumulated amortization of intangible assets, other than goodwill, are as follows (in thousands):

	As of March 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$204,480	$(45,533)	$158,947	$180,091	$(37,384)	$142,707
Non-competition covenants	13,616	(2,778)	10,838	12,249	(2,501)	9,748

Total other intangible assets	$218,096	$(48,311)	$169,785	$192,340	$(39,885)	$152,455

On January 1, 2007, we refined our amortization method for all existing customer relationship assets to better align the amortization with the accelerated pattern of consumption of the expected benefits derived from client relationships existing as of the date of the acquisition. Prior to January 1, 2007, we amortized customer relationship assets on a straight-line basis, with the exception of customer relationship intangible assets acquired in connection with hub brokerages during the fourth quarter of 2005 and during 2006, which were amortized using an accelerated amortization methodology. We utilized an accelerated amortization methodology for all customer relationship assets acquired during the first quarter of 2007 and will utilize an accelerated amortization methodology for any customer relationship assets acquired in future business acquisitions. This change in estimate resulted in approximately $2.7 million of additional amortization expense recognized during the three months ended March 31, 2007.

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

We amortize non-competition covenant assets on a straight-line basis over the estimated useful life. The estimated useful life generally includes, for each applicable employee who is subject to a non-competition covenant, (1) his or her effective term of employment plus (2) a contractually determined period, which typically ranges from one year to three years, after his or her employment is terminated. Upon the employee’s termination, we amortize the net book value of the related non-competition covenant on a straight-line basis over the applicable contractual period. Based on our historical experience, we estimate that the average useful life of our non-competition covenant assets is generally 16 years.

For the three months ended March 31, 2007 and 2006, amortization expense for other intangible assets is as follows (in thousands):

	For the three months ending March 31,
	2007	2006
Customer relationships	$8,229	$2,735
Non-competition covenants	275	540

Total amortization expense	$8,504	$3,275

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	13

As of March 31, 2007, estimated total future amortization expense for other intangible assets is as follows (in thousands):

Estimated Future Amortization Expense
2007	$27,068
2008	28,813
2009	24,340
2010	19,522
2011	15,907
2012 and thereafter	54,135

Total	$169,785

Changes in the carrying amount of goodwill during the three months ended March 31, 2007, and the year ended December 31, 2006, by reportable segment are as follows (in thousands):

	U.S.	Canada	Total
Balance as of December 31, 2005	$320,397	$99,045	$419,442

Goodwill acquired pursuant to business acquisitions during 2006	103,430	6,646	110,076
Goodwill related to business dispositions during 2006	(1,177)	(154)	(1,331)
Effect of foreign currency exchange rate changes	—	52	52

Balance as of December 31, 2006	422,650	105,589	528,239

Goodwill acquired pursuant to business acquisitions during the first quarter of 2007	33,999	—	33,999
Goodwill related to business dispositions during the fist quarter of 2007	(195)	—	(195)
Effect of foreign currency exchange rate changes	—	1,136	1,136

Balance as of March 31, 2007	$456,454	$106,725	$563,179

As of March 31, 2007, we expect that approximately $364.0 million of our total goodwill balance will be deductible in future periods for income tax purposes.

7.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	As of
	March 31, 2007	December 31, 2006
Insurance premiums payable	$242,975	$288,639
Commissions payable	28,396	29,767
Compensation payable related to Talbot earnout	21,804	19,822
Accrued payroll and related benefits	15,666	32,490
Claims payable	11,970	13,710
Self-insured liabilities	10,015	10,351
Other accounts payable and accrued liabilities	26,655	18,323

Total accounts payable and accrued liabilities	$357,481	$413,102

14	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

8.	Debt

Our outstanding debt balances as of March 31, 2007 and December 31, 2006, consist of the following (in thousands):

	As of
	March 31, 2007	December 31, 2006
Series A Senior Notes, with interest at 5.71%	$7,500	$7,500
Series B Senior Notes, with interest at 6.16%	55,000	55,000
Less: fair value of interest rate swap agreement	(3,846)	(3,997)

Fair value of Series A and B Senior Notes	58,654	58,503
Senior notes, with interest at 6.43%	75,000	75,000
U.S. credit facility	22,000	—
Other notes payable, long-term debt, and capital leases	6,578	7,134

	162,232	140,637
Less: current portion	(2,792)	(3,296)

Total long-term debt less current maturities	$159,440	$137,341

As of March 31, 2007, future annual principal payments of our outstanding debt obligations are as follows (in thousands):

Future Principal Payments
2007	$2,792
2008	7,358
2009	5,595
2010	26,583
2011	39,250
2012 and thereafter	84,500

Total	$166,078

Series A and Series B Senior notes

As of March 31, 2007, we have outstanding $62.5 million aggregate principal amount of unsecured senior notes issued June 10, 2003. The senior notes were issued in two series. “Series A” represents $7.5 million aggregate principal amount of 5.71% senior notes due April 14, 2011, with interest due semi-annually in June and December. “Series B” represents $55.0 million aggregate principal amount of 6.16% senior notes with interest due semi-annually in June and December, and principal of $4.6 million due annually June 15, 2008, through June 15, 2010; $19.3 million due June 15, 2011; and $11.0 million due June 15, 2012 and 2013. The senior notes were sold on a private basis in the U.S. to institutional accredited investors. We incurred approximately $1.5 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized over the term of the notes.

Under the provisions of our Series A and Series B senior notes, we are limited in our ability to take certain actions, including, among other things, incurring other senior or subordinated debt in excess of specified amounts, and selling or disposing of assets or subsidiaries in excess of certain amounts. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a minimum level of consolidated net worth, a maximum consolidated debt to capitalization percentage of 45%, and a minimum interest coverage ratio of 3:1. As of March 31, 2007, we are in compliance with all covenants governing these senior notes.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	15

On July 15, 2003, we entered into an interest rate swap agreement to effectively convert our fixed rate interest payments on the Series A senior notes of 5.71% and the Series B senior notes of 6.16% to a floating rate. The notional amount of the swap agreement is equal to the outstanding principle balance on our Series A and B notes. As a result of the swap agreement, we incurred interest expense of approximately $0.3 million and $0.2 million during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, we estimate the fair value of the swap agreement to be approximately $3.8 million, which represents the amount that we would have to pay to terminate the swap as of that date. We have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates. In accordance with SFAS 133, we record the swap transaction on our consolidated balance sheets at its estimated fair value. Changes in the estimated fair value of the swap agreement are recognized in our consolidated statements of earnings. Changes in the estimated fair value of the underlying debt that is being hedged that are attributable to changes in interest rates are recognized in our consolidated statements of earnings via an adjustment to the carrying value of the underlying debt. The net effect of the changes in the fair value of the interest rate swap on our net earnings for the three months ended March 31, 2007 and 2006, was zero.

Senior notes

As of March 31, 2007, we have outstanding $75.0 million aggregate principal amount of unsecured senior notes issued April 4, 2006, with interest of 6.43% payable quarterly in January, April, July, and October and principal of $12.5 million due annually beginning April 4, 2011, through April 4, 2016. The senior notes were sold on a private basis in the U.S. to institutional accredited investors. We incurred approximately $0.2 million in fees and expenses related to the offering of these notes, which were capitalized and are being amortized over the term of the notes.

Under the provisions of our senior notes, we are limited in our ability to take certain actions, which are identical to those described above for our Series A and Series B senior notes. As of March 31, 2007, we are in compliance with all covenants governing these senior notes.

Credit facilities

U.S. Credit Facility.    We have entered into an unsecured credit facility with a Canadian financial institution (the “U.S. Credit Facility”). Under our U.S. Credit Facility, we may borrow up to the U.S. dollar equivalent of $75.0 million under a revolving credit facility. As of March 31, 2007, we have revolving loans of $22.0 million outstanding under our U.S. Credit Facility. We may prepay outstanding loans under the U.S. Credit Facility at any time and without penalty. The stated maturity of our U.S. Credit Facility is April 2, 2008. If we do not extend the U.S. Credit Facility on April 2, 2008, any outstanding borrowings on the facility will be converted into a three-year non-revolving loan with interest at 0.25 percentage points greater than the interest rate applicable for our U.S. Credit Facility.

Borrowings under the U.S. Credit Facility bear interest at variable interest rates per annum that are tied to the U.S. prime rate and the LIBOR rate as follows:

(1)	the higher of the U.S. prime rate plus 100 basis point, or

(2)	the LIBOR rate plus 112.5 basis points.

In addition, we are charged a commitment fee of 0.20% per annum on undrawn balances under our U.S. Credit Facility. Credit availability under our U.S. Credit Facility as of March 31, 2007, is $53.0 million. As of March 31, 2007, the applicable LIBOR rate was 5.32%.

Under our U.S. Credit Facility, we are limited in our ability to take certain actions, including, which are identical to those described above for our Series A and Series B senior notes. As of March 31, 2007, we are in compliance with all covenants of the facility.

Canadian Credit Facility.    We have entered into an unsecured credit facility with a Canadian financial institution (the “Canadian Credit Facility”). Under our Canadian Credit Facility, we may borrow up to C$12.0 million (which is

16	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

equivalent to $10.4 million U.S. dollars as of March 31, 2007) in Canadian dollars under a revolving credit facility. We may prepay outstanding loans under the Canadian Credit Facility at any time and without penalty. There is no stated maturity under the Canadian Credit Facility. Borrowings under the Canadian Credit Facility are payable on demand and bear interest at a variable interest rate per annum that is tied to the U.S. base bank rate, which was 5.63% as of March 31, 2007, plus 50 basis points. We are not charged a commitment fee on undrawn balances under our Canadian Credit Facility. We have no financial covenants related to our Canadian Credit Facility.

As of March 31, 2007, we have no revolving loans outstanding under our Canadian Credit Facility.

Other notes payable, long-term debt, and capital leases

Other notes payable, long-term debt, and capital leases consists primarily of amounts assumed in connection with certain business acquisitions. Certain property and equipment of our subsidiaries is pledged as collateral in amounts not less than the combined outstanding secured balance of other notes payable, long-term debt, and capital leases as of March 31, 2007 and December 31, 2006. The outstanding secured balance of other notes payable, long-term debt, and capital leases held by such subsidiaries as of March 31, 2007 and December 31, 2006, is $1.7 million and $2.1 million, respectively.

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

As previously disclosed, HUB Northeast, formerly known as Kaye Insurance Associates, Inc., one of our subsidiaries, received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding certain contingent agreements and other business practices. From August 2004 to December 31, 2006, various of our other subsidiaries, received and responded to letters of inquiry and subpoenas from authorities in California, Connecticut, Texas, Illinois, Delaware, Pennsylvania, New Hampshire, and Quebec. To date, management is unaware of any incidents of falsifying or inflating insurance quotes or other illegal practices. States’ attorneys general and insurance departments continue their investigations of various industry practices. In February 2007 we received a request from the office of the Massachusetts Attorney General requiring us to provide certain information, primarily relating to carrier relationships of HUB New England. We have complied with this request. We continue to review our practices in light of these investigations and resulting charges brought against other insurance brokers.

We have fully cooperated with inquiries from the states’ attorneys general and departments of insurance. Due to the inherent uncertainties of such investigations, we cannot predict the outcome of these investigations. As of March 31, 2007, we have not recorded a liability for possible losses related to these investigations as we are unable, at such time, to reasonably estimate the probability of an unfavorable outcome or a possible loss or range of losses. An unfavorable outcome, including the possible restriction or termination of contingent compensation agreements, could have a significant adverse effect on our business, results of operations, cash flows, and financial position. We have evaluated these matters in connection with our ongoing evaluation of goodwill and other intangible assets for impairment, when applicable.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	17

Federal and state class action litigation

In re Insurance Brokerage Antitrust Litigation.    As previously disclosed, in October 2004, we have been named as a defendant in a federal class action lawsuit. The lawsuit alleges that the defendants used the contingent commission structure to deprive policyholders of “independent and unbiased brokerage services, as well as free and open competition in the market for insurance.” A number of substantially similar federal class actions were filed against us and many other defendants. On February 17, 2005, the Federal Judicial Panel on Multidistrict Litigation transferred these and other class action lawsuits in which we were not named to the District of New Jersey. In August 2005 and February 2006, amended complaints were filed in the consolidated federal court proceedings pending in New Jersey and styled In re Insurance Brokerage Antitrust Litigation. In addition, certain of our subsidiaries have been named as additional defendants. The litigation is divided into two cases, one for employee benefits and the other for commercial insurance. The complaints contain only a small number of vague allegations specifically pertaining to us. The Court has permitted discovery to take place, which continued throughout the first quarter of 2007. On April 5, 2007, defendants’ motions to dismiss the cases were granted without prejudice. Plaintiffs were given 30 days to file amended complaints, which they are expected to do. Further discovery has been stayed in the interim. We dispute the allegations made in these lawsuits and are vigorously defending these cases.

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

Due to the inherent uncertainties of litigation, we cannot predict the outcome of these matters. As of March 31, 2007, we have not recorded a liability for possible losses related to these class action lawsuits as we are unable, at this time, to reasonably estimate the probability of an unfavorable outcome or a possible loss or range of losses. As of March 31, 2007, we have recorded a liability related to legal defense costs in connection with these matters, offset, in-part, by expected insurance proceeds, which we have deemed to be reasonable and estimable. An unfavorable outcome of any one or more of these matters could result in a significant judgment or imposition of liability against us and could have a significant adverse impact on our business, results of operations, cash flows, and financial position. In addition, the cost of defending against these lawsuits, and diversion of our management’s attention, may be significant and could have a significant adverse impact on our business, results of operations, cash flows, and financial position. We have evaluated these matters in connection with our ongoing evaluation of goodwill and other intangible assets for impairment, when applicable.

Other litigation

In addition to the legal proceedings and other matters discussed above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business. While we currently believe that such claims, individually or in aggregate, will not have a significant adverse impact on our financial position, cash flows, or results of operations, these actions and other claims are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a significant adverse impact on our business, reputation, financial position, cash flows, and results of operations.

Contingent consideration in connection with business acquisitions

Talbot Earnout.    As previously disclosed, on July 1, 2004, we completed the acquisition of Talbot Financial Corporation (“Talbot”). As part of the Talbot acquisition, we purchased 100% of the common shares of Satellite Acquisition Corporation (“Satellite”), a corporation formed by the senior management of Talbot, which we refer to as the “Talbot Management Group.” In turn, Satellite purchased 100% of the issued and outstanding common shares of Talbot from Safeco Corporation. The special shares of Satellite were retained by the Talbot Management Group as a mechanism through which these individuals could be rewarded for retention and future performance. We agreed to purchase one-third of the special shares of Satellite each during 2005, 2006, and 2007 at a price

18	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

contingent on Talbot’s financial performance during the preceding calendar year (the “Talbot earnout”). Under the agreement, we had the discretion to pay the Talbot earnout, if payable, with cash, issuances of our common shares or a combination thereof. Individual members of the Talbot Management Group who were no longer employed by Talbot, for any reason, as of the date that a Talbot earnout was due were not entitled to share in that or any future earnout payments. No member of the Talbot Management Group was a shareholder of Talbot or received any portion of the purchase price paid to Safeco Corporation. Accordingly, we determined that the Talbot earnout arrangement was, in substance, a performance-based contingent compensation arrangement, and, thus, recorded the Talbot earnout payments as a charge to compensation expense over the period that the payments were earned. In accordance with the Talbot earnout, the Talbot Management Group was being compensated for future services based on remaining with Talbot and achieving certain performance targets during each of the applicable three years.

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

Subsequent to March 31, 2007, on April 2, 2007, we made the final Talbot earnout payment of $21.8 million in cash; this amount is accrued under the caption “accounts payable and accrued liabilities” on our consolidated balance sheet as of March 31, 2007. This payment was based upon Talbot’s earnings for the year ended December 31, 2006.

During the three months ended March 31, 2007 and 2006, we recognized compensation expense in connection with the Talbot earnout of $2.0 million and $4.7 million, respectively. Total compensation expense incurred through March 31, 2007, under the Talbot earnout agreement was $57.3 million. As of April 2, 2007, we purchased 100% of the special shares of Satellite from the Talbot Management Group and the Talbot earnout is complete.

Other Acquisitions.    In connection with various other business acquisitions completed through March 31, 2007, we may be obligated to pay contingent consideration up to a maximum of approximately $42.5 million in cash and $11.8 million in our common shares based upon management’s best estimate as of March 31, 2007, of acquired brokerages achieving certain financial and operational targets. These contingent payments are payable on various dates through February 2012 according to the terms and conditions of each individual purchase agreement. Any future contingent consideration paid will be recorded as an adjustment to goodwill associated with such acquisition once the contingency is resolved. As of March 31, 2007, we have recorded, as a component of accounts payable and accrued liabilities, earned but unpaid contingent consideration of $6.1 million payable in cash and $0.5 million payable in our common shares.

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

As of March 31, 2007 and December 31, 2006, we have guaranteed outstanding loans under the ESPP totaling $3.8 million. As collateral, these individuals have pledged 369,000 of our common shares as of March 31, 2007 and December 31, 2006, which have an aggregate market value as of March 31, 2007 and December 31, 2006, of $13.3 million and $11.6 million, respectively. The interest rate in effect for these loans as of March 31, 2007 and December 31, 2006, was 6.50%. During the three months ended March 31, 2007 and 2006, we paid interest on these loans in the amount of $0.1 million, which we recognized as compensation expense.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	19

10.	Share-based compensation

Share-based awards

RSUs.    As of March 31, 2007, we have outstanding RSUs with vesting terms ranging from 9 to 120 months. RSU activity during the three months ended March 31, 2007, is as follows (RSUs in thousands):

	Number of RSUs	Weighted Average Grant- Date Fair Value Per Share
Outstanding as of December 31, 2006	1,955	$18.72
Granted	41	$41.68
Vested	(15)	$20.64
Forfeited	(2)	$18.64

Outstanding as of March 31, 2007	1,979	$19.19

The original vesting term for RSUs granted during the three months ended March 31, 2007, is 57 months.

Stock Options.    Stock option activity during the three months ended March 31, 2007, is as follows (stock options in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	1,019	$15.43	2.53 years	$16,263
Exercised	(99)	$15.22		$2,620
Expired	(1)	$15.67

Outstanding as of March 31, 2007	919	$15.45	2.27 years	$24,102

Stock options exercisable:
As of December 31, 2006	1,019	$15.43	2.53 years	$16,263

As of March 31, 2007	919	$15.45	2.27 years	$24,102

As reflected in the table above, as of March 31, 2007, all stock options outstanding are fully-vested.

Talbot Earnout.    Compensation expense recorded in connection with the Talbot earnout includes both cash and non-cash share-based compensation and is not deductible for income tax purposes. See Note 9 “Commitments and Contingencies — Contingent Consideration in Connection with Business Acquisitions” in these notes to our unaudited condensed consolidated financial statements for a detailed discussion of the Talbot earnout arrangement. A summary of the cash and non-cash share-based Talbot earnout compensation expense incurred during the three months ended March 31, 2007 and 2006, is as follows (in thousands):

	For the three months ended March 31,
	2007	2006
Cash	$1,982	$1,938
Non-cash share-based	—	2,726

Total Talbot earnout compensation	$1,982	$4,664

20	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Share-based compensation

The following table summarizes share-based compensation expense recognized during the three months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006
RSUs:	$1,563	$1,635
Common shares issued in connection with acquisitions	4	—

Total other non-cash share based compensation	1,567	1,635
Tax benefit	311	671

Total other non-cash share-based compensation expense, net of tax	1,256	964
Non-cash share-based compensation for Talbot earnout	—	2,726

Total non-cash share-based compensation expense, net of tax	$1,256	$3,690

Based on share-based awards issued and outstanding as of March 31, 2007, our estimated future non-cash share-based compensation expense is approximately $19.1 million. This expense will be recognized over the remaining requisite service period applicable to grantees, which as of March 31, 2007, on a weighted-average basis, is approximately 4.27 years. We expect to satisfy the exercise of stock options and vesting of RSUs by issuing new common shares.

11.	Earnings per share

We calculate basic earnings per share, excluding the dilutive effect of common share equivalents, by dividing net earnings by the weighted average number of common shares outstanding for the applicable period. We calculate diluted earnings per share using the “if-converted” method for outstanding convertible debentures and the “treasury stock” method for outstanding stock options and RSUs and include the effects of all potentially dilutive securities.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	21

The following table summarizes our calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (in thousands except per share amounts):

	For the three months ended March 31,
	2007	2006
Numerator calculation
Net earnings (numerator — basic earnings per share)	$24,732	$16,466
Effect of dilutive securities:
Payment in lieu of dividends on RSUs, net of tax	30	29
Interest on 8.5% subordinated convertible debentures, net of tax	—	475

Net earnings plus assumed conversions (numerator — diluted earnings per share)	$24,762	$16,970

Denominator calculation
Basic weighted average shares outstanding (denominator — basic earnings per share)	39,642	31,756
Effect of dilutive securities:
RSUs	1,139	1,263
Stock options	385	1,090
8.5% subordinated convertible debentures	—	2,390
Talbot earnout shares	—	482

Diluted weighted average shares outstanding (denominator — diluted earnings per share)	41,166	36,981

Earnings per share — basic:	$0.62	$0.52

Earnings per share — diluted:	$0.60	$0.46

12.	Related party transactions

Transactions with fairfax and other related businesses

During the three months ended March 31, 2007 and 2006, we recognized revenue in connection with transactions with the following related parties (in thousands):

	For the three months ended March 31,
	2007	2006
Fairfax related entities:
Northbridge financial corporation	$4,611	$4,941
Fairfax inc.	1,170	144
Crum & foster holdings, inc.	283	173

Total fairfax related revenue	6,064	5,258
Old lyme insurance company, ltd. (“OLIC”)	1,008	1,233

Total related party revenue	$7,072	$6,491

As of March 31, 2007 and December 31, 2006, respectively, we recorded on our consolidated balance sheets accounts receivable from these related parties of $14.8 million and $12.0 million, and accounts payable to these

22	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

related parties of $11.0 million and $13.7 million. Revenue generated from, expenses incurred from, and accounts receivable and payable balances recorded in connection with transactions involving the above related parties were conducted in the normal course of business.

Each of the entities in the table above, with the exception of OLIC, is related through common ownership by Fairfax Holdings Limited (“Fairfax”). As of March 31, 2007, Fairfax owns approximately 26% of our common shares.

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

During the three months ended March 31, 2007 and 2006, we incurred rent expense on operating leases for premises leased from related parties in the amount of $0.9 million and $0.8 million, respectively.

Transactions with employees and directors

As of March 31, 2007 and December 31, 2006, we had accounts receivable from other related parties in the amount of $1.7 million, of which the majority is receivable from employees in connection with our ESPP. See Note 9 “Commitments and Contingencies — Executive Share Purchase Plan Loans” of these notes to our unaudited condensed consolidated financial statements for further discussion of the ESPP. Under the ESPP, we obtained loans from a Canadian chartered bank and in turn lent such amounts to participants to purchase our common shares. Each of the loans is fully collateralized by the applicable common shares purchased by the employee. These loans mature in June 2011 and bear interest at a rate of Canadian prime plus 0.5%. Shares purchased under the ESPP are owned by the participant; however, transfer of the applicable shares is restricted, with shares vesting ratably over the term of the loan.

The amount due from employees under the ESPP as of March 31, 2007 and December 31, 2006, was $1.5 million. The interest rate applicable to outstanding loans as of March 31, 2007, was 6.50%. As collateral, the employees have pledged 121,000 of our common shares as of March 31, 2007 and December 31, 2006, respectively, which have an aggregate market value of $4.4 million and $3.8 million as of March 31, 2007 and December 31, 2006.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	23

13.	Segment reporting

We manage our operations by utilizing an organizational structure comprised of our corporate head office, larger regional or specialty insurance brokerages that we refer to as “hub brokerages” or “hubs,” and smaller brokerages that are managed by our hub brokerages that we refer to as “fold-in brokerages” or “fold-ins.” As of March 31, 2007, we operated 19 hubs, 14 located in the U.S. and five located in Canada, as follows:

Hub	Main Office Location
U.S. OPERATIONS
HUB International Brewer & Lord	Norwell, MA
HUB International Feitelberg	Fall River, MA
HUB International Florida	Coral Gables, FL
HUB International Gulf South	Metairie, LA
HUB International Northeast	New York, NY
HUB International Midwest	Chicago, IL
HUB International New England	Wilmington, MA
HUB International Northwest	Bothell, WA
HUB International of California Insurance Services	Riverside, CA
HUB International Pennsylvania	Norristown, PA
HUB International Southwest	Albuquerque, NM
HUB International Transportation Insurance Services	Salt Lake City, UT
HUB Mountain States	Sheridan, WY
THB Intermediaries	New York, NY

CANADIAN OPERATIONS
Hub Financial & Hub Capital	Woodbridge, Ontario
HUB International Barton	Chilliwack, British Columbia
HUB International Ontario	Brampton, Ontario
HUB International Quebec	Montreal, Quebec
HUB International TOS	Burnaby, British Columbia

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

Our hub structure provides our hub brokerages the flexibility to effectively meet changing market conditions in a timely manner, while benefiting from the economies of scale, leverage, and operating efficiencies provided by a large multi-national brokerage network. We have decentralized our client service functions because we believe that client service related decisions are best made by those individuals that deal with our clients on a day-to-day basis. However, we recognize that our continued growth has created a scenario that demands increased coordination by our hub brokerages. To meet these challenges, we continue to develop strategies that enable our head office to coordinate the functions of our hubs, which in turn, will enhance cross-selling initiatives between each of our hub brokerages, international collaboration between our U.S. and Canadian hub brokerages, marketing efficiencies, expense management, and financial control initiatives. In addition, to improve the operating efficiency and expense management of our business, we are in the process of centralizing those activities that do not directly affect our client relations functions, including, finance and accounting, human resources, information technology, and certain other administrative functions.

The hub brokerage is the lowest level in our organization for which discrete financial information is reviewed by our Chief Operating Decision Maker (“CODM”), which we define as our Executive Management Team (“EMT”). Our

24	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

CODM reviews certain financial and operational information for each of our hubs when deciding how to allocate resources and in assessing performance. We have determined that each of our hub brokerages represents an operating segment. We evaluate the performance of our hub brokerages based primarily on earnings before interest, taxes, depreciation, and amortization (“EBITDA”). EBITDA should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under U.S. GAAP. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisition has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of an acquired brokerage is generally allocated to amortizable definite lived intangible assets and depreciable fixed assets.

For segment reporting purposes we have identified two reportable segments: the U.S. segment and the Canadian segment. The U.S. segment represents an aggregation of our 14 U.S. based hubs and our Canadian segment represents an aggregation of our five Canadian based hubs. Adjustments to reconcile segment results to consolidated results are included under the caption “Head Office,” which also includes certain unallocated corporate activity and eliminations.

We have aggregated the operating results of both our U.S. and Canadian hubs as they (1) exhibit similar long-term economic characteristics, (2) provide similar products and services, (3) distribute products and services through common distribution channels to a common class or type of customer, and (4) operate in a similar regulatory environment. However, when comparing our aggregated U.S. hubs and our aggregated Canadian hubs, there are certain economic and regulatory differences that distinguish our U.S. operations from our Canadian operations.

The accounting policies of each reportable segment are consistent with those described in Note 2 “Summary of Significant Accounting Policies,” of these notes to our unaudited condensed consolidated financial statements. A majority of corporate expenses have been charged to the segments as part of a general allocation, however, certain corporate costs are not specifically allocated to the segments, including, but not limited to, compensation expense related to the Talbot earnout, non-cash share-based compensation, certain administrative costs, interest expense on corporate debt, and certain income tax expenses or benefits. Transactions between segments are consummated on a basis intended to reflect the market value of the underlying services. The elimination of intra-segment revenue relates to intra-company interest charges, management fees and dividends.

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

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	25

Summary financial information by reportable segment is as follows (in thousands):

	Revenue		EBITDA
	For the three months ended March 31,
	2007	2006	2007	2006
U.S.	$130,797	$95,796	$52,085	$33,767
Canada	40,455	37,808	15,955	14,268
Head office	522	507	(9,308)	(4,788)

	$171,774	$134,111	58,732	43,247

Reconciling items:
Amortization expense			(8,504)	(3,275)
Depreciation expense			(2,644)	(2,142)
Interest expense			(2,779)	(3,066)
Unallocated head office expenses			(3,640)	(6,466)

Net earnings before provision for income taxes			$41,165	$28,298

	Amortization Expense		Depreciation Expense
	For the three months ended March 31,
	2007	2006	2007	2006
U.S.	$8,206	$3,223	$1,829	$1,440
Canada	298	52	511	491
Head office	—	—	304	211

	$8,504	$3,275	$2,644	$2,142

			Capital Expenditures
	Assets as of		For the three months ended March 31,
	March 31, 2007	December 31, 2006	2007	2006
U.S.	$1,004,933	$984,343	$2,051	$2,213
Canada	182,137	214,995	347	465
Head office	49,351	31,051	287	389

	$1,236,421	$1,230,389	$2,685	$3,067

Our operating segments primarily derive commission income from the placement of insurance on behalf of their clients. Commission income generated by each of our operating segments varies based on the type of insurance products and services offered and placed with insurance carriers on behalf of their clients. The primary insurance products and services offered collectively by our operating segments include commercial lines, personal lines, wholesale, and employee benefits. Commission income derived from other products and services is not individually significant for the three months ended March 31, 2007 and 2006. In addition to commission income, our operating segments also generate revenue from contingent commission arrangements, volume overrides, and other activities;

26	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

however, we do not distinguish these revenue sources by insurance product and service line. During the three months ended March 31, 2007 and 2006, no individual customer accounted for more than 10% of our consolidated revenue.

The following table summarizes our consolidated commission income by product and service line for the three months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006
Commercial lines	$70,504	$55,032
Personal lines	28,202	23,803
Employee benefits	19,515	15,036
Wholesale	10,912	9,486
Other	4,656	3,320

	133,789	106,677
Less: Sub-broker commission expense	(8,302)	(6,745)

Total commission income	$125,487	$99,932

14.	Reconciliation to Canadian GAAP

As discussed in Note 2 “Summary of Significant Accounting Policies” of these notes to our unaudited condensed consolidated financial statements, as of January 1, 2007, we adopted U.S. GAAP. Except as otherwise indicated, our consolidated financial statements and the notes to our consolidated financial statements are prepared in accordance with U.S. GAAP, which differs in certain respects from Canadian GAAP. The following discussion reconciles our U.S. GAAP financial statements to Canadian GAAP.

For the three months ended March 31, 2007 and 2006, there were no significant differences between U.S. and Canadian GAAP affecting our unaudited condensed consolidated statements of earnings, our calculations of basic and diluted earnings per share, our unaudited condensed consolidated statements of comprehensive income or our unaudited condensed consolidated statements of cash flows.

Balance sheets

The following table presents the major captions of our consolidated balance sheet in accordance with Canadian GAAP as of March 31, 2007 (in thousands):

As of March 31, 2007
Total current assets (1)	$467,866

Total assets (1), (2)	$1,255,825

Total current liabilities (1)	$373,436

Total liabilities (1), (2)	$567,985

Total shareholders’ equity (3)	$687,840

Notes:

(1)

In accordance with U.S. GAAP, we present on our consolidated balance sheets a net amount for (a) current income taxes payable and receivable; (b) current deferred income tax assets and liabilities; and (c) long-term

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	27

deferred income tax assets and liabilities. Canadian GAAP requires that such amounts be presented separately on our consolidated balance sheet.

(2)	As discussed in Note 8 “Debt — Series A and Series B Senior Notes” of these notes to our unaudited condensed consolidated financial statements, on July 15, 2003, we entered into an interest swap agreement related to both our Series A and Series B notes. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates. In accordance with SFAS 133, we record the swap transaction on our consolidated balance sheets at its estimated fair value. Changes in the estimated fair value of the swap agreement are recognized in our consolidated statements of earnings. Changes in the estimated fair value of the underlying debt that is being hedged that are attributable to changes in interest rates are recognized in our consolidated statements of earnings via an adjustment to the carrying value of the underlying debt. Under Canadian GAAP, we account for the swap transaction using the synthetic instruments method. Under this method, we record the net interest expense on the swap and associated debt in our consolidated statements of earnings as if it were a single, synthetic, financial instrument. Also, under this method, we do not recognize the estimated fair value of the interest swap arrangement on our consolidated balance sheets, which we estimate to be approximately $3.8 million and $4.0 million, respectively, as of March 31, 2007 and December 31, 2006.

(3)	The Accounting Standards Board issued Canadian Institute of Chartered Accounts (“CICA”) handbook section 1530 Comprehensive Income (“CICA 1530”). CICA 1530 introduced a new requirement to temporarily exclude certain gains and losses from the calculation of net earnings and, instead, present such amounts as a component of shareholders’ equity under the caption “comprehensive income.” CICA 1530 is meant to remove certain inconsistencies between Canadian and U.S. GAAP and is effective for years beginning on or after January 1, 2007. In accordance with CICA 1530, we would have restated our December 31, 2006, Canadian GAAP consolidated balance sheet to conform to the requirements of CICA 1530. As a result of CICA 1530, there are no significant differences between the U.S. and Canadian GAAP presentation of shareholders’ equity on our consolidated balance sheets.

28	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains, and from time to time management may make, “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “project,” “will continue,” “will likely result,” and similar expressions to indicate forward-looking statements, however, these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements, including, but not limited to:

•	implementing our business strategies;

•	identifying and consummating acquisitions;

•	successfully integrating acquired businesses;

•	attaining greater market share;

•	resolution of regulatory issues and litigation, including those related to compensation arrangements with insurance carriers;

•	the possibility that the receipt of contingent compensation from insurance carriers could be prohibited;

•	developing and implementing effective information technology systems;

•	recruiting and retaining qualified employees;

•	fluctuations in the demand for insurance products;

•	fluctuations in the premiums charged by insurance carriers, with corresponding fluctuations in our premium-based revenue;

•	fluctuations in foreign currency exchange rates;

•	any loss of services of key executive officers;

•	industry consolidation;

•	increased competition in the industry;

•	the actual costs of resolution of contingent liabilities;

•	the passage of new federal, state or provincial legislation subjecting our business to increased regulation in the jurisdictions in which we operate; and

•	those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, and in Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

These uncertainties and other factors also include, but are not limited to, risks associated with our Arrangement Agreement (the “Arrangement Agreement”) to be acquired by Maple Tree Acquisition Corporation, a British Columbia corporation, an entity formed by funds advised by Apax Partners L.P. and Apax Partners Worldwide LLP and Morgan Stanley Principal Investment, Inc. (collectively the “transaction”), including the occurrence of any event, change or other circumstances that could give rise to the termination of the Arrangement Agreement, the inability to complete the transaction due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the transaction, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the transaction, risks that the proposed transaction disrupts current plans and operations, and the potential difficulties in employee retention as a result of the transaction.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	29

Except as expressly required by federal securities laws, we undertake no obligation to update or publicly announce the revision of any of the forward-looking statements contained herein to reflect new information, future events, developments, or changed circumstances or for any other reason.

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition and position, critical accounting estimates, and significant trends and developments. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As of January 1, 2007, we have adopted accounting principles generally accepted in the U.S. (“U.S. GAAP”). Except as otherwise indicated, our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements, and select financial data contained in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. GAAP. Prior to January 1, 2007, we applied accounting principles generally accepted in Canada (“Canadian GAAP”), which differs in certain respects from U.S. GAAP. The differences between Canadian and U.S. GAAP affecting our financial statements are not significant. All prior period financial information is presented in accordance with U.S. GAAP. See Note 14 “Reconciliation to Canadian GAAP” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a reconciliation of our U.S. GAAP unaudited condensed consolidated financial statements to Canadian GAAP.

This MD&A is organized as follows:

30	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Our business

Overview

Hub is a leading insurance broker in North America, providing a broad array of products and services to our clients, including, but not limited to, property and casualty, life and health, employee benefits, and risk management. We focus on both commercial and personal client accounts in the U.S. and Canada using a variety of retail and wholesale distribution channels. Since our founding in 1998 through the merger of 11 Canadian insurance brokerages, we have acquired approximately 140 insurance brokerages, establishing a strong presence in the northeastern, midwestern, and western U.S. and in the Canadian provinces of Ontario, Quebec, and British Columbia. Our common shares are listed under the symbol “HBG” on both the New York Stock Exchange and the Toronto Stock Exchange.

We manage our operations by utilizing an organizational structure comprised of our corporate head office, larger regional or specialty insurance brokerages that we refer to as “hub brokerages” or “hubs” and smaller brokerages that are managed by our hub brokerages that we refer to as “fold-in brokerages” or “fold-ins.” As of March 31, 2007, we operated 19 hubs, 14 located in the U.S. and five located in Canada. We have structured our hub brokerages so as to take advantage of a specific regional or specialty market. Each of our hubs has its own management team that is responsible for, in addition to the day-to-day operations of the hub brokerage, maintaining and developing organic growth and identifying and integrating fold-in brokerage acquisition candidates. Our hubs generally generate $10 million or greater in annual revenue, however, certain of our hubs that focus on a specific specialty product line or market may generate less than $10 million in annual revenue.

Our hub structure provides our hub brokerages with the flexibility to effectively meet changing market conditions in a timely manner, while benefiting from the economies of scale, leverage, and operating efficiencies provided by a large multi-national insurance brokerage network. We have decentralized our client service functions because we believe that client service related decisions are best made by those individuals that deal with our clients on a day-to-day basis. However, we recognize that our continued growth has created a scenario that demands increased coordination of our hub brokerages. To meet these challenges, we continue to develop strategies that enable our head office to coordinate the functions of our hubs, which in turn, will enhance cross-selling initiatives between each of our hub brokerages, international collaboration between our U.S. and Canadian hub brokerages, marketing efficiencies, expense management, and financial control initiatives. In addition, to improve the operating efficiency and expense management of our business, we are in the process of centralizing those activities that do not directly affect our client relations functions, including, finance and accounting, human resources, information technology, and certain other administrative functions.

We evaluate our business based on our operating segments, which we define as our individual hub brokerages. We evaluate the performance of our hub brokerages based primarily on earnings before interest, taxes, depreciation, and amortization (“EBITDA”). For segment reporting purposes we have identified two reportable segments: the U.S. segment and the Canadian segment. The U.S. segment represents an aggregation of our U.S. based hubs and our Canadian segment represents an aggregation of our Canadian based hubs. See Note 13, “Segment Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of the financial results of our reporting segments.

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

First Quarter 2007 Overview.    During the first quarter of 2007, total revenue increased by approximately 28%, including organic revenue growth of 7.2%, or 7.6% excluding changes in foreign currency exchange rates. A

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	31

significant portion of our revenue increase was attributable to business acquisitions completed during 2007 and 2006. During the first quarter of 2007, we completed three brokerage acquisitions, including one hub brokerage, Hub Gulf South. As during 2006, we generated positive organic revenue growth rates during the first quarter 2007 despite the continued overall insurance premium rate “softness” in most of the markets where our hub brokerages are concentrated. We believe our organic revenue growth results are primarily attributable to our continued sales focus, which was designed to generate new client business as well as improve retention of existing client accounts.

As previously disclosed and as discussed below, our 2007 acquisition plan includes the expansion of our geographic footprint in the U.S., specifically into the southeastern, southwestern, and gulf coast regions. On March 1, 2007, we acquired Hibernia Insurance Agency, L.L.C. (“Hibernia”). Hibernia is based in Louisiana and serves clients throughout the southeastern U.S. In addition, on March 31, 2007, we announced that we have agreed to acquire substantially all of the assets of BNC Insurance Services, Inc., (“BNC Insurance”), which is one of the largest Arizona-based insurance brokers, with additional offices in North Dakota and Colorado.

2007 Outlook.    We expect to continue to focus on our growth initiatives during the remainder of 2007, including both organic growth and growth through strategic acquisitions of hub and fold-in brokerages. Going into the remainder of 2007 our acquisition pipeline is full. In addition, we will continue to focus on our sales initiatives to drive increases in organic growth by attracting new clients and improving retention of existing clients. We believe that the most significant challenge to our 2007 organic growth initiatives is the expectation of continued premium rate softness in most of the markets where our hub brokerages are concentrated.

Current business and industry opportunities, challenges, and risks

In addition to the risk factors discussed in Part II, Item 1A. of this Quarterly Report on Form 10-Q, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

Arrangement Agreement with Maple Tree Acquisition Corporation.    As previously disclosed, on February 25, 2007, we entered into the Arrangement Agreement to be acquired by Maple Tree Acquisition Corporation (“Maple Tree”) an entity formed by funds advised by Apax Partners L.P. and Apax Partners Worldwide LLP and Morgan Stanley Principal Investments, Inc. See Note 3 “Arrangement Agreement with Maple Tree Acquisition Corporation” to the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the transaction.

Organic Growth Initiatives.    We define organic revenue growth as the net increase in revenue as the result of (1) new client accounts, (2) retention and expansion of existing client accounts, and (3) the impact of changes in insurance premium rates. Organic revenue growth excludes (1) the change in revenue attributable to business acquisitions during the preceding 12-month period, and (2) all revenue attributable to business dispositions. Organic revenue growth is a non-GAAP measure and should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under U.S. GAAP. We believe that organic revenue growth is a meaningful indicator of the overall effectiveness of our sales initiatives, the long-term sustainability of our profits, and the demand for our products and services. We believe that providing organic revenue growth results is particularly meaningful to investors due principally to the role acquisitions have played in our revenue growth. Our ability to generate organic revenue growth is impacted not only by increases or decreases of insurance premium rates, but also by a complex combination of general economic trends, access to coverage from insurance carriers, and our marketing and sales performance.

During the three months ended March 31, 2007 and 2006, we generated organic commission income growth of approximately 5.3% and 3.0%, respectively, or 5.7% and 1.1%, respectively, excluding the effect of changes in foreign currency exchange rates. Increases in organic commission income growth during 2007 relative to 2006 are primarily attributable to our continued focus on sales and marketing efforts designed to generate new client business as well as improve the retention of existing client accounts. Gains in organic commission income growth were realized

32	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

despite the continued insurance premium rate softness in most of the markets where our hub brokerages are concentrated.

Growth Through Acquisitions.    During the first quarter of 2007, we completed the acquisition of Hibernia, headquartered in Louisiana, which became our hub brokerage in the gulf coast region of the U.S. and during the third quarter of 2006 we completed the acquisition of Fortun, headquartered in Coral Gables, Florida, which became our first hub brokerage in the southeastern U.S. During the remainder of 2007, we expect to pursue additional brokerage acquisition targets throughout the southeastern, southwestern, and gulf coast regions of the U.S. to expand our geographical footprint into these strategically important markets. We believe that our acquisitions of Hibernia and Fortun provide us with strategic platforms to grow our presence in the southeastern and gulf coast regions of the U.S.

During the first quarter of 2007, we acquired Coburn Insurance Agency, Inc. (“Coburn”), a fold-in acquisition into our Hub Transportation Insurance Services operations, which were established during the fourth quarter of 2006 as a result of our acquisition of R.D.K. Management, Inc. (doing business as Kaufman & Kaufman Insurance, “Kaufman”). Both Kaufman, in the western U.S., and Coburn, in the eastern U.S., specialize in the transportation insurance market and represent platforms for our continued expansion into this market.

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

During the two years after the events of September 11, 2001, premium rates remained strong for most types of coverage in many markets throughout the U.S. and Canada. During the latter part of 2003 and during 2004, premium rates in both the U.S. and Canada, for many types of insurance coverage, declined. During 2005, premium rates in both the U.S. and Canadian markets continued to decline an average of three to five percent. During 2006 and during the first quarter of 2007, premium rates in both the U.S. and Canadian markets continued to decline further.

Since the catastrophic hurricanes in the gulf coast region during 2006, insurance premium rates have generally increased in the gulf coast and southeastern U.S. markets, where we currently have a comparatively small but growing presence. Conversely, we continue to see soft markets or, in certain instances, significant rate reductions in non-catastrophe exposed regions of the U.S. and Canada, such as the midwestern U.S. and Ontario, where we have a relatively more significant concentration of our business as compared to our peers.

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

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	33

Contingent Commissions Arrangements.    During the latter part of 2006, two insurance carriers with which we have contingent commission arrangements announced that they will be suspending the practice of paying contingent commissions for certain lines of coverage effective January 1, 2007. These insurance carriers have developed new compensation models for insurance brokerages that are designed to replace current contingent commission arrangements, which we refer to as “guaranteed supplemental commissions.” Other insurance carriers may also decide to terminate contingent commission arrangements during the remainder of 2007 or thereafter. However, while we do not anticipate that any such changes in contingent commissions arrangements will have a significant impact on our operations, if insurance carriers were to eliminate contingent commission arrangements without offering comparative alternative compensation arrangements, our results of operations, cash flows and financial position could be materially adversely affected.

Consistent with our current revenue recognition policy, we recognize contingent commissions during the period that amounts are reasonably estimable, which generally occurs upon receipt of payment. Historically, we have received payment for contingent commission arrangements in arrears; thus, revenue earned for contingent commission arrangements during 2006 would be recorded during 2007 when paid. Under our new arrangements, guaranteed supplemental commission revenue earned will generally be known in the period earned; thus, revenue earned for these arrangements during 2007 will be recorded during 2007. As a result of these new arrangements, we will record contingent commission and guaranteed supplemental commission revenue earned for both the years ended December 31, 2006 and 2007, during 2007. We recognized approximately $1.4 million of guaranteed supplemental commission revenue during the first quarter of 2007. This amount was excluded from our calculation of organic revenue growth for the first quarter of 2007. These new guaranteed supplemental commission arrangements are presently only applicable to our U.S.-based brokerages.

Acquisitions

During the first quarter of 2007, we completed the following significant brokerage acquisitions:

Coburn.    On February 1, 2007, we acquired 100% of the issued and outstanding shares of Coburn. Coburn is based in Vermont and has satellite offices in Florida and South Carolina. Coburn specializes in transportation insurance and will be a fold-in into our Hub International Transportation Insurance Services hub brokerage, which, prior to this acquisition, was primarily concentrated in the western U.S. We anticipate that the acquisition of Coburn will add approximately $9 million of annualized revenue to our total consolidated revenue.

Hibernia.    On March 1, 2007, we acquired substantially all of the assets of Hibernia from Capital One Financial Corp. Hibernia is based in Metairie, Louisiana with offices in Lafayette and Baton Rouge, Louisiana. It serves clients throughout the southeastern U.S. including, the states of Louisiana, Alabama, Mississippi, Arkansas, and Texas. We refer to Hibernia as our new hub brokerage, Hub Gulf South. We anticipate that the acquisition of Hibernia will add approximately $18 million of annualized revenue to our total consolidated revenue.

In addition, on March 15, 2007, we announced that we have agreed to acquire substantially all of the assets of BNC Insurance from BNC National Bank, a subsidiary of BNCCORP, Inc. BNC Insurance is one of the largest Arizona-based insurance brokers, with additional offices in North Dakota and Colorado, and generates annual revenues of approximately $19 million. Our acquisition of BNC Insurance is subject to BNCCORP shareholder approval, as well as customary closing conditions. We expect to complete the acquisition of BNC Insurance during the second quarter of 2007.

Litigation matters

See Note 9 “Commitments and Contingencies — Litigation and Investigations” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of legal and regulatory matters as of March 31, 2007.

34	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Effect of recent accounting pronouncements

See Note 2 “Summary of Significant Accounting Policies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the effect of recent accounting pronouncements.

Results of operations

Three months ended March 31, 2007, compared to three months Ended March 31, 2006

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 (in thousands, except per share amounts).

	For the three months ended March 31,				Change
	2007	% of Total Revenue	2006	% of Total Revenue	$	%
Revenue:
Commission income	$125,487	73%	$99,932	75%	$25,555	26%
Contingent commission and volume override	41,158	24%	31,168	23%	9,990	32%
Other	5,129	3%	3,011	2%	2,118	70%

Total revenue	171,774	100%	134,111	100%	37,663	28%

Expenses:
Compensation:
Employee cash compensation	85,432	50%	68,416	51%	17,016	25%
Talbot earnout compensation	1,982	1%	4,664	3%	(2,682)	(58)%
Other non-cash share-based compensation	1,567	1%	1,635	1%	(68)	(4)%

Total compensation	88,981	52%	74,715	56%	14,266	19%
Selling, occupancy, and administration	27,610	16%	22,448	17%	5,162	23%
Intangible asset amortization	8,504	5%	3,275	2%	5,229	160%
Interest expense	2,779	2%	3,066	2%	(287)	(9)%
Depreciation	2,644	2%	2,142	2%	502	23%
Loss on disposal of subsidiaries, property and equipment, and other assets	91	—%	167	—%	(76)	(46)%

Total operating expenses	130,609	76%	105,813	79%	24,796	23%

Net earnings before provision for income taxes	41,165	24%	28,298	21%	12,867	45%
Provision for income taxes:	16,433	10%	11,832	9%	4,601	39%

Effective tax rate	40%		42%
Net earnings	$24,732	14%	$16,466	12%	$8,266	50%

Diluted net earnings per share	$0.60		$0.46		$0.14	30%

Diluted weighted average shares outstanding	41,166		36,981		4,185	11%

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	35

Revenue

Revenue for Hub consolidated and each of our reportable segments for the three months ended March 31, 2007 and 2006, and organic revenue growth statistics for the three months ended March 31, 2007, were as follows (dollars in thousands).

	For the three months ended March 31,		% Change	Adjustment for (Acquisitions) and Dispositions	Organic Growth (1)
	2007	2006			Dollars	%	% Excluding Foreign Currency Changes
Hub Consolidated Revenue
Commission income	$125,487	$99,932	26%	$(20,223)	$5,202	5.3%	5.7%
Contingent commission and volume override	41,158	31,168	32%	(6,395)	3,595	11.5%	11.9%
Other	5,129	3,011	70%	(1,308)	814	27.1%	27.5%

Total revenue	$171,774	$134,111	28%	$(27,926)	$9,611	7.2%	7.6%

U.S. Revenue
Commission income	$95,049	$71,241	33%	$(19,577)	$4,100	5.8%	N/A
Contingent commission and volume override	31,720	22,366	42%	(5,926)	3,429	15.3%	N/A
Other	4,028	2,189	84%	(1,308)	535	24.5%	N/A

Total revenue	$130,797	$95,796	37%	$(26,811)	$8,064	8.5%	N/A

Total segment revenue as a percentage of Hub consolidated	76%	71%
Canada Revenue
Commission income	$30,438	$28,691	6%	$(646)	$1,102	3.9%	5.3%
Contingent commission and volume override	9,438	8,628	9%	(469)	342	4.0%	5.2%
Other	579	489	18%	—	89	18.3%	20.0%

Total revenue	$40,455	$37,808	7%	$(1,115)	$1,533	4.1%	5.5%

Total segment revenue as a percentage of Hub consolidated	24%	28%
Head Office
Total revenue	$522	$507

Notes:

(1)	Organic growth calculations for the first quarter of 2007 exclude guaranteed supplemental commission revenue recorded during the first quarter of 2007 that would historically not have been recorded until 2008. See “Our Business — Current Business and Industry Opportunities, Challenges, and Risks — Contingent Commission Arrangements,” included herein, for further detail on guaranteed supplemental commission arrangements. Total guaranteed supplemental commission revenue recorded during the first quarter of 2007 was approximately $1.4 million and was included as a component of “contingent commission and volume override” in our consolidated statement of earnings. Had we included guaranteed supplemental commission revenue in our organic revenue growth calculation, our total consolidated organic revenue growth for the first quarter of 2007 would have been 8.3%, or 8.7% excluding the effects of the weakening of the Canadian dollar as compared to the U.S. dollar, and our total U.S. segment organic revenue growth for the first quarter of 2007 would have been 10.0%.

36	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Total revenue increased $37.7 million, or 28%, to $171.8 million during the first quarter of 2007. The increase was primarily attributable to the acquisition of U.S.-based insurance brokerages completed during 2007 and 2006 and organic revenue growth of 7.2% from our existing insurance brokerages, or 7.6% excluding the effects of the weakening of the Canadian dollar as compared to the U.S. dollar.

During the first quarter of 2007, we acquired three U.S.-based insurance brokerages, including one hub brokerages as discussed under the caption “Acquisitions” included herein.

Contingent commission and volume override revenue increased $10.0 million, or 32%, to $41.2 million during the first quarter of 2007. The increase was primarily attributable to organic contingent commission and volume override revenue growth of 11.5%, or 11.9% excluding the effects of the weakening of the Canadian dollar as compared to the U.S. dollar, and guaranteed supplemental commission revenue recorded during the first quarter of 2007.

Other income increased $2.1 million, or 70%, to $5.1 million during the first quarter of 2007. The increase was attributable to acquisitions of U.S. based insurance brokerages during 2007 and 2006 and an increase in interest income due to an increase in investment yields earned during 2007 as compared to investment yields earned during 2006.

U.S. Operations.    Total revenue generated by our U.S. operations increased $35.0 million, or 37%, to $130.8 million during the first quarter of 2007. Revenue generated by our U.S. operations as a percentage of total consolidated revenue increased by 500 basis points to 76% during the first quarter of 2007. The increases were primarily attributable to the acquisition of U.S.-based insurance brokerages completed during 2007 and 2006 and organic commission income growth of 5.8%. Acquisitions, net of business disposition, contributed $19.6 million of our increase in U.S. commission income during the first quarter of 2007. Organic commission income growth of 5.8% during the first quarter of 2007 increased as compared to organic commission income growth of 0.1% during the first quarter of 2006. Increases in commission income during the first quarter of 2007 were negatively impacted by continued declines in insurance premium rates experienced in most of the U.S. markets that we serve.

Contingent commission and volume override revenue increased 42% during the first quarter of 2007. The increase in contingent commission and volume override revenue was primarily attributable to acquisitions completed during 2007 and 2006 and organic contingent commission and volume override revenue growth of 15.3%, excluding guaranteed supplemental commission revenue earned and recorded during the first quarter of 2007.

Canadian Operations.    Total revenue generated by our Canadian operations increased $2.6 million, or 7%, to $40.5 million during the first quarter of 2007. The increase was primarily attributable to a 6% increase in commission income during the first quarter of 2007. The increase in commission income was primarily attributable to organic commission income growth of 3.9%, or 5.3% excluding the effects of the weakening of the Canadian dollar as compared to the U.S. dollar during the first quarter of 2007. Organic commission income growth for our Canadian operations was primarily due to improvements in new business generation and client retention during the first quarter of 2007. Increases in commission income during the first quarter of 2007 were negatively impacted by continued declines in insurance premium rates experienced in most of the Canadian markets that we serve.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	37

Compensation expense

Total compensation expense and each of the significant components of compensation expense for the three months ended March 31, 2007 and 2006, were as follows (dollars in thousands).

	For the three months ended March 31,				Change
	2007	% of Total Revenue	2006	% of Total Revenue	$	%
Employee cash compensation	$85,432	50%	$68,416	51%	$17,016	25%

Compensation for talbot earnout
Cash compensation	1,982	1%	1,938	1%	44	2%
Non-cash share-based compensation	—	—%	2,726	2%	(2,726)	(100)%

Total compensation for talbot earnout	1,982	1%	4,664	3%	(2,682)	(58)%

Other non-cash share-based compensation	1,567	1%	1,635	1%	(68)	(4)%

	$88,981	52%	$74,715	56%	$14,266	19%

Total compensation expense increased $14.3 million, or 19%, to $89.0 million during the first quarter of 2007. The increase was primarily attributable to a 25% increase in employee cash compensation during the first quarter of 2007. Total compensation expense as a percentage of revenue decreased to 52% during the first quarter of 2007. The decrease was primarily attributable to (1) a decrease in employee cash compensation expense as a percentage of total revenue during the first quarter of 2007 and (2) the overall decrease in compensation recognized in connection with the Talbot earnout during the first quarter of 2007.

Employee cash compensation increased $17.0 million, or 25%, to $85.4 million during the first quarter of 2007. The increase was primarily attributable to employee cash compensation related to brokerages acquired during 2007 and 2006. Employee cash compensation expense as a percentage of total revenue, which we refer to as our “compensation ratio,” declined 100 basis points to 50% during the first quarter of 2007, primarily attributable to the continued leveraging of our personnel costs during periods of increasing revenue. Compensation ratio is a non-GAAP measure and should not be considered an alternative to, nor is there any implication that it is more meaningful than, any measure of performance or liquidity promulgated under U.S. GAAP. We believe that compensation ratio is a meaningful indicator as employee cash-based compensation represents our most significant expense in our calculation of EBITDA, which is the measure that we use to evaluate our segments’ operating performance.

Total compensation expense recognized in connection with the Talbot earnout decreased $2.7 million, or 58%, to $2.0 million during the first quarter of 2007. The decrease is primarily attributable to the greater pro-rata recognition of compensation expense during 2006 as compared to the pro-rata compensation expense recognized during 2007. Expense recorded in connection with the Talbot earnout was more greatly weighted during the earlier portion of the earnout period. See Note 9 “Commitments and Contingencies — Contingent Consideration in Connection with Business Acquisitions — Talbot Earnout” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of the Talbot earnout arrangement.

Selling, occupancy, and administration expense

Selling, occupancy, and administration expense increased $5.2 million, or 23%, to $27.6 million during the first quarter of 2007. The increase was primarily attributable to selling, occupancy, and administration expenses related to brokerages acquired during 2007 and 2006. In addition, we recognized approximately $2.6 million of expenses

38	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

related to the Maple Tree transaction during the first quarter of 2007. Selling, occupancy, and administration expense as a percentage of revenue during the first quarter of 2007 decreased 100 basis points to 16% during the first quarter of 2007, including the negative effect of the Maple Tree transaction costs incurred during the first quarter of 2007.

Intangible asset amortization expense

Intangible asset amortization expense increased $5.2 million, or 160%, to $8.5 million during the first quarter of 2007. The increase was attributable to approximately $2.8 million of amortization expense incurred during the first quarter of 2007 for intangible assets recorded in connection with acquisitions completed during 2007 and 2006. In addition, on January 1, 2007, we refined our amortization method for all existing customer relationship assets to better align the amortization with the accelerated pattern of consumption of the expected benefits derived from client relationships existing as of the date of the acquisition. Prior to January 1, 2007, we amortized customer relationship intangible assets on a straight-line basis, with the exception of customer relationship intangible assets acquired in connection with hub brokerage acquisitions during the fourth quarter of 2005 and during 2006, which were amortized using an accelerated amortization methodology. We utilized an accelerated amortization methodology for all customer relationship assets acquired during the first quarter of 2007. This change in estimate resulted in approximately $2.7 million of additional amortization expense recognized during the first quarter of 2007.

Provision for income taxes

Provision for income taxes increased $4.6 million, or 39% to $16.4 million during the first quarter of 2007. Our effective tax rate decreased from 42% during the first quarter of 2006 to 40% during the first quarter of 2007. Excluding the effect of the Talbot earnout compensation expense, which is not deductible for tax purposes, our effective tax rate would have been 38% and 36%, respectively, for the three months ended March 31, 2007 and 2006. The increase in our effective income tax rate, excluding the effect of the Talbot earnout compensation expense, is attributable to an increase in the proportion of our total pretax income derived from our U.S.-based operations relative to that derived from our Canadian-based operations. Our U.S.-based operations have a greater effective tax rate than our Canadian-based operations.

Net earnings and diluted net earnings per share

Net earnings increased $8.3 million, or 50%, to $24.7 million during the first quarter of 2007, due to the effect of the factors discussed above.

Diluted net earnings per share increased from $0.46 per diluted share during the first quarter of 2006, to $0.60 per diluted share during the first quarter of 2007, due to the effect of the factors discussed above, offset, in part, by an increase in our diluted weighted average shares outstanding. The increase in diluted weighted average shares outstanding during the first quarter of 2007 was primarily attributable to shares issued in connection with a U.S. public offering of our common shares during the second quarter of 2006, and shares issued upon the conversion, during the second quarter of 2006, of outstanding debt instruments held by a related party.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	39

Our net earnings and diluted net earnings per share are affected by a number of factors, including, but not limited to, acquisitions and changes in organic revenue growth rates. In addition to these factors, we recognized the following items during the three months ended March 31, 2007 and 2006, which affected the comparability of net earnings and diluted earnings per share on a year-over-year basis (in thousands, except per share amounts):

	For the three months ended March 31,
	2007		2006
	Effect on Net Earnings	Effect on Net Diluted Earnings Per Share	Effect on Net Earnings	Effect on Net Diluted Earnings Per Share
Compensation expense for Talbot earnout	$(1,982)	$(0.05)	$(4,664)	$(0.13)
Foreign exchange (losses) gains, net of tax	$(143)	$—	$389	$0.01
Guaranteed supplemental commission income, net of tax	$829	$0.02	$—	$—

We have included the effects of these items on net earnings and diluted earnings per share so as to highlight the impact on the comparability of net earnings and diluted earnings per share on a year-over-year basis as a result of fluctuations in these amounts. In addition, because we derive a significant portion of our revenue from our Canadian operations and we report our financial results in U.S. dollars, fluctuations in foreign exchange rates will continue to impact our financial results going forward. See our discussion of “Market Risk” herein for an analysis of the potential impact of foreign exchange fluctuations on our operating results.

Liquidity, financial position, and capital resources

As of March 31, 2007, cash and cash equivalents totaled $102.5 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities primarily through cash generated from operations.

We finance acquisitions primarily through funding from a combination of cash generated from operations, equity issuances, and borrowings from our credit facilities or other debt financing options. As of March 31, 2007, we have $63.4 million of credit availability under our existing lines of credit. In addition, we may use equity issuances as partial consideration for certain acquisitions. Historically, cash used for capital expenditures, which include primarily expenditures for furniture, computer systems, and office equipment, have not been significant in relation to our overall cash requirements. Thus, we are able to devote a significant portion of our capital resources, including external borrowings, internally generated cash flows, and proceeds from equity issuances toward cash requirements for acquisitions.

We cannot reasonably determine the number of potential acquisitions we may be able to fund by utilizing all of our cash available for acquisitions as of March 31, 2007, or the impact on our liquidity from these potential acquisitions, as the purchase price of each potential acquisition is dependant on numerous factors, some of which may not be in our control. Generally, the historical purchase prices we have paid for acquisitions have been based on a multiple in the range of five to seven times the acquisition target’s EBITDA.

As an insurance broker, we collect premiums paid by clients and hold such cash, net of our earned commissions and other deductions, in trust until we remit the cash to the applicable insurance carriers that provide coverage to our clients. Our use of trust cash is restricted by contractual obligations and by law in certain of the states and provinces in which we operate. As permitted by law, we generally invest trust cash in interest bearing accounts and earn investment interest income on trust cash balances during the time between our receipt of the cash from our clients and the time the cash is remitted to the insurance carrier. Cash held in trust is shown separately on our consolidated balance sheets under the caption “Trust Cash.” We report changes in trust cash balances as a change in our operating assets and liabilities in our determination of cash provided by operating activities in our consolidated statements of cash flows.

40	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by our operations, existing cash balances, and, if necessary, borrowings under our existing credit facilities. We are not able to reasonably assess the effect of loss contingencies on future cash requirements and liquidity, see Note 9 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of commitments and contingencies as of March 31, 2007.

As of March 31, 2007 and December 31, 2006, we had “net debt,” which we define as total long-term debt less non-trust cash and cash equivalents, of $59.7 million and $41.4 million, respectively. Our “debt to capitalization ratio,” calculated as total long-term debt as a percentage of total long-term debt plus total shareholders’ equity, increased from 18% as of December 31, 2006, to 19% as of March 31, 2007. If we had fully utilized available credit on our outstanding credit facilities as of March 31, 2007, our debt to capitalization ratio would have been 25%. Our management believes that a reasonable and conservative range of debt to capitalization ratios for our business model is between 35% and 38%. Under our current debt covenants we must maintain a debt to capitalization ratio less than 45%.

Sources and uses of cash

Selected consolidated cash flow information for the three months ended March 31, 2007 with comparative three month ended March 31, 2006 information, was as follows:

	For three months ended March 31,		Change
	2007	2006	$	%
Cash flows from operating activities:
Net cash provided by operating activities	$28,788	$34,105	$(5,317)	(16)%

Cash flows from investing activities:
Business acquisitions, net of cash received	$(45,248)	$(8,448)	$(36,800)	436%
Purchases of property and equipment	$(1,902)	$(2,904)	$1,002	(35)%
Net cash used in investing activities:	$(45,379)	$(9,902)	$(35,477)	358%

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	$22,000	$—	$22,000	N/A
Dividends paid	$(2,789)	$(2,199)	$(590)	27%
Net cash provided by financing activities	$19,430	$72,211	$(52,781)	(73)%

Operating cash flows

Our primary sources of cash flows from operating activities are net earnings and commissions collected from insurance carriers with which we have placed insurance coverage on behalf of our clients. We generally receive two types of compensation from insurance carriers: core commissions and contingent commissions and volume overrides. In addition to commissions, we also generate cash flows from operations from investment income earned on cash, cash equivalents, and trust cash balances.

Our primary uses of cash to support our operating activities include, among other things, cash paid to insurance carriers for insurance premiums, cash paid to employees for services, and cash paid to satisfy other accounts payable and accrued liabilities.

Talbot Earnout.    Subsequent to March 31, 2007, on April 2, 2007, we paid $21.8 million in cash for the final installment of the Talbot earnout. We did not make any cash payments in regard to the Talbot earnout during the

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	41

three months ended March 31, 2007 or 2006. During the three months ended March 31, 2007 and 2006, respectively, we recorded total compensation expense in connection with the Talbot earnout of $2.0 million and $4.7 million, of which zero and $2.7 million were recorded in connection with the non-cash share-based portion of the Talbot earnout payment. As of April 2, 2007, the Talbot earnout is complete.

Other Contingent Consideration Arrangements.    In connection with various other business acquisitions completed through March 31, 2007, we may be obligated to pay contingent consideration up to a maximum of approximately $42.5 million in cash and $11.8 million in our common shares based upon management’s best estimate as of March 31, 2007, of acquired insurance brokerages achieving certain financial and operational targets. These contingent payments are payable on various dates through February 2012 according to the terms and conditions of each purchase agreement. As of March 31, 2007, we recorded, as a component of accounts payable and accrued liabilities, earned but unpaid contingent consideration of $6.1 million payable in cash and $0.5 million payable in our common shares.

Investing cash flows

Business Acquisitions, net of cash received.    During three months ended March 31, 2007 and 2006, respectively, we used cash of $45.2 million and $8.4 million in connection with our acquisitions of insurance brokerages. Refer to our discussion under the caption “Our Business — Acquisitions,” included herein, for significant acquisitions during the first quarter of 2007.

Purchases of Property and Equipment.    During the three months ended March 31, 2007 and 2006, respectively, we used cash of $1.9 million and $2.9 million in connection with purchases of property and equipment. Purchases of property and equipment during the first quarter of 2007 and 2006 represented approximately 1% and 2%, respectively, of first quarter 2007 and 2006 total revenue.

Financing cash flows

Dividends Paid.    During the three months ended March 31, 2007 and 2006, we paid cash dividends to our common shareholders of $2.8 million and $2.2 million, respectively. We have no formal dividend policy; the declaration and payment of quarterly dividends on our common shares are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay quarterly dividends depends on a number of factors, including, but not limited to, our quarterly results of operations, financial position, capital requirements, general business conditions, contractual restrictions, and other factors that our Board of Directors may consider relevant.

For the first quarter of 2007 we paid a cash dividend of $0.07 per common share, payable on March 31, 2007, to shareholders of record as of March 15, 2007.

Credit Facilities.    As of March 31, 2007, as a result of amounts drawn on our U.S. Credit Facility during the first quarter of 2007, we had revolving loans of $22.0 million outstanding under our $75.0 million U.S. Credit Facility. Credit availability under our U.S. Credit Facility as of March 31, 2007, was $53.0 million.

As of March 31, 2007, we had no borrowings outstanding under our C$12.0 million ($10.4 million U.S. dollars) Canadian Credit Facility.

Other Debt.    As of March 31, 2007, we had outstanding $6.6 million of other notes payable and long-term debt primarily incurred by acquired insurance brokerages prior to our acquisition. We intend to repay these obligations as they become due using cash generated from operating activities, existing cash balances, or borrowings from our credit facilities.

42	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Contractual obligations

As of March 31, 2007, minimum future cash payments due under contractual obligations were as follows (in thousands):

	2007	2008	2009	2010	2011	2012 and Thereafter	Total
Series A senior notes	$—	$—	$—	$—	$7,500	$—	$7,500
Series B senior notes	—	4,584	4,583	4,583	19,250	22,000	55,000
Senior notes	—	—	—	—	12,500	62,500	75,000
U.S. credit facility	—	—	—	22,000	—	—	22,000
Various other notes payable and debt	2,792	2,774	1,012	—	—	—	6,578
Interest on long-term debt	10,944	10,749	10,390	8,668	6,140	10,196	57,087
Operating lease obligations	21,628	19,613	17,117	12,747	7,465	20,412	98,982

Total contractual cash obligations	$35,364	$37,720	$33,102	$47,998	$52,855	$115,108	$322,147

See Note 8 “Debt” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the significant terms, conditions, and, if applicable, financial covenants related to our Series A and B senior notes, our senior notes, our credit facilities, and various other notes payable and long-term debt.

Interest on Long-term Debt.    Represents cash payments for interest due on long-term debt obligations based on outstanding principle balances and applicable interest rates in effect as of March 31, 2007.

Operating Lease Obligations.    We lease substantially all of our facilities and certain equipment under non-cancellable operating leases expiring at various dates through 2018. Lease terms are generally five years with one or more renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancellable operating leases.

Off-balance sheet arrangements

As of March 31, 2007, we are not a party to any significant off-balance sheet financing or contingent payment arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. As of March 31, 2007, we have no unconsolidated subsidiaries.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	43

Financial position

Changes in financial position — March 31, 2007, compared to December 31, 2006

Selected consolidated balance sheet account changes from March 31, 2007, to December 31, 2006, were as follows:

	As of
	March 31, 2007	December 31, 2006	% Change
ASSETS
Cash	$102,486	$99,213	3%
Trust Cash	$91,855	$112,188	(18)%
Accounts and other receivables, net	$258,352	$283,415	(9)%
Goodwill	$563,179	$528,239	7%
Other intangible assets	$169,785	$152,455	11%

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$357,481	$413,102	(13)%
Income taxes payable	$11,724	$5,869	100%
Long-term debt and capital leases	$159,440	$137,341	16%

OTHER
Working capital (current assets less current liabilities)	$94,430	$87,309	8%
Tangible net worth (total shareholders’ equity less goodwill and other intangible assets)	$(45,124)	$(23,198)	95%
Net debt (total long-term debt less non-trust cash and cash equivalents)	$59,746	$41,424	44%

Accounts and Other Receivables, net.    The decrease in accounts and other receivables, net was primarily attributable to the decrease in client insurance premium receivable balances, which is directly related to the reduction in client insurance premium payable balances, offset, in part, by increases associated with brokerages acquired during 2007.

Goodwill and Other Intangible Assets.    See our discussion included herein under the caption “Goodwill and Other Intangible Assets,” for a detail of the changes in goodwill and other intangible assets from December 31, 2006, to March 31, 2007.

Accounts Payable and Accrued Liabilities.    The decrease in accounts payable and accrued liabilities was primarily attributable to the decrease in client insurance premium payable balances, which is directly related to the decrease in client insurance premium receivable balances, and the payment of 2006 employee bonuses during the first quarter of 2007.

Income Taxes Payable.    The increase in income taxes payable was primarily attributable to the timing of 2007 estimated tax payments in the U.S., which will generally occur during the second quarter.

Long-term Debt and Capital Leases.    The increase in long-term debt and capital leases was primarily attributable to $22.0 million borrowed under our U.S. Credit Facility during the first quarter of 2007.

44	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Goodwill and other intangible assets

As of March 31, 2007 and December 31, 2006, the carrying value of goodwill and the gross carrying value and total accumulated amortization of other intangible assets were as follows (in thousands):

	As of		Change
	March 31, 2007	December 31, 2006	$	%
Goodwill	$563,179	$528,239	$34,940	7%

Other intangible assets
Customer relationships, cost	204,480	180,091	24,389	14%
Non-competition covenants, cost	13,616	12,249	1,367	11%
Accumulated amortization	(48,311)	(39,885)	(8,426)	21%

Total other intangible assets, net	169,785	152,455	17,330	11%

Total goodwill and other intangible assets	$732,964	$680,694	$52,270	8%

The following sections should be read in conjunction with our discussions under the captions “Critical Accounting Estimates — ‘Business Acquisitions’ and ‘Review of Goodwill and Other Long-lived Assets for Impairment,’” included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), which details our accounting for goodwill and other intangible assets.

Goodwill.    The increase in goodwill is primarily attributable to $34.0 million of goodwill recorded in connection with 2007 business acquisitions.

Customer Relationships.    On January 1, 2007, we refined our amortization method for all existing customer relationship assets to better align the amortization with the accelerated pattern of consumption of the expected benefits derived from client relationships existing as of the date of the acquisition. Prior to January 1, 2007, we amortized customer relationship assets on a straight-line basis, with the exception of customer relationship intangible assets acquired in connection with hub brokerages during the fourth quarter of 2005 and during 2006, which were amortized using an accelerated amortization methodology. We utilized an accelerated amortization methodology for all customer relationship assets acquired during the first quarter of 2007 and will utilize an accelerated amortization methodology for any customer relationship assets acquired in future business acquisitions. This change in estimate resulted in approximately $2.7 million of additional amortization expense recognized during the three months ended March 31, 2007.

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

The increase in customer relationships is primarily attributable to $24.8 million of customer relationship intangible assets recorded in connection with 2007 business acquisitions.

Non-competition Covenants.    We amortize non-competition covenant assets on a straight-line basis over the estimated useful life, which generally includes for each applicable employee who is subject to a non-competition covenant (1) his or her effective term of employment plus (2) a contractually determined period, which typically ranges from one year to three years, after his or her employment is terminated. Upon the employee’s termination, we amortize the outstanding net book value of the related non-competition covenant on a straight-line basis over the applicable contractual period. Based on our historical experience, we estimate that the average useful life of our non-competition covenant assets is generally 16 years.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	45

The increase in non-competition covenants is attributable to $1.4 million of non-competition covenant intangible assets recorded in connection with 2007 business acquisitions.

Intangible Asset Amortization.    For the three months ended March 31, 2007 and 2006, we recognized amortization for customer relationships and non-competition covenants as follows (in thousands):

	For the three months ending March 31,
	2007	2006
Customer relationships	$8,229	$2,735
Non-competition covenants	275	540

Total amortization expense	$8,504	$3,275

As of March 31, 2007, estimated future amortization expense for customer relationships and non-competition covenants was as follows (in thousands):

	Estimated Future Amortization Expense
	Customer Relationships	Non-competition Covenants	Total
2007	$26,208	$860	$27,068
2008	27,857	956	28,813
2009	23,453	887	24,340
2010	18,687	835	19,522
2011	15,159	748	15,907
2012 and thereafter	47,583	6,552	54,135

Total	$158,947	$10,838	$169,785

The schedule above of estimated future amortization expense does not include any estimates for other intangible assets that may be recorded as part of future acquisitions.

Related party transactions

See Note 12 “Related Party Transactions” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of our related party transactions.

Market risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our risk, including, from time to time, the use of derivative instruments. We do not use derivative financial instruments for speculative purposes.

Interest rate risk

As a result of our interest rate swap arrangement for our Series A and Series B senior notes, we are exposed to interest rate risk. The interest rate swap agreement effectively converted our fixed rate interest payments into floating rate payments. In addition, outstanding borrowings under our U.S. Credit Facility incur interest at a floating rate. As of March 31, 2007, we had $22.0 million outstanding borrowings under our U.S. Credit Facility. Each 100 basis point increase in the interest rates charged on the balance of our outstanding floating rate debt as of March 31, 2007, would result in a decrease of our net earnings of approximately $0.1 million.

46	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

Exchange rate sensitivity

We are subject to foreign currency exchange exposures from current and anticipated transactions denominated in currencies other than the U.S. dollar and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, given the significance of our Canadian operations, whose functional currency is the Canadian dollar, we are subject to risks associated with fluctuations in the value of the Canadian dollar as compared to the U.S. dollar. A change in value of the Canadian dollar creates the potential for declines in our revenue and net earnings. Unrealized foreign currency translation gains and losses are recorded on our consolidated balance sheets as a component of “accumulated other comprehensive income,” and do not currently impact our net earnings.

The Canadian dollar is subject to volatility, and has experienced significant changes in its value compared to the U.S. dollar from 2002 through the first quarter of 2007. The table below summarizes the approximate effect that a $0.01 increase or decrease in the value of the Canadian dollar as compared to the U.S. dollar would have had on our revenue and net earnings for the three months ended March 31, 2007 and 2006, and on our accumulated other comprehensive income balance as of March 31, 2007 and December 31, 2006 (dollars in thousands).

For the three months ended March 31,
	2007	2006
Revenue	+/- $ 500	+/- $ 400
Net earnings	+/- $ 100	+/- $ 100

As of
	March 31, 2007	December 31, 2006
Accumulated other comprehensive income	+/- $ 1,900	+/- $2,100

The increasing proportionate distribution of our revenue derived from our U.S. operations, whose functional currency is the U.S. dollar, has, in part, offset our risk related to fluctuations in the Canadian dollar. We expect that our U.S. operations will continue to increase as an overall portion of our business, further mitigating our foreign currency exchange sensitivity.

Summary of significant accounting principles

Critical accounting estimates

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Principles – ‘Critical Accounting Estimates’” included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2006 Form 10-K. There have been no significant changes to our discussion of critical accounting estimates included in our Annual Report on Form 10-K during the first quarter of 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations —‘Market Risk,’” which is included in Part I, Item 2 of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	47

Item 4. Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of March 31, 2007, (the “Evaluation Date”) based on the evaluation of these controls and procedures required by Rule 13a-15-6 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to us required to be disclosed in our reports filed or submitted under the Exchange Act.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

48	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note 9 “Commitments and Contingencies — ‘Litigation and Investigations’” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price of our common shares. Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, includes a detailed discussion of those risk factors. There have been no significant changes to our discussion of risk factors included in our Annual Report on Form 10-K during the first quarter of 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common equity issuances

On February 1, 2007, we issued 128,660 of our common shares to former shareholders of Coburn Insurance Agency Inc. (“Coburn”), which we acquired on that date. All of the shares issued in connection with our acquisition of Coburn were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Common equity repurchases

During the three months ended March 31, 2007, we did not repurchase any of our common shares.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QUARTERLY REPORT JUNE 30, 2007	HUB INTERNATIONAL LIMITED	49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/S/ JOHN P. GRAHAM
John P. Graham Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: April 30, 2007

50	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT JUNE 30, 2007