Form 10-Q/A
period 2007-03-31
HUB INTERNATIONAL LTD
filed 2007-05-01
CIK 1133016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending the page footers on pages two through 50 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, which was filed with the Securities and Exchange Commission on May 1, 2007 (the “Original Form 10-Q”). Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of filing of the Original Form 10-Q.

HUB INTERNATIONAL LIMITED

2	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Hub International Limited

Unaudited Condensed Consolidated Balance Sheets

(in thousands of U.S. dollars)

	As of
	March 31, 2007 (U.S. GAAP)	December 31, 2006 (U.S. GAAP)	December 31, 2006 (Canadian GAAP)
ASSETS
Current assets:
Cash and cash equivalents	$102,486	$99,213	$99,213
Trust cash	91,855	112,188	112,188
Accounts and other receivables, net	258,352	283,415	283,415
Deferred income tax assets	6,402	6,548	6,598
Prepaid expenses	7,332	8,212	8,212
Income taxes receivable	—	—	3,009

Total current assets	466,427	509,576	512,635
Goodwill	563,179	528,239	528,239
Other intangible assets, net	169,785	152,455	152,455
Property and equipment, net	30,762	30,682	30,682
Deferred income tax assets	—	—	14,154
Other assets	6,268	9,437	13,434

Total assets	$1,236,421	$1,230,389	$1,251,599

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$357,481	$413,102	$413,102
Income taxes payable	11,724	5,869	8,878
Current maturities of long-term debt and capital leases	2,792	3,296	3,296
Deferred income tax liabilities	—	—	50

Total current liabilities	371,997	422,267	425,326

Long-term debt and capital leases	159,440	137,341	141,338
Deferred income tax liabilities	17,144	13,285	27,439

Total liabilities	548,581	572,893	594,103

Commitments and contingencies

Shareholders’ equity:
Preferred shares, no par value; unlimited shares authorized; none issued or outstanding	—	—	—
Common shares, no par value; unlimited shares authorized; 39,843 and 39,600 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	479,487	473,512	464,175
Additional paid-in capital	25,075	23,789	22,469
Accumulated other comprehensive income	20,959	19,754	29,387
Retained earnings	162,319	140,441	141,465

Total shareholders’ equity	687,840	657,496	657,496

Total liabilities and shareholders’ equity	$1,236,421	$1,230,389	$1,251,599

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	3

Hub International Limited

Unaudited Condensed Consolidated Statements of Earnings

(in thousands of U.S. dollars, except per share amounts)

	For the three months ended March 31,
	2007 (U.S. GAAP)	2006 (U.S. and Canadian GAAP)
Revenue:
Commission income	$125,487	$99,932
Contingent commission and volume override	41,158	31,168
Other	5,129	3,011

Total revenue	171,774	134,111

Expenses:
Compensation *	88,981	74,715
Selling, occupancy, and administration	27,610	22,448
Intangible asset amortization	8,504	3,275
Interest expense	2,779	3,066
Depreciation	2,644	2,142
Loss on disposal of subsidiaries, property and equipment, and other assets	91	167

Total operating expenses	130,609	105,813

Net earnings before provision for income taxes	41,165	28,298
Provision for income taxes:	16,433	11,832

Net earnings	$24,732	$16,466

Earnings per share — basic:	$0.62	$0.52

Earnings per share — diluted:	$0.60	$0.46

Weighted average shares outstanding (in thousands):
Basic	39,642	31,756

Diluted	41,166	36,981

* Compensation includes:
Employee cash compensation	$85,432	$68,416
Talbot earnout compensation	1,982	4,664
Other non-cash share-based compensation	1,567	1,635

	$88,981	$74,715

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

4	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

Hub International Limited

Unaudited Condensed Consolidated Statement of Shareholders’ Equity

(in thousands of U.S. dollars)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Issued Shares (in thousands)	No Par Value
Balance, December 31, 2006 (U.S. GAAP)	39,600	$473,512	$23,789	$19,754	$140,441	$657,496
Net earnings	—	—	—	—	24,732	24,732
Foreign currency translation gain	—	—	—	1,214	—	1,214
Unrealized loss on available-for-sale investments, net of tax	—	—	—	(9)	—	(9)

Share issued for:
Acquisitions, net of issuance costs	129	4,000	—	—	—	4,000
Stock option exercises	99	1,504	—	—	—	1,504
Release of RSUs	15	471	(471)	—	—	—
Share-based compensation	—	—	1,567	—	—	1,567
Tax benefit associated with share-based awards	—	—	198	—	—	198
Dividends paid	—	—	—	—	(2,789)	(2,789)
Other	—	—	(8)	—	(65)	(73)

Balance, March 31, 2007 (U.S. GAAP)	39,843	$479,487	$25,075	$20,959	$162,319	$687,840

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	5

Hub International Limited

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	For the three months ended March 31,
	2007 (U.S. GAAP)	2006 (U.S. and Canadian GAAP)
Cash flows from operating activities:
Net earnings	$24,732	$16,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	11,148	5,417
Loss on disposition of subsidiaries, property and equipment, and other assets	91	167
Total compensation for Talbot earnout	1,982	4,664
Other non-cash share-based compensation	1,567	1,635
Deferred income taxes	(364)	155
Changes in operating assets and liabilities:
Trust cash	22,196	48,655
Accounts and other receivables, net	35,814	53,495
Prepaid expenses	945	742
Other assets	129	135
Accounts payable and accrued liabilities	(75,576)	(105,420)
Income taxes payable	6,124	7,994

Net cash provided by operating activities:	28,788	34,105

Cash flows from investing activities:
Business acquisitions, net of cash received	(45,248)	(8,448)
Business dispositions	341	1,174
Purchases of property and equipment	(1,902)	(2,904)
Premium financing receipts	14,540	—
Premium financing disbursements	(13,286)	—
Other	176	276

Net cash used in investing activities:	(45,379)	(9,902)

Cash flows from financing activities:
Proceeds from (payments of) bank debt	(876)	75,000
Proceeds from the issuance of long-term debt	22,000	—
Payments of long-term debt and capital leases obligations	(607)	(1,374)
Proceeds from the exercise of stock options	1,504	704
Tax benefit associated with share-based awards	198	80
Dividends paid	(2,789)	(2,199)

Net cash provided by financing activities:	19,430	72,211

Effect of foreign currency exchange rate changes on cash and cash equivalents:	434	(32)

Net increase in cash and cash equivalents	3,273	96,382
Cash and cash equivalents, beginning of the period	99,213	70,118

Cash and cash equivalents, end of the period	$102,486	$166,500

Supplemental cash flow information:
Cash paid for:
Income taxes	$10,877	$3,945

Interest expense	$1,467	$794

Non-cash investing activities:
Fair value of common shares issued for Coburn acquisition	$4,000	$—

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

6	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

Hub International Limited

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands of U.S. dollars)

	For the three months ended March 31,
	2007 (U.S. GAAP)	2006 (U.S. and Canadian GAAP)
Net earnings	$24,732	$16,466

Components of comprehensive income:
Foreign currency translation gain/(loss)	1,214	(34)
Unrealized loss on available-for-sale investments, net of tax	(9)	36

Net comprehensive income	$25,937	$16,468

(The accompanying unaudited notes form an integral part of these unaudited condensed consolidated interim financial statements.)

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	7

Hub International Limited

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of operations

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

8	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	9

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

10	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

	Hibernia	Coburn	Other	Total
	(In thousands)
Current assets	$2,174	$4,793	$4,155	$11,122
Intangible assets subject to amortization:
Customer relationships	14,000	9,300	1,469	24,769
Non-competition covenants	704	656	—	1,360

Total intangible assets subject to amortization	14,704	9,956	1,469	26,129

Goodwill	8,659	17,215	8,125	33,999
Property, equipment, and other assets	555	207	20	782

Total assets acquired	26,092	32,171	13,769	72,032

Current liabilities	7,869	4,250	3,623	15,742
Bank Debt	—	876	—	876
Long-term debt and capital leases	41	4,035	—	4,076

Total liabilities assumed	7,910	9,161	3,623	20,694

Net fair value of assets acquired	$18,182	$23,010	$10,146	$51,338

Consideration:
Cash	$18,075	$19,010	$7,940	$45,025
Payable	107	—	2,206	2,313
Common shares, at market value	—	4,000	—	4,000

Total consideration paid or payable	$18,182	$23,010	$10,146	$51,338

Number of common shares issued as consideration	—	129	—	129

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	11

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

5.	Accounts and other receivables, net

Accounts and other receivables consist of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	As of
	March 31, 2007	December 31, 2006
Client premiums receivable	$157,991	$195,074
Commissions receivable	55,585	51,325
Client premiums receivable from financing activities	26,243	22,125
Claims receivable	8,809	11,115

	248,628	279,639
Less: allowance for doubtful accounts	(2,545)	(2,375)
Less: allowance for policy cancellations	(2,710)	(2,704)

Total accounts receivable, net	243,373	274,560

Other receivables	14,979	8,855

Total accounts and other receivables, net	$258,352	$283,415

12	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

6.	Goodwill and other intangible assets

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

For the three months ended March 31, 2007 and 2006, amortization expense for other intangible assets is as follows (in thousands):

	For the three months ending March 31,
	2007	2006
Customer relationships	$8,229	$2,735
Non-competition covenants	275	540

Total amortization expense	$8,504	$3,275

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	13

As of March 31, 2007, estimated total future amortization expense for other intangible assets is as follows (in thousands):

Estimated Future Amortization Expense
2007	$27,068
2008	28,813
2009	24,340
2010	19,522
2011	15,907
2012 and thereafter	54,135

Total	$169,785

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

7.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	As of
	March 31, 2007	December 31, 2006
Insurance premiums payable	$242,975	$288,639
Commissions payable	28,396	29,767
Compensation payable related to Talbot earnout	21,804	19,822
Accrued payroll and related benefits	15,666	32,490
Claims payable	11,970	13,710
Self-insured liabilities	10,015	10,351
Other accounts payable and accrued liabilities	26,655	18,323

Total accounts payable and accrued liabilities	$357,481	$413,102

14	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

8.	Debt

Our outstanding debt balances as of March 31, 2007 and December 31, 2006, consist of the following (in thousands):

	As of
	March 31, 2007	December 31, 2006
Series A Senior Notes, with interest at 5.71%	$7,500	$7,500
Series B Senior Notes, with interest at 6.16%	55,000	55,000
Less: fair value of interest rate swap agreement	(3,846)	(3,997)

Fair value of Series A and B Senior Notes	58,654	58,503
Senior notes, with interest at 6.43%	75,000	75,000
U.S. credit facility	22,000	—
Other notes payable, long-term debt, and capital leases	6,578	7,134

	162,232	140,637
Less: current portion	(2,792)	(3,296)

Total long-term debt less current maturities	$159,440	$137,341

As of March 31, 2007, future annual principal payments of our outstanding debt obligations are as follows (in thousands):

Future Principal Payments
2007	$2,792
2008	7,358
2009	5,595
2010	26,583
2011	39,250
2012 and thereafter	84,500

Total	$166,078

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	15

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

16	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	17

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

18	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	19

10.	Share-based compensation

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

	For the three months ended March 31,
	2007	2006
Cash	$1,982	$1,938
Non-cash share-based	—	2,726

Total Talbot earnout compensation	$1,982	$4,664

20	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

Share-based compensation

The following table summarizes share-based compensation expense recognized during the three months ended March 31, 2007 and 2006 (in thousands):

	For the three months ended March 31,
	2007	2006
RSUs:	$1,563	$1,635
Common shares issued in connection with acquisitions	4	—

Total other non-cash share based compensation	1,567	1,635
Tax benefit	311	671

Total other non-cash share-based compensation expense, net of tax	1,256	964
Non-cash share-based compensation for Talbot earnout	—	2,726

Total non-cash share-based compensation expense, net of tax	$1,256	$3,690

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	21

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

22	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	23

13.	Segment reporting

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

24	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	25

Summary financial information by reportable segment is as follows (in thousands):

	Revenue		EBITDA
	For the three months ended March 31,
	2007	2006	2007	2006
U.S.	$130,797	$95,796	$52,085	$33,767
Canada	40,455	37,808	15,955	14,268
Head office	522	507	(9,308)	(4,788)

	$171,774	$134,111	58,732	43,247

Reconciling items:
Amortization expense			(8,504)	(3,275)
Depreciation expense			(2,644)	(2,142)
Interest expense			(2,779)	(3,066)
Unallocated head office expenses			(3,640)	(6,466)

Net earnings before provision for income taxes			$41,165	$28,298

	Amortization Expense		Depreciation Expense
	For the three months ended March 31,
	2007	2006	2007	2006
U.S.	$8,206	$3,223	$1,829	$1,440
Canada	298	52	511	491
Head office	—	—	304	211

	$8,504	$3,275	$2,644	$2,142

			Capital Expenditures
	Assets as of		For the three months ended March 31,
	March 31, 2007	December 31, 2006	2007	2006
U.S.	$1,004,933	$984,343	$2,051	$2,213
Canada	182,137	214,995	347	465
Head office	49,351	31,051	287	389

	$1,236,421	$1,230,389	$2,685	$3,067

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

26	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	27

deferred income tax assets and liabilities. Canadian GAAP requires that such amounts be presented separately on our consolidated balance sheet.

(2)	As discussed in Note 8 “Debt — Series A and Series B Senior Notes” of these notes to our unaudited condensed consolidated financial statements, on July 15, 2003, we entered into an interest swap agreement related to both our Series A and Series B notes. Under U.S. GAAP, we have designated the swap transaction as a hedge of changes in the fair value of our fixed rate debt caused by changes in interest rates. In accordance with SFAS 133, we record the swap transaction on our consolidated balance sheets at its estimated fair value. Changes in the estimated fair value of the swap agreement are recognized in our consolidated statements of earnings. Changes in the estimated fair value of the underlying debt that is being hedged that are attributable to changes in interest rates are recognized in our consolidated statements of earnings via an adjustment to the carrying value of the underlying debt. Under Canadian GAAP, we account for the swap transaction using the synthetic instruments method. Under this method, we record the net interest expense on the swap and associated debt in our consolidated statements of earnings as if it were a single, synthetic, financial instrument. Also, under this method, we do not recognize the estimated fair value of the interest swap arrangement on our consolidated balance sheets, which we estimate to be approximately $3.8 million and $4.0 million, respectively, as of March 31, 2007 and December 31, 2006.

(3)	The Accounting Standards Board issued Canadian Institute of Chartered Accounts (“CICA”) handbook section 1530 Comprehensive Income (“CICA 1530”). CICA 1530 introduced a new requirement to temporarily exclude certain gains and losses from the calculation of net earnings and, instead, present such amounts as a component of shareholders’ equity under the caption “comprehensive income.” CICA 1530 is meant to remove certain inconsistencies between Canadian and U.S. GAAP and is effective for years beginning on or after January 1, 2007. In accordance with CICA 1530, we would have restated our December 31, 2006, Canadian GAAP consolidated balance sheet to conform to the requirements of CICA 1530. As a result of CICA 1530, there are no significant differences between the U.S. and Canadian GAAP presentation of shareholders’ equity on our consolidated balance sheets.

28	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	29

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

This MD&A is organized as follows:

30	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	31

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

32	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	33

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

34	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

	For the three months ended March 31,				Change
	2007	% of Total Revenue	2006	% of Total Revenue	$	%
Revenue:
Commission income	$125,487	73%	$99,932	75%	$25,555	26%
Contingent commission and volume override	41,158	24%	31,168	23%	9,990	32%
Other	5,129	3%	3,011	2%	2,118	70%

Total revenue	171,774	100%	134,111	100%	37,663	28%

Expenses:
Compensation:
Employee cash compensation	85,432	50%	68,416	51%	17,016	25%
Talbot earnout compensation	1,982	1%	4,664	3%	(2,682)	(58)%
Other non-cash share-based compensation	1,567	1%	1,635	1%	(68)	(4)%

Total compensation	88,981	52%	74,715	56%	14,266	19%
Selling, occupancy, and administration	27,610	16%	22,448	17%	5,162	23%
Intangible asset amortization	8,504	5%	3,275	2%	5,229	160%
Interest expense	2,779	2%	3,066	2%	(287)	(9)%
Depreciation	2,644	2%	2,142	2%	502	23%
Loss on disposal of subsidiaries, property and equipment, and other assets	91	—%	167	—%	(76)	(46)%

Total operating expenses	130,609	76%	105,813	79%	24,796	23%

Net earnings before provision for income taxes	41,165	24%	28,298	21%	12,867	45%
Provision for income taxes:	16,433	10%	11,832	9%	4,601	39%

Effective tax rate	40%		42%
Net earnings	$24,732	14%	$16,466	12%	$8,266	50%

Diluted net earnings per share	$0.60		$0.46		$0.14	30%

Diluted weighted average shares outstanding	41,166		36,981		4,185	11%

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	35

Revenue

Revenue for Hub consolidated and each of our reportable segments for the three months ended March 31, 2007 and 2006, and organic revenue growth statistics for the three months ended March 31, 2007, were as follows (dollars in thousands).

	For the three months ended March 31,		% Change	Adjustment for (Acquisitions) and Dispositions	Organic Growth (1)
	2007	2006			Dollars	%	% Excluding Foreign Currency Changes
Hub Consolidated Revenue
Commission income	$125,487	$99,932	26%	$(20,223)	$5,202	5.3%	5.7%
Contingent commission and volume override	41,158	31,168	32%	(6,395)	3,595	11.5%	11.9%
Other	5,129	3,011	70%	(1,308)	814	27.1%	27.5%

Total revenue	$171,774	$134,111	28%	$(27,926)	$9,611	7.2%	7.6%

U.S. Revenue
Commission income	$95,049	$71,241	33%	$(19,577)	$4,100	5.8%	N/A
Contingent commission and volume override	31,720	22,366	42%	(5,926)	3,429	15.3%	N/A
Other	4,028	2,189	84%	(1,308)	535	24.5%	N/A

Total revenue	$130,797	$95,796	37%	$(26,811)	$8,064	8.5%	N/A

Total segment revenue as a percentage of Hub consolidated	76%	71%
Canada Revenue
Commission income	$30,438	$28,691	6%	$(646)	$1,102	3.9%	5.3%
Contingent commission and volume override	9,438	8,628	9%	(469)	342	4.0%	5.2%
Other	579	489	18%	—	89	18.3%	20.0%

Total revenue	$40,455	$37,808	7%	$(1,115)	$1,533	4.1%	5.5%

Total segment revenue as a percentage of Hub consolidated	24%	28%
Head Office
Total revenue	$522	$507

Notes:

(1)	Organic growth calculations for the first quarter of 2007 exclude guaranteed supplemental commission revenue recorded during the first quarter of 2007 that would historically not have been recorded until 2008. See “Our Business — Current Business and Industry Opportunities, Challenges, and Risks — Contingent Commission Arrangements,” included herein, for further detail on guaranteed supplemental commission arrangements. Total guaranteed supplemental commission revenue recorded during the first quarter of 2007 was approximately $1.4 million and was included as a component of “contingent commission and volume override” in our consolidated statement of earnings. Had we included guaranteed supplemental commission revenue in our organic revenue growth calculation, our total consolidated organic revenue growth for the first quarter of 2007 would have been 8.3%, or 8.7% excluding the effects of the weakening of the Canadian dollar as compared to the U.S. dollar, and our total U.S. segment organic revenue growth for the first quarter of 2007 would have been 10.0%.

36	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	37

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

38	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	39

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

40	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	41

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

42	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

Contractual obligations

As of March 31, 2007, minimum future cash payments due under contractual obligations were as follows (in thousands):

	2007	2008	2009	2010	2011	2012 and Thereafter	Total
Series A senior notes	$—	$—	$—	$—	$7,500	$—	$7,500
Series B senior notes	—	4,584	4,583	4,583	19,250	22,000	55,000
Senior notes	—	—	—	—	12,500	62,500	75,000
U.S. credit facility	—	—	—	22,000	—	—	22,000
Various other notes payable and debt	2,792	2,774	1,012	—	—	—	6,578
Interest on long-term debt	10,944	10,749	10,390	8,668	6,140	10,196	57,087
Operating lease obligations	21,628	19,613	17,117	12,747	7,465	20,412	98,982

Total contractual cash obligations	$35,364	$37,720	$33,102	$47,998	$52,855	$115,108	$322,147

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	43

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

44	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	45

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

46	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	47

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

48	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007

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

Common equity repurchases

During the three months ended March 31, 2007, we did not repurchase any of our common shares.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), as enacted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QUARTERLY REPORT MARCH 31, 2007	HUB INTERNATIONAL LIMITED	49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUB INTERNATIONAL LIMITED

By:	/S/ JOHN P. GRAHAM
John P. Graham Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DATE: April 30, 2007

50	HUB INTERNATIONAL LIMITED	QUARTERLY REPORT MARCH 31, 2007